Form 10-Q
period 1996-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1996-08-09
CIK 910467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended     June 30, 1996

                                       or

   [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

   For the transition period from ______________ to ______________

   Commission File number:       0-22260

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
               (Exact name of registrant as specified in charter)

              Delaware                           52-1823554
       (State of Organization)        (IRS Employer Identification Number)

   Court Towers Building,
   210 West Pennsylvania Avenue,
   Baltimore, Maryland                                21204
   (Address of principal executive offices)         (Zip Code)

   (410) 296-3301
   (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No [ ]

                          Total number of Pages:  15

                         PART I - FINANCIAL INFORMATION

   Item 1.        Financial Statements

   The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

        Statements of Financial Condition as of June 30, 1996 and
            December 31, 1995

        Statements of Operations for the Three Months and Six Months Ended
            June 30, 1996 and 1995

        Statements of Changes in Partners' Capital for the Six Months Ended
            June 30, 1996 and 1995

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 1996 (Unaudited) and December 31, 1995 (Audited)

                                                  June 30,  December 31,
                                                    1996        1995
   ASSETS
     Equity in broker trading accounts
       Cash                                    $ 5,173,541   $ 1,238,207
       United States government securities       7,206,171     7,205,197
       Unrealized gain on open futures
        contracts                                  521,704     2,798,738
                                                ----------    ----------
         Deposits with broker                   12,901,416    11,242,142

     Cash and cash equivalents                  46,925,225    32,491,237
     United States government securities         2,980,146     2,985,505
     Unrealized gain (loss) on open
       forward contracts                            25,961      (227,297)
                                                ----------    ----------
         Total assets                          $62,832,748   $46,491,587
                                               ===========   ===========
   LIABILITIES
     Accounts payable                              $36,308       $31,699
     Brokerage fee                                 391,850       301,006
     Redemptions payable                           369,581     1,018,007
     Offering costs payable                         47,691        37,187
     Subscription deposits                         234,027        30,154
                                                ----------    ----------
         Total liabilities                       1,079,457     1,418,053
                                                ----------    ----------
   PARTNERS' CAPITAL (Net Asset Value)
     General Partner - 616.207 units
       outstanding at June 30, 1996 and
       December 31,1995                            637,016       459,018
     Limited Partners - 59,119.596 and
       45,897.894 units outstanding at
       June 30, 1996 and December 31, 1995      61,116,275    44,614,516
                                                ----------    ----------
         Total partners' capital
           (Net Asset Value)                    61,753,291    45,073,534
                                                ----------    ----------
                                               $62,832,748   $46,491,587
                                               ===========   ===========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 1996 and 1995 and
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                  1996        1995       1996        1995
   INCOME
     Trading gains (losses)
       Realized               $4,261,808  $2,089,940  $6,189,927  $1,899,352
       Change in unrealized   (2,596,607) (2,274,231) (2,023,776)     84,358
                              ----------   ---------   ---------   ---------
         Gain (loss) from
          trading              1,665,201    (184,291)  4,166,151   1,983,710
     Interest income             695,754     384,254   1,276,198     687,745
                              ----------   ---------   ---------   ---------
         Total income          2,360,955     199,963   5,442,349   2,671,455
                              ----------   ---------   ---------   ---------
   EXPENSES
     Brokerage fee             1,110,758     557,171   2,062,286   1,000,405
     Operating expenses           59,509      29,457     106,446      79,351
                              ----------   ---------   ---------   ---------
         Total expenses        1,170,267     586,628   2,168,732   1,079,756
                              ----------   ---------   ---------   ---------
         NET INCOME (LOSS)    $1,190,688  $ (386,665) $3,273,617  $1,591,699
                              ==========  ==========  ==========  ==========
   NET INCOME (LOSS) PER
   GENERAL AND LIMITED
   PARTNER UNIT
     (based on weighted
     average number of
     units outstanding
     during the period)       $    22.36  $   (13.36) $    65.22  $    59.43
                              ==========  ==========  ==========  ==========
   INCREASE (DECREASE)
   IN NET ASSET VALUE PER
   GENERAL AND LIMITED
   PARTNER UNIT               $    21.22  $   (14.22) $    61.73  $    56.96
                              ==========  ==========  ==========  ==========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                                                Partners' Capital
                                            General                 Limited                     Total
                                        Units     Amount       Units        Amount        Units         Amount
   Six Months Ended
    June 30, 1996
   Balances at
       December 31, 1995              472.222   $459,018  45,897.894   $44,614,516   46,370.116    $45,073,534
   Additions                          143.985    150,000  16,559.545    16,938,469   16,703.530     17,088,469
   Net income for the six months
       ended June 30, 1996                        30,695                 3,242,922                   3,273,617

   Redemptions                          0.000          0  (3,337.843)   (3,410,463)  (3,337.843)    (3,410,463)
   Offering costs                                 (2,697)                 (269,169)                   (271,866)
                                      -------   --------  ----------   -----------   ----------    -----------
   Balances at
       June 30, 1996                  616.207   $637,016  59,119.596   $61,116,275   59,735.803    $61,753,291
                                      =======   ========  ==========   ===========   ==========    ===========
   Six Months Ended
    June 30, 1995
   Balances at
       December 31, 1994              253.300   $223,859  23,055.320   $20,375,537   23,308.620    $20,599,396

   Additions                          105.509    100,000  11,686.582    10,824,749   11,792.091     10,924,749

   Net income for the six months
       ended June 30, 1995                        15,067                 1,576,632                   1,591,699

   Redemptions                          0.000          0  (1,697.499)   (1,559,959)  (1,697.499)    (1,559,959)

   Offering costs                                 (1,384)                 (130,997)                   (132,381)
                                      -------   --------  ----------   -----------   ----------    -----------
   Balances at
       June 30, 1995                  358.809   $337,542  33,044.403   $31,085,962   33,403.212    $31,423,504
                                      =======   ========  ==========   ===========   ==========    ===========


                                    Net Asset Value Per Unit
                     June 30,   December 31,      June 30,     December 31,
                      1996        1995             1995           1994
                   $ 1,033.77    $ 972.04         $ 940.73      $ 883.77
                   ==========    ========         ========      ========

                              See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

   Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             A.   General Description of the Partnership
                  Campbell Strategic Allocation Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership was formed on May 11, 1993 and commenced trading on April 18, 1994.

             B.   Regulation
                  As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry, rules of the National Futures Association, an industry self-regulatory organization, and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

             C.   Method of Reporting
                  The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract purchase price and market price) is reported in the statement of financial condition in accordance with Financial Accounting Standards Board Interpretation No.39. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

             D.   Cash and Cash Equivalents
                  Cash and cash equivalents includes cash and short-term investments in fixed income securities held at a financial institution.

             E.   Income Taxes
                  The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

             F.   Offering Costs
                  The General Partner has advanced the Partnership the costs incurred in connection with the initial offering of Units (initial offering costs) of $240,961 and additional costs incurred through June 30, 1996 in connection with the subsequent offering of Units (continuous offering costs) of $1,792,798. The General Partner is reimbursed by the Partnership for such advanced amounts in approximately 30 equal installments commencing after the close of the initial offering (for initial offering costs advanced) and throughout the continuous offering (for continuous offering costs advanced).

                  Reimbursement for such advanced costs is limited to 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. If the Partnership terminates prior to completion of reimbursement to the General Partner, the General Partner will not be entitled to any additional reimbursement and the Partnership will have no further obligation to the General Partner.

                  The amount of monthly reimbursement due to the General Partner is charged directly to partners' capital.

             G.   Foreign Currency Transactions
                  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

   Note 2.   GENERAL PARTNER AND COMMODITY TRADING ADVISOR

             The General Partner of the Partnership is Campbell & Company, Inc., which conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The Amended Agreement of Limited Partnership provides that the General Partner may make withdrawals of its Units, provided that such withdrawals do not reduce the General Partner's aggregate percentage interest in the Partnership to less than 1% of the net aggregate contributions.

             The General Partner is required by the Amended Agreement of Limited Partnership to maintain a net worth equal to the lesser of 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Partnership. The minimum net worth shall in no case be less than $50,000 nor shall net worth in excess of $1,000,000 be required.

             The Partnership pays a monthly brokerage fee equal to 1/12 of 8% (8% annualized) of month-end net assets. The General Partner receives 7/8 of this fee, a portion (4/8 of the total brokerage fee) of which is used to compensate selling agents for ongoing services rendered and a portion (3/8 of the total brokerage fee) of which is retained by the General Partner for trading and management services rendered. The remaining 1/8 of the brokerage fee is paid directly to the broker. During the six months ended June 30, 1996 and 1995, the amounts paid directly to the broker amounted to $257,786 and $124,904 respectively.

             The General Partner is also paid a quarterly performance fee of 20% of the Partnership's aggregate cumulative appreciation in the Net Asset Value per Unit, exclusive of appreciation attributable to interest income.

   Note 3.   DEPOSITS WITH BROKER

             The Partnership deposits funds with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

   Note 4.   OPERATING EXPENSES

             Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to .5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than .5% (annualized) for the six months ended June 30, 1996 and 1995.

   Note 5.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

             Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of June 30, 1996 and December 31, 1995, amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $234,027 and $30,154, respectively.

             The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units owned, subject to a potential redemption fee if redeemed within the first twelve months after the units are sold, subject to restrictions in the Amended Agreement of Limited Partnership.

   Note 6.   TRADING ACTIVITIES AND RELATED RISKS

             The Partnership engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading program. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

             Purchase and sale of futures contracts requires margin deposits with the broker. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

             The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 20% to 35% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 1996 and December 31, 1995 was $10,186,317 and $10,190,702, respectively, which equals 17% and 23% of Net Asset Value, respectively.

             The Partnership trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Additionally, the trading of forward contracts typically involves delayed cash settlement.

             At June 30, 1996, the Partnership has approximately $4,010,000 of its cash on deposit with a financial institution. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements.

             For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the six months ended June 30, 1996 was approximately $2,633,000 and the related period end fair value is approximately $548,000.

             Net trading income from derivatives is reflected in the statement of operations and equals gain (loss) from trading less the portion of the brokerage fee paid directly to the broker. Such trading income reflects the net gain (loss) arising from the Partnership's speculative trading of futures and forward contracts.

             Open contracts generally mature within three months; the latest maturity date for open contracts as of June 30, 1996 is October 1996. However, the Partnership intends to close all contracts prior to maturity. At June 30, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                           June 30, 1996           December 31, 1995
                    Contracts to   Contracts to  Contracts to   Contracts to
                       Purchase        Sell        Purchase         Sell
   Derivatives:
    Futures contracts:
     - Long-term
       interest rates $ 30,100,000  $121,100,000  $148,500,000  $          0
     - Short-term
       interest rates   16,900,000   226,900,000   105,700,000    34,800,000
     - Currencies        6,600,000    15,900,000       700,000    11,900,000
     - Stock indices     9,800,000     6,000,000    10,500,000             0
     - Softs/Fibers              0     2,100,000             0     3,900,000
     - Grains                    0             0     1,300,000       400,000
     - Meats               400,000             0       400,000             0
     - Metals           12,600,000    23,800,000     9,700,000    10,800,000
     - Energy            7,400,000             0    10,400,000             0

   Forward contracts:
     - Currencies       62,400,000    88,900,000    42,600,000    84,900,000
                      ------------  ------------  ------------  ------------

                      $146,200,000  $484,700,000  $329,800,000  $146,700,000
                      ============  ============  ============  ============

             The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

             The General Partner has established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

   Note 7.   INTERIM FINANCIAL STATEMENTS

             The Statement of Financial Condition as of June 30, 1996, the Statements of Operations for the three months and six months ended June 30, 1996 and 1995 and the Statements of Changes in Partners' Capital (Net Asset Value) for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1996 and the results of operations for the three months and six months ended June 30, 1996 and 1995.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Introduction

   The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $58,978,839 have been accepted during the continuing offering period as of July 1, 1996. Redemptions over the same time period total $10,756,862. The Fund commenced operations on April 18, 1994.

   Capital Resources

   The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

   Liquidity

   Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

   Results of Operations

   The return for the six months ending June 30, 1996 and 1995 was 6.35% and 6.45%, respectively. The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on commodity futures contracts. Because the Fund generally uses a small percentage of assets of margin, the Fund does not believe that any increase in margin requirements, if adopted as proposed, will have a material effect on the Fund's operations. Management cannot predict whether the Fund's Net Asset Value per Unit will increase or decrease. Inflation is not a significant factor in the Fund's operations, except to the extent that inflation may affect futures' prices.

   Off-Balance Sheet Risk

   The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

   In addition to market risk, in entering into futures and forward contracts there is a risk to the Fund (credit risk) that a counterparty will not be able to meet its obligations to the Fund. The counterparty of the Fund for futures contracts traded in the United States and most foreign exchanges on which the Fund trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Fund trades on exchanges where the clearinghouse is not backed by the membership (i.e. some foreign exchanges) or when the Fund enters into off-exchange contracts (i.e. forward contracts) with a counterparty, the sole recourse of the Fund will be the clearinghouse or the counterparty as the case may be. Campbell & Company, Inc., in its business as a commodity trading advisor and through its many relationships with brokers, monitors the creditworthiness of the exchanges and the clearing members of the foreign exchanges with which it does business for the Fund and other clients. With respect to forward contract trading, the Fund trades with only those counterparties which the General Partner has determined to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. While the General Partner monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Fund.

                            PART II-OTHER INFORMATION

   Item 1.   Legal Proceedings.

             None

   Item 2.   Changes in Securities

             None

   Item 3.   Defaults Upon Senior Securities

             Not applicable.

   Item 4.   Submissions of Matters to a vote of Security Holders.

             None

   Item 5.   Other Information

             None

   Item 6.   Exhibits and Reports on Form 8-K.

             None

             There are no exhibits to this Form 10-Q.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                            (Registrant)

                            By:  Campbell & Company, Inc.
                                 General Partner

   Date: August 5, 1996     By:  /s/ Theresa D. Livesey
                                 Theresa D. Livesey
                                 Chief Financial Officer/Treasurer/Director

                                    EXHIBIT INDEX

   Exhibit No.                 Exhibit                     Page Number

      27                 Financial Data Schedule