Form 10-Q
period 1996-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1996-11-05
CIK 910467

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended   September 30, 1996

                                       or

   [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

   For the transition period from _____________to_____________

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


                            Yes [ X ]         No [   ]

                         PART I - FINANCIAL INFORMATION


   Item 1.        Financial Statements

   The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

        Statements of Financial Condition as of September 30, 1996 and
            December 31, 1995

        Statements of Operations for the Three Months and Nine Months Ended
            September 30, 1996 and 1995

        Statements of Changes in Partners' Capital for the Nine Months Ended
            September 30, 1996 and 1995

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 1996 (Unaudited)  and December 31, 1995 (Audited)

                                                September 30,    December 31,
                                                    1996            1995
   ASSETS
       Equity in broker trading accounts
         Cash                                   $ 4,484,905      $ 1,238,207
         United States government securities      7,486,450        7,205,197
         Unrealized gain on open futures
          contracts                               3,879,914        2,798,738
                                                 ----------       ----------
            Deposits with broker                 15,851,269       11,242,142

       Cash and cash equivalents                 51,880,159       32,491,237
       United States government securities        2,980,265        2,985,505
       Unrealized gain (loss) on open
        forward contracts                           872,185         (227,297)
                                                 ----------       ----------
            Total assets                        $71,583,878      $46,491,587
                                                 ==========       ==========

   LIABILITIES
       Accounts payable                         $    93,792      $    31,699
       Brokerage fee                                456,321          301,006
       Redemptions payable                          894,096        1,018,007
       Offering costs payable                        57,170           37,187
       Subscription deposits                        217,444           30,154
                                                 ----------       ----------
            Total liabilities                     1,718,823        1,418,053
                                                 ----------       ----------

   PARTNERS' CAPITAL (Net Asset Value)
       General Partner - 664.076 and
         472.222 units outstanding at
         September 30, 1996 and
         December 31,1995                           705,886          459,018
       Limited Partners - 65,063.074 and
         45,897.894 units outstanding at
         September 30, 1996 and
         December 31, 1995                       69,159,169       44,614,516
                                                 ----------       ----------
            Total partners' capital
              (Net Asset Value)                  69,865,055       45,073,534
                                                 ----------       ----------
                                                $71,583,878      $46,491,587
                                                 ==========       ==========


                             See accompanying notes.



                                              CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                                      STATEMENTS OF OPERATIONS
                                     For the Three Months Ended September 30, 1996 and 1995 and
                                        For the Nine Months Ended September 30, 1996 and 1995
                                                             (Unaudited)
                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                                 1996           1995             1996           1995

   INCOME
      Trading gains (losses)
         Realized                          $ (1,670,524)      $  24,849     $  4,519,403    $ 1,924,201
         Change in unrealized                 4,204,433        (496,100)       2,180,657       (411,742)
                                             ----------        --------      -----------     ----------
             Gain (loss) from trading         2,533,909        (471,251)      6,700,060       1,512,459

          Interest income                       857,708         508,559       2,133,906       1,196,304
                                             ----------        --------      -----------     ----------
               Total income                   3,391,617          37,308        8,833,966      2,708,763
                                             ----------        --------      -----------     ----------
   EXPENSES
   Brokerage fee                              1,298,071         704,349        3,360,357      1,704,754
   Operating expenses                            69,181          44,729          175,627        124,080
                                             ----------        --------      -----------     ----------
               Total expenses                 1,367,252         749,078        3,535,984      1,828,834
                                             ----------        --------      -----------     ----------
   NET INCOME (LOSS)                       $  2,024,365    $   (711,770)    $  5,297,982    $   879,929
                                             ==========       =========      ===========     ==========
   NET INCOME (LOSS) PER GENERAL AND
    LIMITED PARTNER UNIT
      (based on weighted average
       number of units outstanding
       during the period)                  $      32.81      $   (19.11)     $     98.05      $   29.07
                                             ==========       =========       ==========      =========
   INCREASE (DECREASE) IN NET ASSET
    VALUE PER GENERAL AND LIMITED
   PARTNER UNIT                               $   29.19      $   (23.93)       $   90.92    $     33.03
                                             ==========       =========       ==========      =========


                             See accompanying notes.

                                              CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                                        For the Nine Months Ended September 30, 1996 and 1995
                                                             (Unaudited)
                                                                     Partners' Capital
                                             General                      Limited                             Total
                                        Units          Amount       Units             Amount          Units           Amount

   Nine Months Ended
    September 30, 1996

   Balances at December 31, 1995      472.222          $459,018    45,897.894      $44,614,516      46,370.116      $45,073,534

   Additions                          191.854           200,000    25,107.296       25,862,237      25,299.150       26,062,237

   Net income for the nine months
    ended September 30, 1996                             51,316                      5,246,666                        5,297,982

   Redemptions                          0.000                 0    (5,942.116)      (6,125,322)     (5,942.116)      (6,125,322)

   Offering costs                                        (4,448)                      (438,928)                        (443,376)
                                      -------          --------    ----------      -----------    ------------      -----------
   Balances at September 30, 1996     664.076          $705,886    65,063.074      $69,159,169      65,727.150      $69,865,055
                                      =======          ========    ==========      ===========      ==========       ==========
   Six Months Ended
    September 30, 1995

   Balances at December 31, 1994      253.300          $223,859    23,055.320      $20,375,537      23,308.620      $20,599,396

   Additions                          193.203           180,000    21,777.039       20,108,793      21,970.242       20,288,793

   Net income for the nine months
    ended September 30, 1995                              7,786                        872,143                          879,929

   Redemptions                          0.000                 0    (3,487.522)      (3,233,135)     (3,487.522)      (3,233,135)

   Offering costs                                        (2,289)                      (218,244)                        (220,533)
                                      -------          --------    ----------      -----------    ------------      -----------
   Balances at
      September 30, 1995              446.503          $409,356    41,344.837      $37,905,094      41,791.340      $38,314,450
                                      =======          ========    ==========      ===========      ==========       ==========


                                  Net Asset Value Per Unit
                  September 30,  December 31,  September 30,   December 31,
                      1996           1995          1995             1994
                   $ 1,062.96     $  972.04     $   916.80     $   883.77
                     ========       =======       ========      =========

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

       F.   Offering Costs
            The General Partner has advanced the Partnership the costs incurred in connection with the initial offering of Units (initial offering costs) of $240,961 and additional costs incurred through September 30, 1996 in connection with the subsequent offering of Units (continuous offering costs) of $1,992,210. The General Partner is reimbursed by the Partnership for such advanced amounts in approximately 30 equal installments commencing after the close of the initial offering (for initial offering costs advanced) and throughout the continuous offering (for continuous offering costs advanced).

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

            The Partnership pays a monthly brokerage fee equal to 1/12 of 8% (8% annualized) of month-end net assets. The General Partner receives 7/8 of this fee, a portion (4/8 of the total brokerage fee) of which is used to compensate selling agents for ongoing services rendered and a portion (3/8 of the total brokerage fee) of which is retained by the General Partner for trading and management services rendered. The remaining 1/8 of the brokerage fee is paid directly to the broker. During the nine months ended September 30, 1996 and 1995, the amounts paid directly to the broker amounted to $420,045 and $211,703, respectively.

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

   Note 4.  OPERATING EXPENSES

            Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to .5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than .5% (annualized) for the nine months ended September 30, 1996 and 1995.

   Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

            Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of September 30, 1996 and December 31, 1995, amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $217,444 and $30,154, respectively.

            The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units owned, subject to a redemption fee if redeemed within the first twelve months after the units are sold, subject to restrictions in the Amended Agreement of Limited Partnership.

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

            The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 20% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 1996 and December 31, 1995 was $10,466,715 and $10,190,702, respectively, which equals 15% and 23% of Net Asset Value, respectively.

            The Partnership trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Additionally, the trading of forward contracts typically involves delayed cash settlement.

            At September 30, 1996, the Partnership has approximately $2,920,000 of its cash on deposit with a financial institution. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements.

            For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

            The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the nine months ended September 30, 1996 was approximately $2,873,000 and the related period end fair value is approximately $4,752,000.

            Net trading income from derivatives is reflected in the statement of operations and equals gain (loss) from trading less the portion of the brokerage fee paid directly to the broker. Such trading income reflects the net gain (loss) arising from the Partnership's speculative trading of futures and forward contracts.

            Open contracts generally mature within three months; the latest maturity date for open contracts as of September 30, 1996 is December 1996. However, the Partnership intends to close all contracts prior to maturity. At September 30, 1996 and December 31, 1995, the notional amount of open contracts is as follows:

                                           September 30, 1996                December 31, 1995
                                        Contracts to     Contracts to     Contracts to  Contracts to
                                          Purchase          Sell            Purchase        Sell

   Derivatives:
      Futures contracts:
      -  Long-term interest rates        $250,700,000   $          0   $148,500,000     $         0
      -  Short-term interest rates        322,900,000              0    105,700,000      34,800,000
      -  Currencies                        11,000,000     22,700,000        700,000      11,900,000
      -  Stock indices                     18,900,000              0     10,500,000               0
      -  Softs/Fibers                         500,000              0              0       3,900,000
      -  Grains                                     0      1,200,000      1,300,000         400,000
      -  Meats                                300,000              0        400,000               0
      -  Metals                            11,000,000     22,600,000      9,700,000      10,800,000
      -  Energy                            13,100,000      3,500,000     10,400,000               0

   Forward contracts:
      -  Currencies                       125,400,000    151,100,000     42,600,000      84,900,000
                                          -----------    -----------    -----------     -----------
                                        $ 753,800,000   $201,100,000 $  329,800,000    $146,700,000
                                          ===========    ===========    ===========     ===========

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

   Note 7.  INTERIM FINANCIAL STATEMENTS

            The Statement of Financial Condition as of September 30, 1996, the Statements of Operations for the three months and nine months ended September 30, 1996 and 1995 and the Statements of Changes in Partners' Capital (Net Asset Value) for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1996 and the results of operations for the three months and nine months ended September 30, 1996 and 1995.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Introduction

   The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $67,952,607 have been accepted during the continuing offering period as of October 1, 1996. Redemptions over the same time period total $13,471,721. The Fund commenced operations on April 18, 1994.

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

   Results of Operations

   The return for the nine months ending September 30, 1996 and 1995 was 9.35% and 3.74%, respectively. The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on commodity futures contracts. Because the Fund generally uses a small percentage of assets for margin, the Fund does not believe that any increase in margin requirements, if adopted as proposed, will have a material effect on the Fund's operations. Management cannot predict whether the Fund's Net Asset Value per Unit will increase or decrease. Inflation is not a significant factor in the Fund's operations, except to the extent that inflation may affect futures' prices.

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

            Exhibits

            27   Financial Data Schedule (EDGAR only)

            None

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


                                 CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                      (Registrant)


                                 By:  Campbell & Company, Inc.
                                      General Partner


   Date: October 24, 1996        By:       /s/ Theresa D. Livesey
                                           Theresa D. Livesey
                                           Chief Financial Officer/Treasurer/
                                           Director

                                  Exhibit Index


   Exhibit No.    Description

     27           Financial Data Schedule