Form 10-K405
period 1996-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1997-03-26
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)


  [X]      OF THE SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]


                  For the Fiscal Year Ended December 31, 1996
                       Commission File Number 0-22260 and
                                    2-84126


                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

            For the transition period from ___________ to __________


                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     52-1823554
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)


  210 W. PENNSYLVANIA AVENUE
     BALTIMORE, MARYLAND                                  21204
--------------------------------           ------------------------------------


      Registrant's telephone number, including area code: (410)  296-3301
                                                         -------------------

       Securities registered pursuant to Section 12 (b) of the Act: NONE
                                                                    ----

          Securities registered pursuant to Section 12 (g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes      X       No
                                        ----------     -------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.      [X]

The Registrant has no voting stock. As of December 31, 1996 there were 84,954.998 Units of Limited Partnership Interest issued and outstanding.

Total number of pages 25. Consecutive page numbers on which exhibits commence:
25.
---

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated February 14, 1997 included within the Registration Statement of Form S-1 (File No. 333-19117), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.          BUSINESS

         Campbell Strategic Allocation Fund, L.P. (the "Registrant") is a limited partnership which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to buy, hold and trade in commodity futures and options contracts and other commodity interests, with primary emphasis on financial futures (including interest rates, foreign exchange and stock indices) and metals and energy contracts, and with limited allocations to grains, meats and softs contracts. The objective is appreciation of assets through speculative trading. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $210,000,000. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

         A total of $104,552,359 has been raised in the initial and continuing offering periods through December 31, 1996.

         In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company controls all aspects of the business and administration of the Registrant in its role as general partner.

         The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant's stated term of December 31, 2023; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company unless one or more new general partners have been elected or appointed pursuant to the Agreement of Limited Partnership; or (d) any event which shall make unlawful the continuing existence of the Registrant.

Regulation

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the 'CFTC"). The National Futures Association ("NFA'), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors" such as Campbell & Company and commodity brokers or "futures commission merchants" such as the Commodity Broker to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Commodity Broker are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company's registration be suspended, termination of the Registrant might result.

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in commodity futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward contracts, which is not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges which are not subject to regulation by any United States government agency.

Operations

         A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "Risk Factors, " "Investment Factors," "Campbell & Company, Inc.," "Conflicts of Interest," and "The Futures and Forwards Markets," and such description is incorporated herein by reference from the Prospectus.

         The Registrant conducts its business in one industry segment, the speculative trading of commodity futures contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which control all aspects of trading funds such as the Registrant (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

         The Registrant engages in financial instrument trading in up to approximately 40 financial instrument contracts on domestic and international markets. Campbell & Company utilizes its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Portfolio (25% allocation) in trading the Registrant's assets. As of March, 1997, the Fund's assets are allocated to the different market sectors in approximately the following manner: 44% to currencies, 30% to interest rates, 8% to stock indices, 10% to energy products, 5% to metals, 1% to grains and 2% to meats and softs. The contracts traded by the Registrant will fluctuate from time to time

         The Registrant may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

ITEM 2.          PROPERTIES

         The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of commodity futures and other contracts and cash.

ITEM 3.          LEGAL PROCEEDINGS

         Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1996, there were 3,498 Limited Partners in the Registrant and 84,954.998 Units of Limited Partnership Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.          SELECTED FINANCIAL DATA

                                                      For the Year Ended December 31,
                                         ---------------------------------------------------------
                                               1996                 1995                1994
                                         ----------------     ----------------   -----------------
Income:
  Trading Gains (Losses)                   $ 23,385,365         $ 4,414,515         $(1,725,198)
  Interest Income                             3,238,486           1,786,353             509,876

Net Income (Loss) (1)                        19,058,054           3,509,233          (2,235,637)

Total Assets                               $111,366,959         $46,491,587         $21,065,640

Net Asset Value per Unit                   $   1,268.16         $    972.04         $    883.77

(1) No Provision has been made for income taxes since they are the personal responsibility of each partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The offering of its Units of Limited Partnership Interests commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Registrant commenced operations on April 18, 1994. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

Capital Resources

The Registrant will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Registrant's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

         Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as ":daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Registrant from promptly liquidating unfavorable positions and subject the Registrant to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Registrant may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Registrant's commodity futures trading operations, the Registrant's assets are expected to be highly liquid.

Results of Operations

         The return for the years ended December 31, 1996 and 1995 were 30.46% and 9.99%, respectively. For 1996, the majority of the increase occurred in the last quarter of the year, when approximately 70% of the total trading gains for the year were posted. Upward trends in foreign and domestic bonds, coupled with a strong U.S. Dollar and British Pound were the star performers during this quarter, with bullish trends in Natural Gas and Copper also providing profits on the Registrant's long positions. The long position maintained in the S&P 500 also proved profitable in this quarter, although performance in this market was flat for the Registrant for the year. Downside volatility was well contained, and the largest draw-down for the year of 5.97% occurred in February 1996, when long U.S. and Australian bond positions were covered and reversed in sharply falling markets. The 30.46% increase was the result of an approximate 37.38% increase due to trading gains (before commissions) and an approximate 5.18% increase due to interest income, offset by an approximate 12.10% decrease as the result of brokerage fees, performance fees and operating costs borne by the Registrant.

         In 1995, the majority of the 9.99% increase occurred in the first quarter of the year. Overall, 1995 performance was generally good, and the Registrant was able to benefit from the significant price movements that occurred throughout the year in global currencies, interest rates, and energy. The 9.99% increase was the result of an approximate 12.57% increase due to trading gains (before commissions) and an approximate 5.09% increase due to interest income, offset by an approximate 7.67% decrease as the result of brokerage fees and operating costs borne by the Registrant.

Off-Balance Sheet Risk

The Registrant trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Registrant (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Registrant at the same time, and if the Registrant's trading advisor was unable to offset futures interests positions of the Registrant, the Registrant could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a risk to the Registrant (credit risk) that a counterparty will not be able to meet its obligations to the Registrant. The counterparty of the Registrant for futures contracts traded in the United States and most foreign exchanges on which the Registrant trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Registrant trades on exchanges where the clearinghouse is not backed by the membership (i.e. some foreign exchanges) or when the Registrant enters into off-exchange contracts (i.e. forward contracts) with a counterparty, the sole recourse of the Registrant will be the
clearinghouse or the counterparty as the case may be.   Campbell & Company,
Inc., in its business as a commodity trading advisor and through its many relationships with brokers, monitors the creditworthiness of the exchanges and the clearing members of the foreign exchanges with which it does business for the Registrant and other clients. With respect to forward contract trading, the Registrant trades with only those counterparties which the General Partner has determined to be creditworthy. All positions of the Registrant are valued each day on a mark-to-market basis. While the General Partner monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Registrant.

General

The Registrant is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on commodity futures contracts. Because the Registrant generally will use a small percentage of assets as margin, the Registrant does not believe that any increase in margin requirements, as proposed, will have a material effect on the Registrant's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on Page 12 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART II


ITEM 10.         DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September, 1982. Its main business address is 210 West Pennsylvania Avenue, Baltimore, Maryland 21204, (410) 296-3301. Campbell & Company's directors and executive officers are as follows:

         Richard M. Bell, age 44, serves as Vice President of Trading. Mr. Bell began his employment with Campbell in May, 1990. His duties include managing daily trade execution of the assets under Campbell's management. From 1986 through 1990 Mr. Bell was the managing general partner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange

(PHLX) and Philadelphia Board of Trade (PBOT). From 1975 through 1986, Mr. Bell was a stockholder and Executive Vice President of Tague Securities, Inc., a registered broker-dealer. Mr. Bell owns a seat on the PHLX and a Philadelphia Currency Participation, which are leased out. Mr. Bell graduated from Lehigh University with a B.S. in Finance.

         D. Keith Campbell, age 54, has served as Chairman of the Board of Directors of Campbell & Company and Chief Executive Officer since it began operations and was President until January, 1994. Mr. Campbell is the sole voting stockholder. From 1971 through June 1978, he was a registered representative of a futures commission merchant. He has acted as a commodity trading advisor since January 1972 when, as general partner of Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of Campbell Fund. Since that time he has applied various technical trading systems to numerous discretionary commodity trading accounts in which Campbell & Company has had discretionary trading authority. Mr. Campbell is registered with the Commodity Futures Trading Commission and National Futures Association as a commodity pool operator. He is an Associated Person of Campbell & Company.

         William C. Clarke III, age 45, joined Campbell & Company in June, 1977. He is Executive Vice President and a Director of Campbell & Company. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

         Bruce L. Cleland, age 49, joined Campbell & Company in January, 1993. Since January, 1994, he has been President and Chief Operating Officer and a Director. Prior to January, 1994, he was Executive Vice President. During the last five years, Mr. Cleland has served in various principal roles with the following firms; President, F&G Management, Inc., a commodity trading advisor; President, Institutional Brokerage Corp., a floor broker; Principal, Institutional Advisory Corp., a commodity trading advisor and commodity pool operator; Principal, Hewlett Trading Corporation, a commodity pool operator; Principal of Institutional Energy Corporation, an introducing broker. Prior to this Mr. Cleland was employed by Rudolf Wolff Futures, Inc., a futures clearing merchant, where he served as President until 1986. Mr. Cleland graduated in 1969 from Victoria University in Wellington, New Zealand where he received a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

         James M. Little, age 50, serves as Senior Vice President-Marketing and as a Director of Campbell & Company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. Mr. Little joined Campbell & Company in April, 1990. Immediately prior to that, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. For the three years prior to that he was the Chief Executive Officer of James Little & Associates, Inc., a registered commodity pool operator and registered broker-dealer. Mr. Little has extensive experience in the futures industry having worked in the areas of hedging, floor trading and managed futures. He is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment publications. Mr. Little is an Associated Person of Campbell & Company.

         Theresa D. Livesey, age 33, serves as the Chief Financial Officer, Treasurer, Secretary and a Director of Campbell & Company. Ms. Livesey joined Campbell & Company in June, 1991. In addition to her role as CFO, Ms. Livesey also oversees administration and compliance at Campbell & Company. From December, 1987 to June, 1991 she was employed by Bank Maryland Corp, a publicly held company. When she left she was Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Livesey is a C.P.A. and has a B.S. in Accounting from the University of Delaware.

         David M. Salmon, age 55, is a Director of Campbell & Company. Since January, 1976 Mr. Salmon has participated actively as a consultant in the development and implementation of research and trading software at Campbell & Company. During this time, Mr. Salmon has not been an employee of Campbell, but has worked under a consulting contract with his own computer consulting firm, David Salmon, Inc. Prior to his work with Campbell & Company, Mr. Salmon worked in the field of systems development and optimization with Systems Control, Inc. and Stanford Research Institute. Mr. Salmon holds a B.S.E.E. from the University of Auckland, New Zealand, M.S.E.E. from Northeastern University and Ph.D. in Electrical Engineering from the University of Illinois, Urbana.

         C. Douglas York, 38, has been employed by Campbell & Company since November, 1992 . He is the Director of Foreign Exchange for Campbell & Company. His duties include managing daily trade execution for foreign exchange markets and forward contracts on precious metals and energy markets. From January 1991 to November 1992, Mr. York worked for Black & Decker as Global Foreign Exchange Manager. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

         There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

         No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

ITEM 11.         EXECUTIVE COMPENSATION

         The Registrant is managed by its general partner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 8% of the Registrant's month-end Net Assets per year. From such 8% Brokerage Fee, Campbell & Company remits 1% to the Commodity Broker for execution and clearing costs, and 4% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Campbell & Company retains the remaining 3% as management fees (2% for providing advisory fees and 1% for acting as general partner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in the Net Asset Value per Unit at the end of each calendar quarter, exclusive of appreciation attributable to interest income.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1996, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 1996, Campbell & Company owned 885.938 Units of General Partnership Interest having a value of $1,123,511. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     The Following documents are filed as part of this report:

                 (1)      See Financial Statements beginning on page 13 hereof.

                 (2)      Schedules:

                          Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                 (3)      The exhibits listed in the "Index to Exhibits."

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 21, 1997.

                              CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                              By:     CAMPBELL & COMPANY, INC.
                                      General Partner


                              By:     /s/ D. Keith Campbell
                                      --------------------------
                                      D. Keith Campbell
                                      Chairman of the Board and
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 26, 1996.


         Signature                Capacity
         ---------                --------


/s/ D. Keith Campbell
---------------------
 D.Keith Campbell                Chairman of the Board and
                                 Chief Executive Officer

/s/ William C. Clarke, III       Executive Vice President and Director
--------------------------
William, C. Clarke, III


/s/ Bruce L. Cleland
--------------------
Bruce L. Cleland                 President, Chief Operating Officer and Director


/s/ Theresa D. Livesey
----------------------
Theresa D. Livesey               Chief Financial Officer, Secretary,
                                 Teasurer and Director

/s/ James M. Little
-------------------
James M. Little                  Senior Vice President and Director

                         CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                 ANNUAL REPORT

                               December 31, 1996

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.




                                     INDEX



                                                                                       PAGES
                                                                                       -----
Independent Auditor's Report                                                            14

Financial Statements

         Statements of Financial Condition
           December 31, 1996 and 1995                                                   15

         Statements of Operations For the Years
           Ended December 31, 1996, 1995 and 1994                                       16

         Statements of Cash Flows For the Years
           Ended December 31, 1996, 1995 and 1994                                       17

         Statements of Changes in Partners' Capital (Net Asset Value)
           For the Years Ended December 31, 1996, 1995 and 1994                         18

         Notes to Financial Statements                                                 19-24

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 821-8000

                               FAX (410) 321-8359

Member:                                                             Heaver Plaza

American Institute of Certified Public Accountants                     Suite 200

  SEC Practice Section                                            1301 York Road

Maryland Association of Certified
Public Accountants                                  Lutherville, Maryland  21093


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Campbell Strategic Allocation Fund, L.P.


We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 1996 and 1995, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


/s/ Arthur F. Bell, Jr. & Associates, L.L.C.



January 22, 1997

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1996 and 1995




                                                               1996                  1995
                                                               ----                  ----
ASSETS
    Equity in broker trading accounts
        Cash                                              $ 15,907,914         $   1,238,207
        United States government securities                 10,583,946             7,205,197
        Unrealized gain on open futures contracts              304,907             2,798,738
                                                          ------------         -------------

            Deposits with broker                            26,796,767            11,242,142

    Cash and cash equivalents                               46,977,151            32,491,237
    United States government and agency securities          35,925,168             2,985,505
    Unrealized gain (loss) on open forward contracts         1,667,873              (227,297)
                                                          ------------         -------------

            Total assets                                  $111,366,959         $  46,491,587
                                                          ============         =============

LIABILITIES
    Accounts payable                                      $    117,865         $      31,699
    Brokerage fee                                              662,993               301,006
    Performance fee                                          2,082,519                     0
    Offering costs payable                                      56,627                37,187
    Redemptions payable                                        577,116             1,018,007
    Subscription deposits                                      133,036                30,154
                                                          ------------         -------------

            Total liabilities                                3,630,156             1,418,053
                                                          ------------         -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 885.938 and 472.222 units
        outstanding at December 31, 1996 and 1995            1,123,514               459,018
    Limited Partners - 84,069.060 and 45,897.894 units
        outstanding at December 31, 1996 and 1995          106,613,289            44,614,516
                                                          ------------         -------------

            Total partners' capital
               (Net Asset Value)                           107,736,803            45,073,534
                                                          ------------         -------------

                                                          $111,366,959         $  46,491,587
                                                          ============         =============



                           See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994





                                                      1996                1995                1994
                                                      ----                ----                ----
INCOME
    Trading gains (losses)
        Realized                                  $23,984,026        $  1,760,402        $ (1,642,526)
        Change in unrealized                         (598,661)          2,654,113             (82,672)
                                                  -----------        ------------        ------------

            Gain (loss) from trading               23,385,365           4,414,515          (1,725,198)

    Interest income                                 3,238,486           1,786,353             509,876
                                                  -----------        ------------        ------------

            Total income (loss)                    26,623,851           6,200,868          (1,215,322)
                                                  -----------        ------------        ------------

EXPENSES
    Brokerage fee                                   5,209,726           2,536,004             922,580
    Performance fee                                 2,121,981                   0              69,386
    Operating expenses                                234,090             155,631              28,349
                                                  -----------        ------------        ------------

            Total expenses                          7,565,797           2,691,635           1,020,315
                                                  -----------        ------------        ------------

            NET INCOME (LOSS)                     $19,058,054        $  3,509,233        $ (2,235,637)
                                                  ===========        ============        ============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
        (based on weighted average number
        of units outstanding during the period)   $    327.00        $     103.74        $    (133.42)
                                                  ===========        ============        ============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                      $    296.12        $      88.27        $    (116.23)
                                                  ===========        ============        ============


                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994




                                                                         1996                1995                1994
                                                                         ----                ----                ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                               $  19,058,054        $  3,509,233       $  (2,235,637)
        Adjustments to reconcile net income (loss) to
          net cash from (for) operating activities
              Net change in unrealized                                    598,661          (2,654,113)             82,672
              Increase in accounts payable and
                 accrued expenses                                       2,530,672             190,151             142,554
                                                                    -------------        ------------       -------------

                   Net cash from (for) operating activities            22,187,387           1,045,271          (2,010,411)
                                                                    -------------        ------------       -------------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
    Net (purchases) maturities of investments in
        United States government and agency securities                (36,318,412)          8,112,415         (18,303,117)
                                                                    -------------        ------------       -------------

                   Net cash from (for) investing activities           (36,318,412)          8,112,415         (18,303,117)
                                                                    -------------        ------------       -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                  52,969,550          27,182,425          24,398,383
    Increase (decrease) in subscription deposits                          102,882            (222,071)            252,225
    Redemption of units                                                (8,743,067)         (5,885,426)         (1,460,972)
    (Decrease) increase in redemptions payable                           (440,891)            963,172              54,835
    Offering costs charged                                               (621,268)           (332,094)           (104,378)
    Increase in offering costs payable                                     19,440              20,557              16,630
                                                                    -------------        ------------       -------------

                   Net cash from financing activities                  43,286,646          21,726,563          23,156,723
                                                                    -------------        ------------       -------------

Net increase in cash and cash equivalents                              29,155,621          30,884,249           2,843,195

CASH AND CASH EQUIVALENTS
    Beginning of year                                                  33,729,444           2,845,195               2,000
                                                                    -------------        ------------       -------------

    End of year                                                     $  62,885,065        $ 33,729,444       $   2,845,195
                                                                    =============        ============       =============





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                       Partners' Capital
                                           --------------------------------------------------------------------------------
                                                  General                    Limited                        Total
                                           ---------------------    -------------------------     -------------------------
                                           Units         Amount       Units           Amount         Units         Amount
                                           -----         ------       -----           ------         -----         ------
Balances at
    December 31, 1993                        1.000    $   1,000          1.000    $      1,000          2.000   $     2,000

Additions                                  252.300      251,000     24,571.582      24,147,383     24,823.882    24,398,383

Net (loss) for the year
    ended December 31, 1994                             (26,836)                    (2,208,801)                  (2,235,637)

Redemptions                                  0.000            0     (1,517.262)     (1,460,972)    (1,517.262)   (1,460,972)

Offering costs                                           (1,305)                      (103,073)                    (104,378)
                                           -------   ----------     ----------    ------------     ----------  ------------

Balances at
    December 31, 1994                      253.300      223,859     23,055.320      20,375,537     23,308.620    20,599,396

Net income for the year
    ended December 31, 1995                              33,569                      3,475,664                    3,509,233

Additions                                  218.922      205,000     29,148.037      26,977,425     29,366.959    27,182,425

Redemptions                                  0.000            0     (6,305.463)     (5,885,426)    (6,305.463)   (5,885,426)

Offering costs                                           (3,410)                      (328,684)                    (332,094)
                                           -------   ----------     ----------    ------------     ----------  ------------

Balances at
    December 31, 1995                      472.222      459,018     45,897.894      44,614,516     46,370.116    45,073,534

Net income for the year
    ended December 31, 1996                             190,771                     18,867,283                   19,058,054

Additions                                  413.716      480,000     46,205.096      52,489,550     46,618.812    52,969,550

Redemptions                                  0.000            0     (8,033.930)     (8,743,067)    (8,033.930)   (8,743,067)

Offering costs                                           (6,275)                      (614,993)                    (621,268)
                                           -------   ----------     ----------    ------------     ----------  ------------

Balances at
    December 31, 1996                      885.938   $1,123,514     84,069.060    $106,613,289     84,954.998  $107,736,803
                                           =======   ==========     ==========    ============     ==========  ============


                                Net Asset Value Per General and Limited Partner Unit
                                ----------------------------------------------------
                                                      December 31,
                                            1996          1995         1994
                                            ----          ----         ----
                                         $1,268.16      $972.04      $883.77
                                         =========      =======      =======



                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS




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

         C.      Method of Reporting

                 The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities are stated at market value.

         D.      Cash and Cash Equivalents

                 Cash and cash equivalents includes cash, other demand deposits and short-term time deposits held at financial institutions.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         E.      Income Taxes

                 The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

         F.      Offering Costs

                 The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $2,824,142 through December 31, 1996, $1,001,113 of which has already been reimbursed to the General Partner by the Partnership. At December 31, 1996, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $56,627. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

         The General Partner is required by the Amended Agreement of Limited Partnership to maintain a net worth equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Partnership. The minimum net worth shall in no case be less than $50,000 nor shall net worth in excess of $1,000,000 be required.

         The Partnership pays a monthly brokerage fee equal to 1/12 of 8% (8% annualized) of month-end net assets. The General Partner receives 7/8 of this fee, a portion (4/8 of the total brokerage fee) of which is used to compensate selling agents for ongoing services rendered and a portion (3/8 of the total brokerage fee) of which is retained by the General Partner for trading and management services rendered. The remaining 1/8 of the brokerage fee is paid directly to the broker. During 1996, 1995 and 1994, the amounts paid directly to the broker amounted to $651,216, $317,000 and $115,323, respectively.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to .5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than .5% (annualized) for the years ended December 31, 1996 and 1995 and for the period April 18, 1994 (commencement of operations) to December 31, 1994.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of December 31, 1996 and 1995, amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner total $133,036 and $30,154, respectively.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units owned after the sixth full month after the Units are sold, subject to restrictions in the Amended Agreement of Limited Partnership.

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

         The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 15% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 1996 and 1995 was $13,763,550 and $10,190,702, respectively, which equals 13% and 23% of Net Asset Value, respectively.

         The Partnership trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward contracts typically involves delayed cash settlement.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The Partnership has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during 1996 and 1995 was approximately $4,850,000 and $830,000, respectively, and the related year end fair values are approximately $1,973,000 and $2,571,000, respectively.

         Net trading results from derivatives are reflected in the statement of operations and equal gain (loss) from trading less the portion of the brokerage fee paid directly to the broker. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures and forward contracts.

         Open contracts generally mature within three months; the latest maturity date for open contracts as of December 31, 1996 is April 1996. However, the Partnership intends to close all contracts prior to maturity. At December 31, 1996 and 1995, the notional amount of open contracts is as follows:

                                                             1996                         1995
                                                             ----                         ----
                                                 Contracts to  Contracts to    Contracts to   Contracts to
                                                   Purchase        Sell          Purchase         Sell
                                                   --------        ----          --------         ----
         Futures contracts:
             -   Long-term interest rates        $154,000,000  $118,100,000    $148,500,000   $          0
             -   Short-term interest rates        134,200,000             0     105,700,000     34,800,000
             -   Currencies                        11,400,000    21,200,000         700,000     11,900,000
             -   Stock indices                        600,000    12,200,000      10,500,000              0
             -   Softs/Fibers                       1,000,000             0               0      3,900,000
             -   Grains                                     0             0       1,300,000        400,000
             -   Meats                                400,000             0         400,000              0
             -   Metals                            16,500,000     9,300,000       9,700,000     10,800,000
             -   Energy                            18,300,000             0      10,400,000              0

         Forward contracts:
             -   Currencies                       119,900,000   155,700,000      42,600,000     84,900,000
                                                 ------------  ------------    ------------   ------------

                                                 $456,300,000  $316,500,000    $329,800,000   $146,700,000
                                                 ============  ============    ============   ============

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

                               INDEX TO EXHIBITS

                                                                                 Sequentially
                                                                                   Numbered
Exhibit No.                           Exhibit                                       Page  *
-----------                           -------                                       -------
1.01                  Form of Selling Agreement among the Registrant, Campbell &      n/a
                      Company, PaineWebber Incorporated and the Selling Agent

1.02                  Form of Auxiliary Selling Agreement                             n/a

3.01                  Agreement of Limited Partnership of the Registrant dated        n/a
                      May 11, 1993 **

3.02                  Certificate of Limited Partnership of the Registrant            n/a

3.03                  Amended Agreement of Limited Partnership of the Registrant      n/a
                      (included as Exhibit A to the Prospectus)**

10.01                 Form of Advisory Agreement between the Registrant and           n/a
(Amended)             Campbell & Company **

10.02                 Form of Customer Agreement between the Registrant and           n/a
                      PaineWebber Incorporated

10.04                 Escrow Agreement between the Registrant and                     n/a
                      Mercantile Safe Deposit & Trust Company

---------------------------------------
         * Incorporated by reference to the respective exhibit to the Registrant's Registration Statement No. 33-98056.

                      Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.

         **           Management contract or compensatory plan or arrangement.