Form 10-Q
period 1997-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1997-05-12
CIK 910467

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               ------------------------------------------------

                                     or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------

Commission File number:           0-22260
                          -----------------------------------------------------



                  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)

                    Delaware                                         52-1823554
----------------------------------------------         ------------------------------------
             (State of Organization)                   (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                                    21204
------------------------------------------             ------------------------------------
(Address of principal executive offices)                             (Zip Code)

 (410) 296-3301
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]         No [   ]

                          Total number of Pages:  16
                                                  --

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of March 31, 1997 and
             December 31, 1996

         Statements of Operations for the Three Months Ended
             March 31, 1997 and 1996

         Statements of Cash Flows for the Three Months Ended
             March 31, 1997 and 1996

         Statements of Changes in Partners' Capital for the Three Months Ended
             March 31, 1997 and 1996

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          March 31, 1997 (Unaudited)  and December 31, 1996 (Audited)


                                                                           March 31,              December 31,
                                                                             1997                     1996
                                                                     ------------------       ------------------
ASSETS
     Equity in broker trading accounts
       Cash                                                          $      14,027,589           $ 15,907,914
       United States government securities                                  11,081,868             10,583,946
       Unrealized gain on open futures contracts                             1,552,392                304,907
                                                                      ----------------           -----------

                Deposits with broker                                        26,661,849             26,796,767

     Cash  and cash equivalents                                             85,458,189             46,977,151
     United States government securities                                    25,830,029             35,925,168
     Unrealized gain (loss) on open forward contracts                       (2,001,783)             1,667,873
                                                                            -----------          ------------

                Total assets                                              $135,948,284           $111,366,959
                                                                          ============           ============

LIABILITIES
     Accounts payable                                                   $       62,818           $    117,865
     Brokerage fee                                                             836,715                662,993
     Performance fee                                                           811,122              2,082,519
     Offering costs payable                                                     74,267                 56,627
     Redemptions payable                                                       286,477                577,116
     Subscription deposits                                                     218,283                133,036
                                                                       ---------------           ------------

                Total liabilities                                            2,289,682              3,630,156
                                                                        --------------           ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
     General Partner - 1,020.905 and 885.938 units
       outstanding at March 31, 1997 and                                     1,346,608              1,123,514
       December 31,1996
     Limited Partners - 100,309.747 and 84,069.060 units
       outstanding at March 31, 1997 and
       December 31, 1996                                                   132,311,994            106,613,289
                                                                         -------------            -----------

                Total partners' capital
                  (Net Asset Value)                                        133,658,602            107,736,803
                                                                         -------------           ------------

                                                                          $135,948,284           $111,366,959
                                                                          ============           ============

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)




                                                                                   1997                    1996
                                                                                   ----                    ----
INCOME
     Trading gains (losses)
       Realized                                                                 $ 8,705,045             $ 1,928,119
       Change in unrealized                                                      (2,422,170)                572,831
                                                                                -----------             -----------

             Gain from trading                                                    6,282,875               2,500,950

     Interest income                                                              1,407,149                 580,444
                                                                                -----------             -----------

             Total income                                                         7,690,024               3,081,394
                                                                                -----------             -----------

EXPENSES
     Brokerage fee                                                                2,418,103                 951,528
     Performance fee                                                                816,384                       0
     Operating expenses                                                             101,835                  46,937
                                                                                -----------             -----------

             Total expenses                                                       3,336,322                 998,465
                                                                                -----------             -----------

             NET INCOME                                                         $ 4,353,702             $ 2,082,929
                                                                                ===========             ===========

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
  (based on weighted average
  number of units outstanding
  during the period)                                                            $     48.77             $     44.19
                                                                                ===========             ===========

INCREASE IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                                                        $     50.87             $     40.51
                                                                                ===========             ===========





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)



                                                                                          1997            1996
                                                                                          ----            ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                                           $4,353,702      $2,082,929
         Adjustments to reconcile net income to net cash from
         operating activities
               Net change in unrealized                                                 2,422,170        (572,831)
               (Increase) decrease in accounts payable and accrued expenses            (1,152,722)         22,374
                                                                                     ------------     -----------

                     Net cash from operating activities                                 5,623,150       1,532,472
                                                                                     ------------     -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Net (purchases) maturities of investments in United States government
         and agency securities                                                          9,597,218     (16,039,390)
                                                                                     ------------     -----------
                     Net cash from (for) investing activities                           9,597,218     (16,039,390)
                                                                                     ------------     -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                                    22,508,396       5,713,169
  Increase  in subscription deposits                                                       85,247         273,990
  Redemption of units                                                                    (717,508)     (1,922,123)
  Decrease in redemptions payable                                                        (290,639)       (462,100)
  Offering costs charged                                                                 (222,791)       (128,793)
  Increase in offering costs payable                                                       17,640           5,744
                                                                                     ------------     -----------
                     Net cash from financing activities                                21,380,345       3,479,887
                                                                                     ------------     -----------

Net increase (decrease) in cash and cash equivalents                                   36,600,713     (11,027,031)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                  62,885,065      33,729,444
                                                                                     ------------     -----------

  End of period                                                                       $99,485,778     $22,702,413
                                                                                      ===========     ===========

                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                       (NET ASSET VALUE) For the Three
                     Months Ended March 31, 1997 and 1996
                                 (Unaudited)

                                                                               Partners' Capital
                                              ----------------------------------------------------------------------------------
                                                       General                     Limited                     Total
                                              -----------------------   ---------------------------  ---------------------------
                                                   Units     Amount         Units          Amount        Units         Amount
                                                   -----     ------         -----          ------        -----         ------
THREE MONTHS ENDED
MARCH 31, 1997
Balances at
   December 31, 1996                            885.938     $1,123,514   84,069.060   $106,613,289    84,954.998   $107,736,803

Additions                                       134.967        180,000   16,778.890     22,328,396    16,913.857     22,508,396

Net income for the three months
   ended March 31, 1997                                         45,356                   4,308,346                    4,353,702

Redemptions                                       0.000              0     (538.203)      (717,508)     (538.203)      (717,508)

Offering costs                                                  (2,262)                   (220,529)                    (222,791)
                                               --------     ----------    ---------    -----------    ----------       --------

Balances at
   March 31, 1997                             1,020.905     $1,346,608  100,309.747   $132,311,994   101,330.652   $133,658,602
                                              =========     ==========  ===========   ============   ===========   ============

THREE MONTHS ENDED
MARCH 31, 1996
Balances at
   December 31, 1995                            472.222       $459,018   45,897.894    $44,614,516    46,370.116    $45,073,534

Additions                                         0.000              0    5,723.443      5,713,169     5,723.443      5,713,169

Net income for the three months
   ended March 31, 1996                                         20,420                   2,062,509                    2,082,929

Redemptions                                       0.000              0   (1,904.589)    (1,922,123)   (1,904.589)    (1,922,123)

Offering costs                                                  (1,291)                   (127,502)                    (128,793)
                                              ---------     ----------   ----------   ------------   -----------    -----------

Balances at
   March 31, 1996                               472.222       $478,147   49,716.748    $50,340,569    50,188,970    $50,818,716
                                                =======       ========   ==========    ===========   ===========    ===========


                                                                         Net Asset Value Per Unit
                                              -----------------------------------------------------------------------
                                                 March 31,          December 31,      March 31,       December 31,
                                                   1997                 1996            1996              1995
                                              --------------      ---------------  -------------    ---------------
                                               $   1,319.03        $    1,268.16   $    1,012.55      $      972.04
                                               ============        =============   =============      =============

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

               D.  Cash and Cash Equivalents
                   Cash and cash equivalents includes cash, other demand deposits and short-term time deposits held at the financial institutions.

               E.  Income Taxes
                   The Partnership prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               F. Offering Costs
                  The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $3,339,383 through March 31, 1997, $1,206,264 of which has already been reimbursed to the General Partner by the Partnership. At March 31, 1997, the Partnership reflects a liability in the statement of financial condition offering costs payable to the General Partner of $74,267. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 2.        GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

               The Partnership pays a monthly brokerage fee equal to 1/12 of 8% (8% annualized) of month-end net assets. The General Partner receives 7/8 of this fee, a portion (4/8 of the total brokerage fee) of which is used to compensate selling agents for ongoing services rendered and a portion (3/8 of the total brokerage fee) of which is retained by the General Partner for trading and management services rendered. The remaining 1/8 of the brokerage fee is paid directly to the broker. During the three months ended March 31, 1997 and 1996, the amounts paid directly to the broker amounted to $302,263 and $118,941 respectively.

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

Note 4.        OPERATING EXPENSES

               Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to .5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than .5% (annualized) for the three months ended March 31, 1997 and 1996.

Note 5.        SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

               Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of March 31, 1997 and December 31, 1996 amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $218,283 and $133,036, respectively.

               The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units owned after the sixth full month after the units are sold, subject to restrictions in the Amended Agreement of Limited Partnership.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


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

               The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 1997 and December 31, 1996 was $15,074,003 and $13,763,550, respectively, which equals 11% and 13% of Net Asset Value, respectively.

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

               The Partnership has a substantial portion of its assets on deposit with financialinstitutions. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership requires collateral for repurchase agreements.

               For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

               The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the three months ended March 31, 1997 and 1996 was approximately $5,912,000 and $3,006,000, respectively and

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 6.        TRADING ACTIVITIES AND RELATED  RISKS (CONTINUED)

               the related period end fair values are approximately $(449,000) and $3,144,000, respectively.

               Net trading results from derivatives are reflected in the statement of operations and equal gain from trading less the portion of the brokerage fee paid directly to the broker. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

               Open contracts generally mature within three months; the latest maturity date for open contracts as of March 31, 1997 is June 1997. However, the Partnership intends to close all contracts prior to maturity. At March 31, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                                             March 31, 1997                     December 31, 1996
                                                  ----------------------------------  ---------------------------------
                                                    Contracts to       Contracts to      Contracts to     Contracts to
                                                      Purchase             Sell            Purchase           Sell
                                                  ---------------   ---------------  ----------------   ---------------
              Derivatives:
                Futures contracts:
                  - Long-term interest rates      $    42,400,000     $437,100,000   $  154,000,000      $ 118,100,000
                  - Short-term interest rates                   0      797,100,000      134,200,000                  0
                  - Currencies                         19,400,000       14,400,000       11,400,000         21,200,000
                  - Stock indices                     370,700,000      407,500,000          600,000         12,200,000
                  - Softs/Fibers                          200,000        1,500,000        1,000,000                  0
                  - Grains                              3,800,000          600,000                0                  0
                  - Meats                                 400,000          200,000          400,000                  0
                  - Metals                             31,200,000       17,900,000       16,500,000          9,300,000
                  - Energy                                      0       27,000,000       18,300,000                  0

                Forward contracts:
                  - Currencies                        178,600,000      152,000,000      119,900,000        155,700,000
                                                   --------------   --------------   --------------       ------------

                                                   $  646,700,000   $1,855,300,000   $  456,300,000       $316,500,000
                                                   ==============   ==============   ==============       ============


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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 7.        INTERIM FINANCIAL STATEMENTS

                The Statement of Financial Condition as of March 31, 1997, the Statements of Operations for the three months ended March 31,1997 and 1996, the Statements of Cash Flows for the three months ended March 31, 1997 and 1996 and the Statements of Changes in Partners' Capital (Net Asset Value) for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996.

Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $117,368,316 have been accepted during the continuing offering period as of April 1, 1997. Redemptions over the same time period total $16,806,975. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The return for the three months ending March 31, 1997 and 1996 was 4.01% and 4.17%, respectively. The 4.01% increase was the result of an approximate 5.78% increase due to trading gains (before commissions) and an approximate 1.30% increase due to interest income, offset by an approximate 3.07% decrease as the result of brokerage fees, performance fees and operating costs borne by the Fund.

The majority of trading gains for the first quarter of 1997 came from the foreign exchange sector, where the U.S. Dollar continued to show strength early in the quarter. Short foreign currency positions realized profit as the U.S. Dollar's upward trend remained intact. Another strong contributor to first quarter profits was the energy sector. The warm weather in February gave direction to January's volatility in energy. Short positions in natural gas and London Gasoil proved profitable. The interest rate sector was the poorest performer. Mid-quarter gains based on good employment and inflation numbers quickly turned to losses after Greenspan's Congressional testimony. However, strong economic data and a Fed rate hike combined to push bonds lower, providing a profit on the short position and offsetting some losses. As the equity market consolidated the Fund experienced slight losses. These losses, though painful, are expected as we move from trend to trend.

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


                         CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                  (Registrant)

                                  By: Campbell & Company, Inc.
                                      General Partner


Date: May 7, 1997                 By:   /s/Theresa D. Livesey
                                      -----------------------------------------
                                      Theresa D. Livesey
                                      Chief Financial Officer/Treasurer/Director