Form 10-Q
period 1997-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1997-08-12
CIK 910467

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               ------------------------------------------------

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------- -------------------------

Commission File number:           0-22260
                          -----------------------------------------------------



                  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in charter)


                    Delaware                                                                       52-1823554
----------------------------------------------                                   ------------------------------------------
             (State of Organization)                                                  (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                                                                 21204
------------------------------------------                                      ----------------------------------------------
(Address of principal executive offices)                                                           (Zip Code)

 (410) 296-3301
------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]         No [   ]

                                  Total number of Pages:  16
                                                         -----

                        PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of June 30, 1997 and
             December 31, 1996

         Statements of Operations for the Three Months and Six Months Ended June 30, 1997 and 1996

         Statements of Cash Flows for the Six Months Ended
             June 30, 1997 and 1996

         Statements of Changes in Partners' Capital for the Six Months Ended
             June 30, 1997 and 1996

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 1997 (Unaudited) and December 31, 1996 (Audited)


                                                                                June 30,              December 31,
                                                                                 1997                   1996
                                                                         ------------------       ------------------
ASSETS
     Equity in broker trading accounts
       Cash                                                                 $      5,525,641             $  15,907,914
       United States government securities                                        19,960,538                10,583,946
       Unrealized gain on open futures contracts                                   2,120,129                   304,907
                                                                            ----------------            --------------

                Deposits with broker                                              27,606,308                26,796,767

     Cash  and cash equivalents                                                   45,577,319                46,977,151
     United States government securities                                          81,296,635                35,925,168
     Unrealized gain (loss) on open forward contracts                             (3,227,381)                1,667,873
                                                                            ----------------            --------------

                Total assets                                                    $151,252,881              $111,366,959
                                                                            ================            ==============

LIABILITIES
     Accounts payable                                                         $       90,679           $       117,865
     Brokerage fee                                                                   957,773                   662,993
     Performance fee                                                                     -0-                 2,082,519
     Offering costs payable                                                           89,197                    56,627
     Redemptions payable                                                             386,282                   577,116
     Subscription deposits                                                           506,450                   133,036
                                                                            ----------------            --------------

                Total liabilities                                                  2,030,381                 3,630,156
                                                                            ----------------            --------------

PARTNERS' CAPITAL (NET ASSET VALUE)
     General Partner - 1,219.105 units
       outstanding at June 30, 1997 and                                            1,542,179                 1,123,514
       885.938 at December 31,1996
     Limited Partners - 116,742.415 and 84,069.060 units
       outstanding at June 30, 1997 and
       December 31, 1996                                                         147,680,321               106,613,289
                                                                            ----------------            --------------

                Total partners' capital
                (Net Asset Value)                                                149,222,500               107,736,803
                                                                            ----------------            --------------

                                                                                $151,252,881              $111,366,959
                                                                            ================            ==============

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Six Months
                          Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                    1997            1996             1997             1996
                                                    ----            ----             ----             ----
INCOME
     Trading gains (losses)
       Realized                                $ (3,515,401)   $ 4,261,808      $ 5,189,644       $ 6,189,927
       Change in unrealized                        (657,862)    (2,596,607)      (3,080,032)       (2,023,776)
                                               -------------   ------------     ------------      ------------
             Gain from trading                   (4,173,263)     1,665,201        2,109,612         4,166,151
     Interest income                              1,880,616        695,754        3,287,765         1,276,198
                                               -------------   ------------     ------------      ------------
             Total income                        (2,292,647)     2,360,955        5,397,377         5,442,349
                                               -------------   ------------     ------------      ------------

EXPENSES
     Brokerage fee                                2,719,362      1,110,758        5,137,465         2,062,286
     Performance fee                                      0              0          816,384                 0
     Operating expenses                             100,578         59,509          202,413           106,446
                                               -------------   ------------     ------------      ------------
             Total expenses                       2,819,940      1,170,267        6,156,262         2,168,732
                                               -------------   ------------     ------------      ------------
             NET INCOME                        $ (5,112,587)   $ 1,190,688      $  (758,885)      $ 3,273,617
                                               =============   ============     ============      ============

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
     (based on weighted average
     number of units outstanding
     during the period)                              (47.57)   $     22.36      $     (7.71)      $     65.22
                                               =============   ============     ============      ============

INCREASE IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                       $     (54.02)   $     21.22      $     (3.15)      $     61.73
                                               =============   ============     ============      ============





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)



                                                                                           1997             1996
                                                                                           -----           ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                                         $    (758,885)        $ 3,273,617
         Adjustments to reconcile net income to net cash from
         operating activities
               Net change in unrealized                                                  3,080,032           2,023,776
               (Increase) decrease in accounts payable and accrued expenses             (1,814,925)             95,453
                                                                                     -------------      --------------

                     Net cash from operating activities                                    506,222           5,392,846
                                                                                     -------------      --------------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Net (purchases) maturities of investments in United States government
         and agency securities                                                         (54,748,059)        (38,252,115)
                                                                                     -------------      --------------
                     Net cash from (for) investing activities                          (54,748,059)        (38,252,115)
                                                                                     -------------      --------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                                     45,338,293          17,088,469
  Increase  in subscription deposits                                                       373,414             203,873
  Redemption of units                                                                   (2,603,329)         (3,410,463)
  Decrease in redemptions payable                                                         (190,834)           (648,426)
  Offering costs charged                                                                  (490,382)           (271,866)
  Increase in offering costs payable                                                        32,570              10,504
                                                                                     -------------      --------------
                     Net cash from financing activities                                 42,459,732          12,972,091
                                                                                     -------------      --------------

Net increase (decrease) in cash and cash equivalents                                   (11,782,105)        (19,887,178)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                   62,885,065          33,729,444
                                                                                     -------------      --------------

  End of period                                                                        $51,102,960         $13,842,266
                                                                                     =============      ==============

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                 Partners' Capital
                               ----------------------------------------------------------------------------------

                                      General                        Limited                      Total
                               ----------------------      ------------------------     -------------------------
                               Units           Amount      Units             Amount     Units              Amount
                               -----           ------      -----             ------     -----              ------
SIX MONTHS ENDED
   JUNE 30, 1997
Balances at
    December 31, 1996           885.938    $1,123,514      84,069.060   $106,613,289    84,954.998  $107,736,803

Additions                       333.167       430,000      34,718.090     44,908,293    35,051.257    45,338,293

Net loss for the six months
    ended June 30, 1997                        (6,367)                      (752,518)                   (758,885)

Redemptions                       0.000             0      (2,044.735)    (2,603,329)   (2,044.735)   (2,603,329)

Offering costs                                 (4,968)                      (485,414)                   (490,382)
                              ---------    ----------   -------------   ------------   -----------  ------------

Balances at
    June 30, 1997             1,219.105    $1,542,179   1,116,742.415   $147,680,321   117,961.520  $149,222,500
                              =========    ==========   =============   ============   ===========  ============

 SIX MONTHS ENDED
  JUNE 30, 1996
Balances at
    December 31, 1995           472.222    $  459,018      45,897.894   $ 44,614,516    46,370.116  $ 45,073,534

Additions                       143.985       150,000      16,559.545     16,938,469    16,703.530    17,088,469

Net income for the six months
    ended June 30, 1996                        30,695                      3,242,922                   3,273,617

Redemptions                      0.000              0      (3,337.843)    (3,410,463)   (3,337.843)   (3,410,463)

Offering costs                                 (2,697)                      (269,169)                   (271,866)
                              ---------    ----------   -------------   ------------   -----------  ------------

Balances at
    June 30, 1996               616.207    $  637,016      59,119.596   $ 61,116,275    59,735.803  $ 61,753,291
                              =========    ==========   =============   ============   ===========  ============


                                                          Net Asset Value Per Unit
                          ----------------------------------------------------------------------------------
                            June 30,              December 31,            June 30,             December 31,
                             1997                   1996                     1996                   1995
                          ------------          -------------           ------------         ---------------
                          $   1,265.01          $    1,268.16           $    1,033.77        $         972.04
                          ============          =============           =============        ================

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

               C.  Method of Reporting
                   The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gain or losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities are stated at market value.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                F. Offering Costs
                   The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $3,819,312 through June 30, 1997, $1,458,925 of which has already been reimbursed to the General Partner by the Partnership. At June 30, 1997, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $89,197. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 2.        GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

               The Partnership pays a monthly brokerage fee equal to 1/12 of 8% (8% annualized) of month-end Net Assets. The General Partner receives 7/8 of this fee, a portion (4/8 of the total brokerage fee) of which is used to compensate selling agents for ongoing services rendered and a portion (3/8 of the total brokerage fee) of which is retained by the General Partner for trading and management services rendered. The remaining 1/8 of the brokerage fee is paid directly to the broker. During the six months ended June 30, 1997 and 1996, the amounts paid directly to the broker amounted to $642,183 and $257,786 respectively.

               The General Partner is also paid a quarterly performance fee of 20% of the Partnership's aggregate cumulative appreciation in the Net Assets, exclusive of appreciation attributable to interest income and as adjusted for subscriptions and redemptions.

Note 3.        DEPOSITS WITH BROKER

               The Partnership deposits funds with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

Note 4.        OPERATING EXPENSES

               Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% (annualized) for the six months ended June 30, 1997 and 1996.

Note 5.        SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

               Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of June 30, 1997 and December 31, 1996 amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $506,450 and $133,036, respectively.

               The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units as of any month-end, subject to restrictions in the Amended Agreement of Limited Partnership (including redemption fees which apply to redemptions made in the first 12 months)..

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

               The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 1997 and December 31, 1996 was $77,846,432 and $13,763,550, respectively, which equals 52% and 13% of the Fund's Net Assets, respectively.

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

               The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the three months ended June 30,

               1997 and 1996 was approximately $1,532,091 and $2,633,000, respectively and

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 6.         TRADING ACTIVITIES AND RELATED  RISKS (CONTINUED)

                the related fair values as of June 30, 1997 and December 31, 1996 are approximately $(1,107,000) and $1,973,000, respectively.

                Net trading results from derivatives are reflected in the statement of operations and equal gain from trading less the portion of the brokerage fee paid directly to the broker. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

                Open contracts generally mature within three months; the latest maturity date for open contracts as of June 30, 1997 is December 1997. However, the Partnership intends to close all contracts prior to maturity. At June 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                                            June 30, 1997                        December 31, 1996
                                                 ----------------------------------   -------------------------------------
                                                   Contracts to      Contracts to       Contracts to          Contracts to
                                                     Purchase            Sell             Purchase                Sell
                                                 ---------------    ---------------   ----------------        -------------
              Derivatives:
                Futures contracts:
                  - Long-term interest rates      $  623,500,000    $            0      $  154,000,000        $118,100,000
                  - Short-term interest rates        829,000,000       230,900,000         134,200,000                   0
                  - Currencies                                 0                 0          11,400,000          21,200,000
                  - Stock indices                    457,500,000                 0             600,000          12,200,000
                  - Softs/Fibers                       1,600,000         2,300,000           1,000,000                   0
                  - Grains                             1,800,000         3,000,000                   0                   0
                  - Meats                                      0           200,000             400,000                   0
                  - Metals                            36,900,000        59,700,000          16,500,000           9,300,000
                  - Energy                                     0        24,900,000          18,300,000                   0

                Forward contracts:
                  - Currencies                       353,900,000       388,900,000         119,900,000         155,700,000
                                                  --------------    --------------      --------------        ------------

                                                  $2,304,200,000    $  709,900,000      $  456,300,000        $316,500,000
                                                  ==============    ==============      ==============        ============


                The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

               The General Partner has established procedures to actively monitor and minimize market and credit risk. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.        INTERIM FINANCIAL STATEMENTS

               The Statement of Financial Condition as of June 30, 1997, the Statements of Operations for the three months and six months ended June 30, 1997 and 1996, the Statements of Cash Flows for the six months ended June 30, 1997 and 1996 and the Statements of Changes in Partners' Capital (Net Asset Value) for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1997 and the results of operations for the three months and six months ended June 30, 1997 and 1996.

Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $140,198,214 have been accepted during the continuing offering period as of July 1, 1997. Redemptions over the same time period total $18,692,796. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The return for the six months ending June 30, 1997 and 1996 was (.25)% and 6.35%, respectively. The (.25)% decrease was the result of an approximate 1.66% increase due to trading gains (before commissions) and an approximate 2.59% increase due to interest income, offset by an approximate 4.50% decrease as the result of brokerage fees, performance fees and operating costs borne by the Fund.

The majority of trading gains for the first quarter of 1997 came from the foreign exchange sector, where the U.S. Dollar continued to show strength early in the quarter. Short foreign currency positions realized profit as the U.S. Dollar's upward trend remained intact. Another strong contributor to first quarter profits was the energy sector. The warm weather in February gave direction to January's volatility in energy. Short positions in natural gas and London Gasoil proved profitable. The interest rate sector was the poorest performer. Mid-quarter gains based on good employment and inflation numbers quickly turned to losses after Greenspan's Congressional testimony. However, strong economic data and a Federal Reserve rate hike combined to push bonds lower, providing a profit on the short position and offsetting some losses. As the equity market consolidated the Fund experienced slight losses. These losses, though painful, are expected as we move from trend to trend.

Trading for the second quarter of 1997 proved unprofitable, giving back 4.12% of the 5.78% in trading profits earned during the first quarter. The powerful trends in currencies, interest rates, and energy, that had given us such strong performance during the last quarter of 1996, came to their conclusion and went through the normal, cyclical period of volatility and a consolidation phase in April and May. The energy sector reversed course and we gave back much of the profits made earlier in the year on our short positions. Returns from stock indices were strong in the second quarter, as the result of U.S. and international indices which rallied in response to lower interest rates and the Federal Reserve's failure to raise rates at its May meeting.

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


                         CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                               (Registrant)

                                    By: Campbell & Company, Inc.
                                        General Partner


Date: August 12, 1997               By:   /s/Theresa D. Livesey
                                        ---------------------------------------
                                                Theresa D. Livesey
                                        Chief Financial Officer/Treasurer/
                                        Director