Form 10-Q
period 1997-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1997-11-14
CIK 910467

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               -------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------

Commission File number:           0-22260
                        --------------------------------------------------------


                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                    Delaware                                                     52-1823554
----------------------------------------------                 ------------------------------------------
             (State of Organization)                                (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                                               21204
------------------------------------------                     ---------------------------------------------
(Address of principal executive offices)                                            (Zip Code)

 (410) 296-3301
---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]         No [   ]

                          Total number of Pages:  17
                                                 ----

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of September 30, 1997 and
             December 31, 1996

         Statements of Operations for the Three Months and Nine Months Ended September 30, 1997 and 1996

         Statements of Cash Flows for the Nine Months Ended
             September 30, 1997 and 1996

         Statements of Changes in Partners' Capital for the Nine Months Ended
             September 30, 1997 and 1996

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 1997 (Unaudited)  and December 31, 1996 (Audited)


                                                                            September 30,           December 31,
                                                                               1997                    1996
                                                                            ------------            ------------
ASSETS
     Equity in broker trading accounts
       Cash                                                                 $ 15,174,547            $ 15,907,914
       United States government securities                                    20,563,230              10,583,946
       Unrealized gain on open futures contracts                               7,699,054                 304,907
                                                                            ------------            ------------

                Deposits with broker                                          43,436,831              26,796,767

     Cash and cash equivalents                                                66,296,821              46,977,151
     United States government securities                                      78,501,014              35,925,168
     Unrealized gain (loss) on open forward contracts                           (715,214)              1,667,873
                                                                            ------------            ------------

                Total assets                                                $187,519,452            $111,366,959
                                                                            ============            ============

LIABILITIES
     Accounts payable                                                       $    109,635            $    117,865
     Brokerage fee                                                             1,150,004                 662,993
     Performance fee                                                             185,402               2,082,519
     Offering costs payable                                                      104,571                  56,627
     Redemptions payable                                                         598,787                 577,116
     Subscription deposits                                                       557,315                 133,036
                                                                            ------------            ------------

                Total liabilities                                              2,705,714               3,630,156
                                                                            ------------            ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
     General Partner - 1,366.713 units
       outstanding at September 30, 1997 and                                   1,859,427               1,123,514
       885.938 at December 31,1996
     Limited Partners - 134,474.450 and 84,069.060 units
       outstanding at September 30, 1997 and
       December 31, 1996                                                     182,954,311             106,613,289
                                                                            ------------            ------------

                Total partners' capital
                  (Net Asset Value)                                          184,813,738             107,736,803
                                                                            ------------            ------------

                                                                            $187,519,452            $111,366,959
                                                                            ============            ============

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                       Ended September 30, 1997 and 1996
                                  (Unaudited)


                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                    1997            1996             1997             1996
                                                    ----            ----             ----             ----
INCOME
     Trading gains (losses)
       Realized                                  $ 5,162,398     $(1,670,524)     $10,352,042       $ 4,519,403
       Change in unrealized                        8,091,092       4,204,433        5,011,060         2,180,657
                                                 -----------     -----------      -----------       -----------

             Gain from trading                    13,253,490       2,533,909       15,363,102         6,700,060

     Interest income                               2,202,151         857,708        5,489,916         2,133,906
                                                 -----------     -----------      -----------       -----------
             Total income                         15,455,641       3,391,617       20,853,018         8,833,966
                                                 -----------     -----------      -----------       -----------

EXPENSES
     Brokerage fee                                 3,334,265       1,298,071        8,471,730         3,360,357
     Performance fee                                 190,283               0        1,006,667                 0
     Operating expenses                               81,110          69,181          283,523           175,627
                                                 -----------     -----------      -----------       -----------

             Total expenses                        3,605,658       1,367,252        9,761,920         3,535,984
                                                 -----------     -----------      -----------       -----------

             NET INCOME                          $11,849,983    $  2,024,365      $11,091,098       $ 5,297,982
                                                 ===========    ============      ===========       ===========

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
     (based on weighted average
     number of units outstanding
     during the period)                          $     95.36    $      32.81      $    103.66       $     98.05
                                                 ===========    ============      ===========       ===========

INCREASE IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                         $     95.50    $      29.19      $     92.35       $     90.92
                                                 ===========    ============      ===========       ===========



                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)


                                                                                           1997             1996
                                                                                           -----           ------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                                            $11,091,098      $ 5,297,982
         Adjustments to reconcile net income to net cash from
         operating activities
               Net change in unrealized                                                  (5,011,060)      (2,180,658)
               Increase (Decrease) in accounts payable
                   and accrued expenses                                                  (1,418,336)         217,408
                                                                                        -----------      -----------

                         Net cash from operating activities                               4,661,702        3,334,732
                                                                                        -----------      -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Net (purchases) maturities of investments in United States government
         and agency securities                                                          (52,555,130)     (20,924,319)
                                                                                        -----------      -----------

                         Net cash from (for) investing activities                       (52,555,130)     (20,924,319)
                                                                                        -----------      -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Offering of units                                                                      71,473,031       26,062,237
  Increase  in subscription deposits                                                        424,279          187,290
  Redemption of units                                                                    (4,683,099)      (6,125,322)
  Increase (Decrease) in redemptions payable                                                 21,671         (123,911)
  Offering costs charged                                                                   (804,095)        (443,376)
  Increase in offering costs payable                                                         47,944           19,983
                                                                                        -----------      -----------
                         Net cash from financing activities                              66,479,731       19,576,901
                                                                                        -----------      -----------

Net increase in cash and cash equivalents                                                18,586,303        1,987,314

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                    62,885,065       33,729,444
                                                                                        -----------      -----------

  End of period                                                                         $81,471,368      $35,716,758
                                                                                        ===========      ===========

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                        Partners' Capital
                                      -------------------------------------------------------------------------------------
                                               General                       Limited                       Total
                                      -----------------------       ----------------------------  -------------------------
                                         Units      Amount            Units            Amount      Units            Amount
                                         -----      ------            -----            ------      -----            ------
NINE MONTHS ENDED
 SEPTEMBER 30, 1997
Balances at
   December 31, 1996                    885.938    $1,123,514        84,069.060     $106,613,289     84,954.998   $107,736,803

Additions                               480.775       630,000         53,996.40       70,843,031     54,477.175     71,473,031

Net income for the nine months
  ended September 30, 1997                            114,114                         10,976,984                    11,091,098

Redemptions                               0.000             0        (3,591.010)      (4,683,099)    (3,591.010)    (4,683,099)

Offering costs                                         (8,201)                          (795,894)                     (804,095)
                                      ---------    ----------     -------------     ------------    -----------   ------------

Balances at
 September 30, 1997                   1,366.713    $1,859,427       134,474.450     $182,954,311    135,841.163   $184,813,738
                                      =========    ==========     =============     ============    ===========   ============

NINE MONTHS ENDED
 SEPTEMBER 30, 1996
Balances at
  December 31, 1995                     472.222    $  459,018        45,897.894     $ 44,614,516     46,370.116   $ 45,073,534

Additions                               191.854       200,000        25,107.296       25,862,237     25,299.150     26,062,237

Net income for the six months
  ended September 30, 1996                             51,316                          5,246,666                     5,297,982

Redemptions                               0.000             0        (5,942.116)      (6,125,322)    (5,942.116)    (6,125,322)

Offering costs                                         (4,448)                          (438,928)                     (443,376)
                                      ---------    ----------     -------------     ------------    -----------   ------------

Balances at
  September 30, 1996                    664.076  $    705,886        65,063.074    $  69,159,169     65,727.150   $ 69,865,055
                                      =========    ==========     =============     ============    ===========   ============



                                                                   Net Asset Value Per Unit
                                         ---------------------------------------------------------------------------
                                         September 30,       December 31,         September 30,        December 31,
                                             1997                1996                  1996                1995
                                         ------------       -------------          ------------      ---------------
                                         $   1,360.51       $    1,268.16          $   1,062.96      $        972.04
                                         ============       =============          ============      ===============

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


               F.  Offering Costs

                   The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $4,401,730 through September 30, 1997, $1,757,264 of which has already been reimbursed to the General Partner by the Partnership. At September 30, 1997, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $104,571. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 2.        GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

               The Partnership pays a monthly brokerage fee not to exceed 1/12 of 8% (8% annualized) of month-end Net Assets. The General Partner receives 7/8 of this fee, a portion (4/8 of the total brokerage fee) of which is used to compensate selling agents for ongoing services rendered and a portion (3/8 of the total brokerage fee) of which is retained by the General Partner for trading and management services rendered. The remaining 1/8 of the brokerage fee (up to 1% per annum) is paid directly to the broker. During the nine months ended September 30, 1997 and 1996, the amounts paid directly to the broker amounted to $1,019,762 and $420,045 respectively.

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

Note 4.        OPERATING EXPENSES

               Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% (annualized) for the nine months ended September 30, 1997 and 1996.

Note 5.        SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

               Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of September 30, 1997 and December 31, 1996 amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $557,315 and $133,036, respectively.

               The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units as of any month-end, subject to restrictions in the Amended Agreement of Limited Partnership (including redemption fees which apply to redemptions made in the first 12 months).

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

               The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 1997 and December 31, 1996 was $80,437,222 and $13,763,550, respectively, which equals 44% and 13% of the Fund's Net Assets, respectively.

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

               The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the nine months ended September 30, 1997 and 1996 was approximately $3,126,000 and $2,873,000 respectively and the related fair

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 6.        TRADING ACTIVITIES AND RELATED  RISKS (CONTINUED)

               values as of September 30, 1997 and December 31, 1996 are approximately $6,984,000 and $1,973,000, respectively.

               Net trading results from derivatives are reflected in the statement of operations and equal gain from trading less the portion of the brokerage fee paid directly to the broker. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

               Open contracts generally mature within three months; the latest maturity date for open contracts as of September 30, 1997 is February 1998. However, the Partnership intends to close all contracts prior to maturity. At September 30, 1997 and December 31, 1996, the notional amount of open contracts is as follows:

                                                            September 30, 1997                    December 31, 1996
                                                  -------------------------------------    ----------------------------------
                                                    Contracts to          Contracts to       Contracts to       Contracts to
                                                      Purchase                Sell             Purchase             Sell
                                                  ---------------      ----------------    --------------       -------------
              Derivatives:
                Futures contracts:
                  - Long-term interest rates       $  731,200,000        $            0    $  154,000,000       $118,100,000
                  - Short-term interest rates         598,700,000            67,100,000       134,200,000                  0
                  - Currencies                                  0                     0        11,400,000         21,200,000
                  - Stock indices                     453,400,000            13,000,000           600,000         12,200,000
                  - Softs/Fibers                          900,000             4,100,000         1,000,000                  0
                  - Grains                                800,000                     0                 0                  0
                  - Meats                                       0             1,100,000           400,000                  0
                  - Metals                             12,800,000            18,600,000        16,500,000          9,300,000
                  - Energy                             45,000,000                     0        18,300,000                  0

                Forward contracts:
                  - Currencies                        337,300,000           404,100,000       119,900,000        155,700,000
                                                   --------------        --------------    --------------       ------------

                                                   $2,180,100,000        $  508,000,000    $  456,300,000       $316,500,000
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

Note 7.         INTERIM FINANCIAL STATEMENTS

                The Statement of Financial Condition as of September 30, 1997, the Statements of Operations for the three months and nine months ended September 30, 1997 and 1996, the Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 and the Statements of Changes in Partners' Capital (Net Asset Value) for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1997 and the results of operations for the three months and nine months ended September 30, 1997 and 1996.

Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $166,332,952 have been accepted during the continuing offering period as of October 1, 1997. Redemptions over the same time period total $20,772,566. The Fund commenced operations on April 18, 1994.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved to the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

Results of Operations

The returns for the nine months ending September 30, 1997 and 1996 was 7.28% and 9.35%, respectively. The 7.28% increase was the result of an approximate 10.87% increase due to trading gains (before commissions) and an approximate 3.89% increase due to interest income, offset by an approximate 6.48% decrease as the result of brokerage fees, performance fees, operating costs and offering costs borne by the Fund.

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

The majority of gross trading gains for the year (9.21% of the 10.87%) were achieved in the third quarter, with positive returns from interest rate contracts making rates the best performing sector. Bonds were strong around the globe in July reflecting the belief that world economies were enjoying controlled growth. The dollar continued its strength against European and Asian currencies. August brought some reversals to the trends, but September ushered in a resumption of the bull moves in the bond markets as well as the U.S. Dollar.

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

Off-Balance Sheet Risk

The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset positions, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and most foreign futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions, thus there may be greater counterparty credit risk. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), trades for the fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. While the General Partner monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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


                         CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                             (Registrant)

                                By:  Campbell & Company, Inc.
                                     General Partner


Date: November 11, 1997         By:    /s/Theresa D. Livesey
                                     -------------------------------------------
                                     Theresa D. Livesey
                                     Chief Financial Officer/Treasurer/Director