Form 10-K405
period 1997-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1998-03-25
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[ X ]       OF THE SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1997
                       Commission File Number 0-22260 and
                                    2-84126

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

            For the transition period from ___________ to __________


                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                               52-1823554
  ----------------------------------     ------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)
     incorporation or organization)


     210 W. PENNSYLVANIA AVENUE
        BALTIMORE, MARYLAND                              21204
  ---------------------------------      ------------------------------------


      Registrant's telephone number, including area code: (410)  296-3301
                                                          ---------------

       Securities registered pursuant to Section 12 (b) of the Act: NONE
                                                                    ----

          Securities registered pursuant to Section 12 (g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                  -------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X       No
                              -----------    ------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.      [X]

The Registrant has no voting stock. As of December 31, 1997 there were 146,732.843 Units of Limited Partnership Interest issued and outstanding.

Total number of pages 25. Consecutive page numbers on which exhibits commence:
25.
---

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated August 1, 1997 included within the Registration Statement of Form S-1 (File No. 333-19117), incorporated by reference into Parts I, II, III and IV.

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

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $270,000,000. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April
15, 1994, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

         A total of $200,552,643 has been raised in the initial and continuing offering periods through December 31, 1997.

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

Operations

         A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "Risk Factors," "Investment Factors," "Campbell & Company, Inc.," "Conflicts of Interest," and "The Futures and Forwards Markets," and such description is incorporated herein by reference from the Prospectus.

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

         The Registrant engages in financial instrument trading in up to approximately 40 financial instrument contracts on domestic and international markets. Campbell & Company utilizes its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Large Portfolio (25% allocation) in trading the Registrant's assets. As of February, 1998, the Fund's assets are allocated to the different market sectors in approximately the following manner: 46% to currencies, 22% to interest rates, 15% to stock indices, 11% to energy products, 4% to metals and 2% to agricultural. The contracts traded by the Registrant will fluctuate from time to time

         The Registrant may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1997, there were 7,298 Limited Partners in the Registrant and 146,732.843 Units of Limited Partnership Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.          SELECTED FINANCIAL DATA

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS

                                                         For the Year Ended December 31,
                                                   -----------------------------------------      Period Ended
                                                       1997           1996           1995      December 31, 1994
                                                   ------------   ------------   -----------   -----------------
Total Assets  . . . . . . . . . . . . . . . . . .  $   220,404    $   111,367    $   46,492       $  21,066
Total Partners' Capital . . . . . . . . . . . . .      212,710        107,737        45,074          20,599
Total Income (Loss) . . . . . . . . . . . . . . .       40,234         26,624         6,201          (1,215)
Net Income (Loss) . . . . . . . . . . . . . . . .       24,011         19,058         3,509          (2,236)
Net Income (Loss) Per General and Limited Partner
     Unit . . . . . . . . . . . . . . . . . . . .       208.78         327.00        103.74         (133.42)
Increase (Decrease) in Net Asset Value per General
     and Limited Partner Unit . . . . . . . . . .       181.48         296.12         88.27         (116.23)

          NOTE: The Fund commenced trading in April 1994; financial information is provided since that inception date.

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

Liquidity

         Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as:
"daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Registrant from promptly liquidating unfavorable positions and subject the Registrant to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Registrant may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Registrant's commodity futures trading operations, the Registrant's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

         The returns for the years ended December 31, 1997 and 1996 were 14.31% and 30.46%, respectively. For 1997, the majority of the 14.31% increase occurred in the second half of the year, when approximately 90% of the total trading gains for the year were posted. Unprecedented volatility in global equity markets provided good trading opportunities, particularly in the stock indices and interest rates futures. The long positions maintained in the S&P500 Index and natural gas futures contracts proved to be the best performing markets for the year. Trading in the currencies sector also provided significant contributions to the positive performance. The Registrant continues to benefit from new capital management strategies and more diverse portfolios. The 14.31% increase was the result of an approximate 19.22% increase due to trading gains (before commissions) and an approximate 4.76% increase due to interest income, offset by an approximate 9.67% decrease as a result of brokerage fees, performance fees, and operating costs borne by the Registrant.

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

         Richard M. Bell, 45, began his employment with Campbell & Company in May, 1990 and serves as a Senior Vice President -- Trading. His duties include managing daily trade execution for the assets under Campbell's management. From September, 1986 through May, 1990, Mr. Bell was the managing general partner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange ("PHLX") and Philadelphia Board of Trade ("PBOT"). From July, 1975 through September, 1986 Mr. Bell was a stockholder and Executive Vice-President of Tague Securities, Inc., a registered broker-dealer. Mr. Bell owns a PHLX seat and a Philadelphia Currency Participation, which are leased out. Mr. Bell graduated from Lehigh University with a B.S. in Finance.

         D. Keith Campbell, 55, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1, 1994, and Chief Executive Officer until January 1, 1998. Mr. Campbell is the sole voting stockholder. From 1971 through June, 1978 he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since January, 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then he has applied various technical trading models to numerous discretionary commodity trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. He is an Associated Person of Campbell & Company.

         William C. Clarke, III, 46, joined Campbell & Company in June, 1977. He is an Executive Vice President and a Director of Campbell & Company. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

         Bruce L. Cleland, 50, joined Campbell & Company in January, 1993. Mr. Cleland serves as President, Chief Executive Officer and a Director. Prior to 1994, he was Executive Vice President. From May, 1986 through December, 1992, Mr. Cleland had served in various principal roles with the following firms: president, F&G Management, Inc., a commodity trading advisor; President, Institutional Brokerage Corp., a floor broker; President, Institutional Advisory Corp., a commodity trading advisor and commodity pool operator; President, Hewlett Trading Corporation, a commodity pool operator; Principal of Institutional Energy Corporation, an introducing broker. Prior to this, Mr. Cleland was employed by Rudolf Wolff Futures Inc., a futures commission merchant, where he served as President until 1986. Mr. Cleland graduated in 1969 from Victoria University in Wellington, New Zealand where he received a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

         Xiaohua Hu, 34, serves as a Vice President - Research. He has been employed by Campbell & Company since 1994 in the Research Department, where he has a major role in the ongoing research and development of Campbell's trading systems. From 1992 to 1994 he was employed in Japan by Line System as a software engineer, where he participated in the research and development of computer software, including programs for production systems control and software development. Mr. Hu received his B.A. in Manufacturing Engineering from Changsha University of Technology in China in 1982. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan, in 1987 and 1992 respectively. During his studies at Toyohasi, Xiaohua was also a Visiting Researcher in Computer Science and Operations Research and published several research papers.

         Phil Lindner, 43, serves as Vice President - Information Technology. He has been employed by Campbell & Company since October, 1994, became the IT Director in March, 1996, and Vice President in January, 1998. He oversees Campbell & Company's computer and telecommunications systems, including a staff of programmers that program proprietary applications for Campbell's Trading, Fund Administration, and Accounting functions, and provide complete computer systems support to all Campbell & Company employees. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of race-track computer systems.

         James M. Little, 51, joined Campbell & Company in April, 1990 and serves as Executive Vice President--Marketing and as a Director of Campbell & Company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March, 1989 through April, 1990 Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From January, 1984 through March, 1989 he was the Chief Executive Officer of James Little & Associates, Inc., a registered, commodity pool operator and registered broker-dealer. Mr. Little has extensive experience in the futures industry having worked in the areas of hedging, floor trading and managed futures. He is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.

         Theresa D. Livesey, 34, joined Campbell & Company in 1991 and serves as the Chief Financial Officer, Secretary, Treasurer, and a Director of Campbell & Company. In addition to her role as CFO, Ms. Livesey also oversees administration and compliance at Campbell & Company. From December, 1987 to June, 1991 she was employed by Bank Maryland Corp, a publicly held company. When she left she was Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Livesey is a C.P.A. and has a B.S. in Accounting from the University of Delaware.

         V. Todd Miller, 35, serves as a Vice President - Research. He has been employed by Campbell & Company since 1994 in the Research Department, where he has a major role in the ongoing research and development of Campbell's trading systems. From 1993 to 1994, Mr. Miller was an assistant professor in the department of Computer Information Science at the University of Florida, where he taught classes in object oriented programming, numerical analysis, and programming in C, C++ and LISP. Mr. Miller holds a variety of degrees from the University of Florida, beginning with an Associates degree in architecture. He followed that in 1986 with a B.A. in Business with a concentration in computer science. In 1988 he received his M.A. in Engineering with a concentration in artificial intelligence. He completed his education in 1993 with a Ph.D. in Engineering with a concentration in computer simulation.

         Albert Nigrin, 36, serves as a Vice President - Research. He has been employed by Campbell & Company since 1995 in the Research Department, where he has a major role in the ongoing research and development of Campbell's trading systems. From 1991-1995 Mr. Nigrin was an assistant professor in the department of Computer Science and Information Systems at American University in Washington D.C., where he taught classes in artificial intelligence, computer programming and algorithms to both graduate and undergraduate students. While teaching, he also wrote and published a book with MIT Press, Neural Networks for Pattern Recognition. Mr. Nigrin received a B.A. in Electrical Engineering in 1984 from Drexel University. He than proceeded directly to a Ph.D. program and received his degree in Computer Science in 1990 from Duke University, where his doctoral studies concentrated in the areas of artificial intelligence and neural networks.

         Markus Rutishauser, 36, serves as Vice President - Trading, and has been employed by Campbell & Company since October, 1993, with responsibility for day-to-day foreign exchange trading. Prior to joining Campbell, Mr. Rutishauser worked two years at Maryland National Bank in Baltimore as an Assistant Vice President in Foreign Exchange trading. Prior to that, he was employed by Union Bank of Switzerland, spending four years in their Zurich office and another four years in their New York office, in the Foreign Exchange Department. Mr. Rutishauser graduated from the University of Fairfield with a degree in Finance. He subsequently completed his MBA at the University of Baltimore in January,1996.

         David M. Salmon, 56, is a Director of Campbell & Company. Since January, 1976 Mr. Salmon has participated actively as a consultant in the development and implementation of research and trading software at Campbell & Company. During this time, Mr. Salmon has not been an employee of Campbell, but has worked under a consulting contract with his own computer consulting firm, David Salmon, Inc. Prior to his work with Campbell & Company, Mr. Salmon worked in the field of systems development and optimization with Systems Control, Inc. and Stanford Research Institute. Mr. Salmon holds a B.S.E.E. from the University of Auckland, New Zealand, an M.S.E.E. from Northeastern University and a Ph.D. in Electrical Engineering from the University of Illinois, Urbana.

         C. Douglas York, 39, has been employed by Campbell & Company since November, 1992. He serves as a Senior Vice President - Trading. His duties include managing daily trade execution for foreign exchange markets and forward contracts on precious metals and energy markets. From January 1991 to November 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is registered as an Associated Person of Campbell & Company.

         There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

         No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

ITEM 11.         EXECUTIVE COMPENSATION

         The Registrant is managed by its general partner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to up to 8% of the Registrant's month-end Net Assets per year. From such 8% Brokerage Fee, Campbell & Company remits up to 1% to the Commodity Broker for execution and clearing costs, and 4% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Campbell & Company retains the remaining 3% as management fees (2% for providing advisory fees and 1% for acting as general partner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net

Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1997, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 1997, Campbell & Company owned 1,473.323 Units of General Partnership Interest having a value of $2,135,788. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

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

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 24, 1998.

                                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                                    By:  CAMPBELL & COMPANY, INC.
                                    General Partner

                                    By:  /s/ Theresa D. Livesey
                                         -----------------------------
                                            Theresa D. Livesey
                                            Chief Financial Officer, Secretary,
                                            Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 24, 1998.


     Signature                           Capacity
     ---------                           --------


/s/ D. Keith Campbell
---------------------
 D.Keith Campbell                        Chairman of the Board



/s/ William C. Clarke, III
--------------------------
William, C. Clarke, III                  Executive Vice President and Director



/s/ Bruce L. Cleland
--------------------
Bruce L. Cleland                         President, Chief Executive Officer and
                                         Director



/s/ Theresa D. Livesey
----------------------
Theresa D. Livesey                       Chief Financial Officer, Secretary,
                                         Treasurer and Director

/s/ James M. Little
-------------------
James M. Little                          Executive Vice President and Director

                         CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.
                                 ANNUAL REPORT
                               December 31, 1997

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P

                                     INDEX

                                                                        PAGES
                                                                        -----
INDEPENDENT AUDITOR'S REPORT                                              14

FINANCIAL STATEMENTS

Statements of Financial Condition
December 31, 1997 and 1996                                                15

Statements of Operations For the Years
Ended December 31, 1997, 1996, and 1995                                   16

Statements of Cash Flows For the Years
Ended December 31, 1996, 1996, and 1995                                   17

Statements of Changes in Partners Capital (Net Asset Value)
For the years Ended December 31, 1997, 1996, and 1995                     18


Notes to Financial Statements                                            19-23

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


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Campbell Strategic Allocation Fund, L.P.


We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 1997 and 1996, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.





Lutherville, Maryland
February 13, 1998

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996


                                                                         1997                  1996
                                                                         ----                  ----
ASSETS
   Equity in broker trading accounts
      Cash                                                           $ 17,401,415          $ 15,907,914
      United States government securities                              37,851,369            10,583,946
      Unrealized gain on open futures contracts                         8,567,066               304,907
                                                                     ------------          ------------

             Deposits with broker                                      63,819,850            26,796,767

   Cash and cash equivalents                                           27,976,771            46,977,151
   United States government and agency securities                     127,278,890            35,925,168
   Unrealized gain on open forward contracts                            1,328,130             1,667,873
                                                                     ------------          ------------

             Total assets                                            $220,403,641          $111,366,959
                                                                     ============          ============

LIABILITIES
   Accounts payable                                                  $    165,183          $    117,865
   Brokerage fee                                                        1,354,551               662,993
   Performance fee                                                      2,537,134             2,082,519
   Offering costs payable                                                 122,785                56,627
   Redemptions payable                                                  2,629,164               577,116
   Subscription deposits                                                  885,105               133,036
                                                                     ------------          ------------

             Total liabilities                                          7,693,922             3,630,156
                                                                     ------------          ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
   General Partner - 1,473.323 and 885.938 units
      outstanding at December 31, 1997 and 1996                         2,135,788             1,123,514
   Limited Partners - 145,259.520 and 84,069.060 units
      outstanding at December 31, 1997 and 1996                       210,573,931           106,613,289
                                                                     ------------          ------------

             Total partners' capital
                (Net Asset Value)                                     212,709,719           107,736,803
                                                                     ------------          ------------

                                                                     $220,403,641          $111,366,959
                                                                     ============          ============





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995




                                                               1997                   1996                  1995
                                                               ----                   ----                  ----
INCOME
   Trading gains (losses)
      Realized                                               $24,334,181           $23,984,026         $  1,760,402
      Change in unrealized                                     7,922,416              (598,661)           2,654,113
                                                             -----------           -----------         ------------

             Gain from trading                                32,256,597            23,385,365            4,414,515

   Interest income                                             7,977,840             3,238,486            1,786,353
                                                             -----------           -----------         ------------

             Total income                                     40,234,437            26,623,851            6,200,868
                                                             -----------           -----------         ------------

EXPENSES
   Brokerage fee                                              12,288,681             5,209,726            2,536,004
   Performance fee                                             3,565,668             2,121,981                    0
   Operating expenses                                            368,925               234,090              155,631
                                                             -----------           -----------         ------------

             Total expenses                                   16,223,274             7,565,797            2,691,635
                                                             -----------           -----------         ------------

             NET INCOME                                      $24,011,163           $19,058,054         $  3,509,233
                                                             ===========           ===========         ============

NET INCOME PER GENERAL AND
   LIMITED PARTNER UNIT
      (based on weighted average number
      of units outstanding during the year)                  $    208.78           $    327.00         $     103.74
                                                             ===========           ===========         ============

INCREASE IN NET ASSET VALUE
   PER GENERAL AND LIMITED
   PARTNER UNIT                                              $    181.48           $    296.12         $      88.27
                                                             ===========           ===========         ============





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995


                                                                      1997              1996              1995
                                                                      ----              ----              ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                     $   24,011,163    $   19,058,054    $    3,509,233
     Adjustments to reconcile net income to
         net cash from operating activities
            Net change in unrealized                                 (7,922,416)          598,661        (2,654,113)
            Increase in accounts payable and
               accrued expenses                                       1,193,491         2,530,672           190,151
                                                                 --------------    --------------    --------------

                  Net cash from operating activities                 17,282,238        22,187,387         1,045,271
                                                                 --------------    --------------    --------------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Net (purchases) maturities of investments in
     United States government and agency securities                (118,621,145)      (36,318,412)        8,112,415
                                                                 --------------    --------------    --------------

                  Net cash from (for) investing activities         (118,621,145)      (36,318,412)        8,112,415
                                                                 --------------    --------------    --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                  96,000,283        52,969,550        27,182,425
  Increase (decrease) in subscription deposits                          752,069           102,882          (222,071)
  Redemption of units                                               (13,866,080)       (8,743,067)       (5,885,426)
  Increase (decrease) in redemptions payable                          2,052,048          (440,891)          963,172
  Offering costs charged                                             (1,172,450)         (621,268)         (332,094)
  Increase in offering costs payable                                     66,158            19,440            20,557
                                                                 --------------    --------------    --------------

                  Net cash from financing activities                 83,832,028        43,286,646        21,726,563
                                                                 --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents                (17,506,879)       29,155,621        30,884,249

CASH AND CASH EQUIVALENTS
  Beginning of year                                                  62,885,065        33,729,444         2,845,195
                                                                 --------------    --------------    --------------

  End of year                                                    $   45,378,186    $   62,885,065    $   33,729,444
                                                                 ==============    ==============    ==============

End of year cash and cash equivalents consists of:
  Cash in broker trading accounts                                $   17,401,415    $   15,907,914    $    1,238,207
  Cash and cash equivalents                                          27,976,771        46,977,151        32,491,237
                                                                 --------------    --------------    --------------

                  Total end of year cash and
                      cash equivalents                           $   45,378,186    $   62,885,065    $   33,729,444
                                                                 ==============    ==============    ==============


                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1997, 1996 and 1995


                                                                    Partners' Capital
                                  --------------------------------------------------------------------------------------------
                                          General                         Limited                             Total
                                 --------------------------     ------------------------------     ---------------------------
                                   Units          Amount           Units             Amount           Units          Amount
                                   -----          ------           -----             ------           -----          ------
Balances at
   December 31, 1994               253.300     $   223,859       23,055.320      $  20,375,537      23,308.620   $  20,599,396

Net income for the year
   ended December 31, 1995                          33,569                           3,475,664                       3,509,233

Additions                          218.922         205,000       29,148.037         26,977,425      29,366.959      27,182,425

Redemptions                          0.000               0       (6,305.463)        (5,885,426)     (6,305.463)     (5,885,426)

Offering costs                                      (3,410)                           (328,684)                       (332,094)
                                 ---------      ----------      -----------       ------------     -----------    ------------
Balances at
   December 31, 1995               472.222         459,018       45,897.894         44,614,516      46,370.116      45,073,534

Net income for the year
   ended December 31, 1996                         190,771                          18,867,283                      19,058,054

Additions                          413.716         480,000       46,205.096         52,489,550      46,618.812      52,969,550

Redemptions                          0.000               0       (8,033.930)        (8,743,067)     (8,033.930)     (8,743,067)

Offering costs                                      (6,275)                           (614,993)                       (621,268)
                                 ---------      ----------      -----------       ------------     -----------    ------------
Balances at
   December 31, 1996               885.938       1,123,514       84,069.060        106,613,289      84,954.998     107,736,803

Net income for the year
   ended December 31, 1997                         244,185                          23,766,978                      24,011,163

Additions                          587.385         780,007       71,325.080         95,220,276      71,912.465      96,000,283

Redemptions                          0.000               0      (10,134.620)       (13,866,080)    (10,134.620)    (13,866,080)

Offering costs                                     (11,918)                         (1,160,532)                     (1,172,450)
                                 ---------      ----------      -----------       ------------     -----------    ------------
Balances at
   December 31, 1997             1,473.323      $2,135,788      145,259.520       $210,573,931     146,732.843    $212,709,719
                                 =========      ==========      ===========       ============     ===========    ============


                                              Net Asset Value Per General and Limited Partner Unit
                                              ----------------------------------------------------

                                                                  December 31,
                                                   1997               1996               1995
                                                   ----               ----               ----
                                                 $1,449.64          $1,268.16           $972.04
                                                 =========          =========           =======


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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           F.    Offering Costs

                 The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $5,196,390 through December 31, 1997, $2,107,405 of which has already been reimbursed to the General Partner by the Partnership. At December 31, 1997, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $122,785. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 2.    GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

           Commencing September 1, 1997, the Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. Prior to September 1, 1997, the monthly brokerage fee was equal to 1/12 of 8% (8% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 1% (1% annualized) of month-end net assets. During 1997, 1996 and 1995, the amounts paid directly to the broker amounted to $1,366,757, $651,216 and $317,000, respectively.

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

Note 4.    OPERATING EXPENSES

           Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 1997, 1996 and 1995.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of December 31, 1997 and 1996, amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner total $885,105 and $133,036, respectively.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per Unit redeemed through the third month-end, 3% of Net Asset Value per Unit redeemed through the sixth month-end, 2% of Net Asset Value per Unit redeemed through the ninth month-end and 1% of Net Asset Value per Unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a Unit, no redemption fees apply.

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

           The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 1997 and 1996 was $110,574,485 and $13,763,550, respectively, which equals 52% and 13% of Net Asset Value, respectively.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during 1997, 1996 and 1995 was approximately $4,180,000, $4,850,000 and $830,000, respectively, and the related fair values as of December 31, 1997 and 1996 are approximately $9,895,000 and $1,973,000, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Open contracts generally mature within three months; the latest maturity date for open contracts as of December 31, 1997 is March 1998. However, the Partnership intends to close all contracts prior to maturity. At December 31, 1997 and 1996, the notional amount of open contracts is as follows:

                                                        1997                              1996
                                                        ----                              ----
                                           Contracts to      Contracts to     Contracts to     Contracts to
                                              Purchase           Sell           Purchase           Sell
                                              --------           ----           --------           ----
      Futures contracts:
        - Long-term interest rates       $   759,600,000     $           0    $154,000,000      $118,100,000
        - Short-term interest rates          485,700,000       437,100,000     134,200,000                 0
        - Currencies                                   0                 0      11,400,000        21,200,000
        - Stock indices                       21,000,000        13,000,000         600,000        12,200,000
        - Softs/Fibers                         2,500,000         1,000,000       1,000,000                 0
        - Grains                                       0         2,200,000               0                 0
        - Meats                                        0           400,000         400,000                 0
        - Metals                               2,800,000        32,400,000      16,500,000         9,300,000
        - Energy                                       0        49,600,000      18,300,000                 0

      Forward contracts:
        - Currencies                         284,900,000       472,800,000     119,900,000       155,700,000
                                          --------------    --------------    ------------      ------------

                                          $1,556,500,000    $1,008,500,000    $456,300,000      $316,500,000
                                          ==============    ==============    ============      ============


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

                               INDEX TO EXHIBITS

                                                                                                 Sequentially
                                                                                                   Numbered
Exhibit No.                                      Exhibit                                            Page *
-----------                                      -------                                         ------------
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