Form 10-Q
period 1998-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1998-05-13
CIK 910467

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ----------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------

Commission File number:           0-22260
                        -----------------------------------------------------


                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
-----------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Delaware                                  52-1823554
------------------------------------    -------------------------------------
     (State of Organization)             (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                            21204
------------------------------------------          -------------------------
(Address of principal executive offices)                     (Zip Code)

(410) 296-3301
-----------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]         No [   ]

                          Total number of Pages:  16
                                                ------

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of March 31, 1998 and
             December 31, 1997

         Statements of Operations for the Three Months Ended
             March 31, 1998 and 1997

         Statements of Cash Flows for the Three Months Ended
             March 31, 1998 and 1997

         Statements of Changes in Partners' Capital for the Three Months Ended
             March 31, 1998 and 1997

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
          March 31, 1998 (Unaudited) and December 31, 1997 (Audited)


                                                                             March 31,              December 31,
                                                                                1998                    1997
                                                                            ------------            ------------
ASSETS
    Equity in broker trading accounts
       Cash                                                                 $ 80,519,160            $ 17,401,415
       United States government securities                                    68,233,193              37,851,369
       Unrealized gain on open futures contracts                               3,985,548               8,567,066
                                                                            ------------            ------------

                Deposits with broker                                         152,737,901              63,819,850

    Cash and cash equivalents                                                 12,872,477              27,976,771
    United States government securities                                       81,523,634             127,278,890
    Unrealized gain (loss) on open forward contracts                           7,636,130               1,328,130
                                                                            ------------            ------------

                Total assets                                                $254,770,142            $220,403,641
                                                                            ============            ============

LIABILITIES
    Accounts payable                                                        $     69,427            $    165,183
    Brokerage fee                                                              1,560,869               1,354,551
    Performance fee                                                            1,826,845               2,537,134
    Offering costs payable                                                       137,686                 122,785
    Redemptions payable                                                        1,643,651               2,629,164
    Subscription deposits                                                        317,654                 885,105
                                                                            ------------            ------------

                Total liabilities                                              5,556,132               7,693,922
                                                                            ------------            ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 1,675.553 and 1,473.323 units
       outstanding at March 31, 1998 and                                       2,538,798               2,135,788
       December 31,1997
    Limited Partners - 162,800.326 and 145,259.520
       units outstanding at March 31, 1998 and
       December 31, 1997                                                     246,675,212             210,573,931
                                                                            ------------            ------------

                Total partners' capital
                  (Net Asset Value)                                          249,214,010             212,709,719
                                                                            ------------            ------------

                                                                            $254,770,142            $220,403,641
                                                                            ============            ============


                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)



                                                    1998                           1997
                                                    ----                           ----
INCOME
   Trading gains (losses)
      Realized                                   $12,317,137                    $ 8,705,045
      Change in unrealized                         1,726,482                     (2,422,170)
                                                 -----------                    -----------

         Gain from trading                        14,043,619                      6,282,875

   Interest income                                 2,914,657                      1,407,149
                                                 -----------                    -----------

         Total income                             16,958,276                      7,690,024
                                                 -----------                    -----------

EXPENSES
   Brokerage fee                                   4,399,095                      2,418,103
   Performance fee                                 1,831,739                        816,384
   Operating expenses                                123,127                        101,835
                                                 -----------                    -----------

         Total expenses                            6,353,961                      3,336,322
                                                 -----------                    -----------

         NET INCOME                              $10,604,315                    $ 4,353,702
                                                 ===========                    ===========

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
   (based on weighted average
    number of units outstanding
    during the period)                           $     69.63                    $     48.77
                                                 ===========                    ===========

INCREASE IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                         $     65.56                    $     50.87
                                                 ===========                    ===========





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)



                                                                                                  1998                1997
                                                                                                  -----               ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                                                   $10,604,315         $ 4,353,702
         Adjustments to reconcile net income to net cash from
         operating activities
             Net change in unrealized                                                           (1,726,482)          2,422,170
             (Increase) decrease in accounts payable and accrued expenses                         (599,727)         (1,152,722)
                                                                                               -----------         -----------

                         Net cash from operating activities                                      8,278,106           5,623,150
                                                                                               -----------         -----------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Net (purchases) maturities of investments in United States government
         and agency securities                                                                  15,373,432           9,597,218
                                                                                               -----------         -----------
                         Net cash from (for) investing activities                               15,373,432           9,597,218
                                                                                               -----------         -----------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                                             29,594,615          22,508,396
  Increase in subscription deposits                                                               (567,451)             85,247
  Redemption of units                                                                           (3,281,581)           (717,508)
  Decrease in redemptions payable                                                                 (985,513)           (290,639)
  Offering costs charged                                                                          (413,058)           (222,791)
  Increase in offering costs payable                                                                14,901              17,640
                                                                                               -----------         -----------
                         Net cash from financing activities                                     24,361,913          21,380,345
                                                                                               -----------         -----------

Net increase (decrease) in cash and cash equivalents                                            48,013,451          36,600,713

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                           45,378,186          62,885,065
                                                                                               -----------         -----------

  End of period                                                                                $93,391,637         $99,485,778
                                                                                               ===========         ===========

Three months ended cash & cash equivalents consist of:
  Cash in broker trading accounts                                                               80,519,160          14,027,589
  Cash and cash equivalents                                                                     12,872,477          85,458,189
                                                                                               -----------         -----------

         Total end of period cash and cash equivalents                                         $93,391,637         $99,485,778
                                                                                               ===========         ===========

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                      Partners' Capital
                                     ---------------------------------------------------------------------------------
                                            General                       Limited                        Total
                                     ---------------------          --------------------          --------------------
                                     Units          Amount          Units         Amount          Units         Amount
                                     -----          ------          -----         ------          -----         ------
THREE MONTHS ENDED
 MARCH 31, 1998
Balances at
   December 31, 1997                1,473.323    $ 2,135,788     145,259.520   $210,573,931    146,732.843   $212,709,719

Additions                             202.230        300,000      19,739.937     29,294,615     19,942.167     29,594,615

Net income for the three months
   ended March 31, 1998                              107,191                     10,497,124                    10,604,315

Redemptions                             0.000              0      (2,199.131)    (3,281,581)    (2,199.131)    (3,281,581)

Offering costs                                        (4,181)                      (408,877)                     (413,058)
                                  -----------    -----------    ------------   ------------   ------------   ------------

Balances at
   March 31, 1998                   1,675.553    $ 2,538,798     162,800.326   $246,675,212    164,475.879   $249,214,010
                                  ===========    ===========    ============   ============   ============   ============

THREE MONTHS ENDED
 MARCH 31, 1997
Balances at
   December 31, 1996                  885.938    $ 1,123,514      84,069.060   $106,613,289     84,954.998   $107,736,803

Additions                             134.967        180,000      16,778.890     22,328,396     16,913.857     22,508,396

Net income for the three months
   ended March 31, 1997                               45,356                      4,308,346                     4,353,702

Redemptions                             0.000              0        (538.203)      (717,508)      (538.203)      (717,508)

Offering costs                                        (2,262)                      (220,529)                     (222,791)
                                  -----------    -----------    ------------   ------------   ------------   ------------

Balances at
   March 31, 1997                   1,020.905    $ 1,346,608     100,309.747   $132,311,994    101,330.652   $133,658,602
                                  ===========    ===========    ============   ============   ============   ============


                                                 Net Asset Value Per Unit
                                  ---------------------------------------------------------
                                   March 31,     December 31,      March 31,    December 31,
                                      1998          1997             1997           1996
                                  -----------   ------------     -----------    -----------
                                  $  1,515.20   $   1,449.64     $  1,319.03    $  1,268.16
                                  ===========   ============     ===========    ===========

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F.      Offering Costs
                 The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $5,660,631 through March 31, 1998, $2,505,562 of which has already been reimbursed to the General Partner by the Partnership. At March 31, 1998, the Partnership reflects a liability in the statement of financial condition offering costs payable to the General Partner of $137,686. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.

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

         The Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the three months ended March 31, 1998 and 1997, the amounts paid directly to the broker amounted to $399,918 and $302,263 respectively.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% (annualized) for the three months ended March 31, 1998 and 1997.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of March 31, 1998 and December 31, 1997 amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $317,654 and $885,105, respectively.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Units owned after the sixth full month after the units are sold, subject to restrictions in the Amended

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

         Agreement of Limited Partnership. Redemption fees apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per Unit redeemed through the third month-end, 3% of Net Asset Value per Unit redeemed through the sixth month-end, 2% of Net Asset Value per Unit redeemed through the ninth month-end and 1% of Net Asset

         Value per Unit redeemed through the twelth month-end. After the twelth month-end following purchase of a Unit, no redemption fees apply.

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 1998 and December 31, 1997 was $149,756,827 and $110,574,485, respectively, which equals 60% and 52% of Net Asset Value, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 6.  TRADING ACTIVITIES AND RELATED  RISKS (CONTINUED)

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the three months ended March 31, 1998 and 1997 was approximately $7,073,000 and $5,912,000, respectively and the related period end fair values are approximately $11,622,000 and $(449,000), respectively.

         Net trading results from derivatives are reflected in the statement of operations and equal gain from trading less the portion of the brokerage fee paid directly to the broker. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

         Open contracts generally mature within three months; the latest maturity date for open contracts as of March 31, 1998 is June 1998. However, the Partnership intends to close all contracts prior to maturity. At March 31, 1998 and December 31, 1997, the notional amount of open contracts is as follows:


                                                          March 31, 1998                     December 31, 1997
                                                 --------------------------------    --------------------------------
                                                  Contracts to      Contracts to      Contracts to      Contracts to
                                                    Purchase            Sell             Purchase           Sell
                                                 ---------------    -------------    ---------------   --------------
              Derivatives:
                Futures contracts:
                  - Long-term interest rates    $    695,400,000     $129,600,000     $  759,600,000   $            0
                  - Short-term interest rates        568,200,000                0        485,700,000      437,100,000
                  - Currencies                                 0                0                  0                0
                  - Stock indices                  1,296,900,000                0         21,000,000       13,000,000
                  - Softs/Fibers                       5,000,000        1,500,000          2,500,000        1,000,000
                  - Grains                                     0        1,600,000                  0        2,200,000
                  - Meats                                      0          200,000                  0          400,000
                  - Metals                            25,600,000       28,900,000          2,800,000       32,400,000
                  - Energy                             9,000,000        7,200,000                  0       49,600,000

                Forward contracts:
                  - Currencies                       507,800,000      737,900,000        284,900,000      472,800,000
                                                 ---------------    -------------    ---------------   --------------

                                                 $ 3,107,900,000    $ 906,900,000    $ 1,556,500,000   $1,008,500,000
                                                 ===============    =============    ===============   ==============

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The Statement of Financial Condition as of March 31, 1998, the Statements of Operations for the three months ended March 31,1998 and 1997, the Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and the Statements of Changes in Partners' Capital (Net Asset Value) for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997.

Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $220,454,819 have been accepted during the continuing offering period as of April 1, 1998. Redemptions over the same time period total $33,237,127. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The return for the three months ending March 31, 1998 and 1997 was 4.52% and 4.01%, respectively. The 4.52% increase was the result of an approximate 6.22% increase due to trading gains (before commissions) and an approximate 1.22% increase due to interest income, offset by an approximate 2.92% decrease as the result of brokerage fees, performance fees and operating costs borne by the Fund.

1998 began with positive performance being achieved in the interest rates, stock indices, and the energy sectors. In January the interest rates were the most profitable sector, with the deflationary implications of the Asian financial crisis continuing to push U.S. and European yields lower. February was a month of major trend tansition. The significant losses in the currencies and cross rates pulled returns down, most of which was attributable to the Japanese yen outrights, and the crosses of the yen against the other major currencies. Currencies bounced back in March, and left us with respectable results for the first quarter 1998. As long as the economy drifts, Japanese interest rates will remain low, and these low rates, combined with the deregulation of the financial markets have finally pushed the yen decisively lower. Stock indices were also positive in March, as world equity markets continued their seemingly endless ascent.

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

                 CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                     (Registrant)

                          By:     Campbell & Company, Inc.
                                  General Partner


Date: May 7, 1998         By:      /s/Theresa D. Livesey
                                  ------------------------------------------
                                  Theresa D. Livesey
                                  Chief Financial Officer/Treasurer/Director