Form 10-Q
period 1998-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1998-08-07
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                              -------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------
Commission File number:           0-22260
                       ------------------------------------------------------


                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


              Delaware                               52-1823554
    -------------------------------     ---------------------------------------
          (State of Organization)        (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                  21204
-----------------------------------                ----------
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

                          Yes [ X ]         No [   ]

                          Total number of Pages:  16
                                                 ----

                         PART I - FINANCIAL INFORMATION


Item 1.              Financial Statements
-------              --------------------
The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

           Statements of Financial Condition as of June 30, 1998 and
               December 31, 1997

           Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and 1997

           Statements of Cash Flows for the Six Months Ended
               June 30, 1998 and 1997

           Statements of Changes in Partners' Capital for the Six Months Ended
               June 30, 1998 and 1997

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 1998 (Unaudited) and December 31, 1997 (Audited)


                                                                    June 30,              December 31,
                                                                      1998                   1997
                                                              ---------------            ---------------
ASSETS
      Equity in broker trading accounts
         Cash                                                 $     5,877,349              $  17,401,415
         United States government securities                      156,970,085                 37,851,369
         Unrealized gain on open futures contracts                  5,192,150                  8,567,066
                                                              ---------------            ---------------

                    Deposits with broker                          168,039,584                 63,819,850

      Cash and cash equivalents                                    12,134,380                 27,976,771
      United States government securities                          94,181,587                127,278,890
      Unrealized gain (loss) on open forward contracts             (2,050,677)                 1,328,130
                                                              ---------------            ---------------

                    Total assets                                 $272,304,874               $220,403,641
                                                              ===============            ===============

LIABILITIES
      Accounts payable                                        $       104,677            $       165,183
      Brokerage fee                                                 1,686,487                  1,354,551
      Performance fee                                                     -0-                  2,537,134
      Offering costs payable                                          154,545                    122,785
      Redemptions payable                                           2,190,981                  2,629,164
      Subscription deposits                                           192,223                    885,105
                                                              ---------------            ---------------

                    Total liabilities                               4,328,913                  7,693,922
                                                              ---------------            ---------------

PARTNERS' CAPITAL (NET ASSET VALUE)
      General Partner - 1,847.357 and 1,473.323 units
         outstanding at June 30, 1998 and                           2,753,361                  2,135,788
         December 31,1997
      Limited Partners - 177,949.940 and 145,259.520 units
         outstanding at June 30, 1998 and
         December 31, 1997                                        265,222,600                210,573,931
                                                              ---------------            ---------------

                    Total partners' capital
                       (Net Asset Value)                          267,975,961                212,709,719
                                                              ---------------            ---------------

                                                                 $272,304,874               $220,403,641
                                                              ===============            ===============



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                       For the Three Months and Six Months
                          Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                              June 30,
                                                     1998               1997                1998              1997
                                                     ----               ----                ----              ----
INCOME
      Trading gains (losses)
         Realized                             $ 7,247,098      $  (3,515,401)        $ 19,564,235         $ 5,189,644
         Change in unrealized                  (8,480,205)          (657,862)          (6,753,723)         (3,080,032)
                                              -----------      -------------          -----------         -----------

                Gain from trading              (1,233,107)        (4,173,263)          12,810,512           2,109,612

      Interest income                           3,136,981          1,880,616            6,051,638           3,287,765
                                              -----------      -------------          -----------         -----------
                Total income                    1,903,874         (2,292,647)          18,862,150           5,397,377
                                              -----------      -------------         ------------           ---------

EXPENSES
      Brokerage fee                             4,813,804          2,719,362            9,212,899           5,137,465
      Performance fee                                   0                  0            1,831,739             816,384
      Operating expenses                          117,023            100,578              240,150             202,413
                                              -----------      -------------          -----------         -----------

                Total expenses                  4,930,827          2,819,940           11,284,788           6,156,262
                                              -----------        -----------           ----------          ----------

                NET INCOME (LOSS)             $(3,026,953)       $(5,112,587)         $ 7,577,362         $  (758,885)
                                             ============       ============          ===========        ============
NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
      (based on weighted average
      number of units outstanding
      during the period)                     $     (17.78)      $     (47.57)         $     46.99        $      (7.71)
                                             ============       ============          ===========        ============

INCREASE (DECREASE) IN NET
ASSET VALUE PER GENERAL
AND LIMITED PARTNER UNIT                  $        (24.77)    $       (54.02)       $       40.79      $        (3.15)
                                          ===============     ==============        =============      ==============

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                            1998                  1997
                                                                                            -----                -----

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income (loss)                                                                  $    7,577,362         $    (758,885)
           Adjustments to reconcile net income (loss) to net cash from operating activities
                  Net change in unrealized                                                 6,753,723             3,080,032
                  Increase (decrease) in accounts payable and accrued expenses            (2,265,704)           (1,814,925)
                                                                                        ------------         -------------

                                  Net cash from (for) operating activities               (86,021,413)              506,222
                                                                                        ------------         -------------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
   Net (purchases) maturities of investments in United States government
           and agency securities                                                         (86,021,413)          (54,748,059)
                                                                                        ------------         -------------
                                  Net cash from (for) investing activities               (86,021,413)          (54,748,059)
                                                                                        ------------         -------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                                      57,786,355            45,338,293
   Increase (decrease) in subscription deposits                                             (692,882)              373,414
   Redemption of units                                                                    (9,220,782)           (2,603,329)
   Decrease in redemptions payable                                                          (438,183)             (190,834)
   Offering costs charged                                                                   (876,693)             (490,382)
   Increase in offering costs payable                                                         31,760                32,570
                                                                                       -------------        --------------
                                  Net cash from financing activities                      46,589,575            42,459,732
                                                                                       -------------        --------------
Net decrease in cash and cash equivalents                                                (27,366,457)          (11,782,105)


CASH AND CASH EQUIVALENTS
   Beginning of period                                                                    45,378,186            62,885,065
                                                                                       -------------        --------------

   End of period                                                                         $18,011,729           $51,102,960
                                                                                         ===========           ===========

End of period cash & cash equivalents consist of:
   Cash in broker trading accounts                                                         5,877,349             5,525,641
   Cash and cash equivalents                                                              12,134,380            45,577,319
                                                                                        ------------            ----------

           Total end of period cash and cash equivalents.                                 18,011,729            51,102,960
                                                                                         ===========           ===========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                     Partners' Capital
                                      -------------------------------------------------------------------------------------------
                                             General                      Limited                             Total
                                      ----------------------    -------------------------------   -------------------------------
                                      Units         Amount         Units           Amount            Units          Amount
                                      -----         ------         -----           ------            -----          ------
SIX MONTHS ENDED
 JUNE 30, 1998
Balances at
    December 31, 1997              1,473.323      $2,135,788     145,259.520       $210,573,931       146,732.843    $212,709,719

Additions                            374.034         550,000      38,951.755         57,236,355        39,325.789      57,786,355

Net income for the six months
    ended June 30, 1998                               76,477                          7,500,885                         7,577,362

Redemptions                            0.000               0      (6,261.335)        (9,220,782)       (6,261.335)     (9,220,782)

Offering costs                                        (8,904)                          (867,789)                         (876,693)
                                   ---------    ------------   -------------       ------------       -----------    ------------

Balances at
    June 30, 1998                  1,847.357      $2,753,361     177,949.940       $265,222,600       179,797.297    $267,975,961
                                   =========    ============   =============       ============       ===========    ============

SIX MONTHS ENDED
 JUNE 30, 1997
Balances at
    December 31, 1996                885.938    $  1,123,514      84,069.060       $106,613,289        84,954.998    $107,736,803

Additions                            333.167         430,000      34,718.090         44,908,293        35,051.257      45,338,293

Net loss for the six months
    ended June 30, 1997                               (6,367)                          (752,518)                         (758,885)

Redemptions                            0.000               0      (2,044.735)        (2,603,329)       (2,044.735)     (2,603,329)

Offering costs                                        (4,968)                          (485,414)                         (490,382)
                                   ---------    ------------   -------------       ------------       -----------    ------------

Balances at
    June 30, 1997                  1,219.105    $  1,542,179   1,116,742.415       $147,680,321       117,961.520    $149,222,500
                                   =========    ============   =============       ============       ===========    ============


                                                                    Net Asset Value Per Unit
                                                  ----------------------------------------------------------------
                                                      June 30,     December 31,       June 30,        December 31,
                                                       1998           1997             1997              1996
                                                   ----------       --------          -------         -----------
                                                 $ 1,490.43      $ 1,449.64         $ 1,265.01        $ 1,268.16
                                                  ==========      ==========         ==========        ==========

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F.  Offering Costs
             The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $6,336,817 through June 30, 1998, $2,952,338 of which has already been reimbursed to the General Partner by the Partnership. At June 30, 1998, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $154,545. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 2.      GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

             The Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainer of the brokerage fee (0.7%) is paid directly to the broker. During the six months ended June 30, 1998 and 1997, the amounts paid directly to the broker amounted to $837,536 and $642,183 respectively.

             The General Partner is also paid a quarterly performance fee of 20% of the Partnership's aggregate cumulative appreciation in the Net Assets Value per Unit, exclusive of appreciation attributable to interest income.

Note 3.      DEPOSITS WITH BROKER

             The Partnership deposits funds with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

Note 4.      OPERATING EXPENSES

             Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% (annualized) for the six months ended June 30, 1998 and 1997.

Note 5.      SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

             Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of June 30, 1998 and December 31, 1997 amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $192,223 and $885,105, respectively.

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

             The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 1998 and December 31, 1997 was $251,151,672 and $110,574,485, respectively, which equals 94% and 52% of the Fund's Net Assets, respectively.

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

             The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the six months ended June 30,1998 and 1997 was approximately $6,417,438 and $1,532,091, respectively and the related fair

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.      TRADING ACTIVITIES AND RELATED  RISKS (CONTINUED)

             values as of June 30, 1998 and December 31, 1997 are approximately $3,141,000 and $9,895,000, respectively.

             Net trading results from derivatives are reflected in the statement of operations and equal gain from trading less the portion of the brokerage fee paid directly to the broker. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

             Open contracts generally mature within three months; the latest maturity date for open contracts as of June 30, 1998 is September 1998. However, the Partnership intends to close all contracts prior to maturity. At June 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                                         June 30, 1998                              December 31, 1997
                                               ----------------------------------         -----------------------------------
                                               Contracts to          Contracts to         Contracts to           Contracts to
                                                 Purchase               Sell                Purchase                Sell
                                               --------------     ---------------         --------------         ------------
Derivatives:
   Futures contracts:
     -  Long-term interest rates              $   963,300,000     $    79,400,000         $  759,600,000     $              0
     -  Short-term interest rates                           0         454,500,000            485,700,000          437,100,000
     -  Stock indices                              61,900,000          29,300,000             21,000,000           13,000,000
     -  Softs/Fibers                                4,400,000           2,300,000              2,500,000            1,000,000
     -  Grains                                     33,000,000           2,800,000                      0            2,200,000
     -  Meats                                         900,000                   0                      0              400,000
     -  Metals                                              0          28,400,000              2,800,000           32,400,000
     -  Energy                                     10,400,000          46,400,000                      0           49,600,000

   Forward contracts:
     -  Currencies                                694,100,000         877,800,000            284,900,000          472,800,000
                                              ---------------     ---------------        ---------------      ---------------

                                               $1,768,000,000    $  1,520,900,000       $  1,556,500,000       $1,008,500,000
                                               ==============    ================       ================       ==============

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7.      INTERIM FINANCIAL STATEMENTS

             The Statement of Financial Condition as of June 30, 1998, the Statements of Operations for the three months and six months ended June 30, 1998 and 1997, the Statements of Cash Flows for the six months ended June 30, 1998 and 1997 and the Statements of Changes in Partners' Capital (Net Asset Value) for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1998 and the results of operations for the three months and six months ended June 30, 1998 and 1997.

Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $248,646,560 have been accepted during the continuing offering period as of July 1, 1998. Redemptions over the same time period total $39,176,329. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The return for the six months ending June 30, 1998 and 1997 was 2.81% and (.25)%, respectively. The 2.81% increase was the result of an approximate 4.91% increase due to trading gains (before commissions) and an approximate 2.29% increase due to interest income, offset by an approximate 4.39% decrease as the result of brokerage fees, performance fees and operating costs borne by the Fund.

1998 began with positive performance being achieved in the interest rates, stock indices, and energy sectors. In January the interest rates were the most profitable sector, with the deflationary implications of the Asian financial crisis continuing to push U.S. and European yields lower. February was a month of major trend transition. The significant losses in the currencies and cross rates pulled returns down, most of which was attributable to the positions held outright in Japanese Yen and Yen cross positions held against the other major currencies. Currencies bounced back in March, and left us with respectable results for the first quarter 1998. Stock indices were also positive in March, as world equity markets continued their seemingly endless ascent.

April was a month in which most market sectors performed poorly. The only sector to finish on a positive note was the stock indices sector, where continued strong economic growth and the perception of low or non-existent inflation pushed U.S. and European stock indices to new highs. May resulted in a continuing decline in Yen against the U.S. and European currencies. Long term interest rate instruments moved higher, as Japan tried to re-float its economy by lowering interest rates even further. The winning sector for the month of June was foreign exchange, with profits being realized in Japanese Yen, Malaysian Ringgitt, and South African Rand. A combination of excess production, and declining Asian demand for crude oil pushed crude prices lower during the first half of June, but the announcement of further cuts by OPEC producers caused a sharp short covering rally in the middle of the month. On balance we were modestly short the energy sector during June, and realized small gains overall.

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


                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                              (Registrant)

                              By:  Campbell & Company, Inc.
                                   General Partner


Date: August 3, 1998          By:  /s/Theresa D. Livesey
                                   -----------------------
                                   Theresa D. Livesey
                                   Chief Financial Officer/Treasurer/Director