Form 10-Q
period 1998-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1998-11-10
CIK 910467

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               -------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission File number:           0-22260
                        -----------------------------------------------------


                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                       52-1823554
-------------------------------------       ------------------------------------
    (State of Organization)                 (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                         21204
------------------------------------------       -------------------------------
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

                  Yes [ X ]         No [   ]

                           Total number of Pages:  17
                                                  ---

                         PART I - FINANCIAL INFORMATION


Item 1.          Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of September 30, 1998 and
             December 31, 1997

         Statements of Operations for the Three Months and Nine Months Ended September 30, 1998 and 1997

         Statements of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1997

         Statements of Changes in Partners' Capital for the Nine Months Ended
             September 30, 1998 and 1997

                  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                      STATEMENTS OF FINANCIAL CONDITION
       September 30, 1998 (Unaudited) and December 31, 1997 (Audited)

                                                                           September 30,            December 31,
                                                                                1998                    1997
                                                                           -------------            ------------
ASSETS
    Equity in broker trading accounts
       Cash                                                                 $ 13,587,364            $ 17,401,415
       United States government securities                                   161,698,140              37,851,369
       Unrealized gain on open futures contracts                              31,001,809               8,567,066
                                                                            ------------            ------------

                Deposits with broker                                         206,287,313              63,819,850

    Cash and cash equivalents                                                 42,937,986              27,976,771
    United States government securities                                       61,431,244             127,278,890
    Unrealized gain on open forward contracts                                    561,301               1,328,130
                                                                            ------------            ------------

                Total assets                                                $311,217,844            $220,403,641
                                                                            ============            ============

LIABILITIES
    Accounts payable                                                        $    151,885            $    165,183
    Brokerage fee                                                              1,951,184               1,354,551
    Performance fee                                                            2,433,709               2,537,134
    Offering costs payable                                                       172,294                 122,785
    Redemptions payable                                                        3,282,135               2,629,164
    Subscription deposits                                                          5,001                 885,105
                                                                            ------------            ------------

                Total liabilities                                              7,996,208               7,693,922
                                                                            ------------            ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 1,976.528 and 1,473.323 units
       outstanding at September 30, 1998 and                                   3,172,426               2,135,788
       December 31,1997
    Limited Partners - 186,940.231 and 145,259.520 units
       outstanding at September 30, 1998 and
       December 31, 1997                                                     300,049,210             210,573,931
                                                                            ------------            ------------

                Total partners' capital
                  (Net Asset Value)                                          303,221,636             212,709,719
                                                                            ------------            ------------

                                                                            $311,217,844            $220,403,641
                                                                            ============            ============


                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                       Ended September 30, 1998 and 1997
                                  (Unaudited)


                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                    1998            1997              1998              1997
                                                    ----            ----              ----              ----
INCOME
    Futures trading gains (losses)
       Realized                                  $10,678,426      $ 7,681,453    $ 26,666,162        $ 6,601,257
       Change in unrealized                       25,809,659        5,578,925      22,434,743          7,394,147
                                                 -----------      -----------    ------------        -----------

             Gain from futures trading            36,488,085       13,260,378      49,100,905         13,995,404

    Forward trading gains (losses)
       Realized                                 $(12,651,292)     $(2,519,055)    $(9,074,793)        $3,750,785
       Change in unrealized                        2,611,978        2,512,167        (766,829)        (2,383,087)
                                                 -----------      -----------    ------------        -----------

             Gain from forward trading           (10,039,314)          (6,888)     (9,841,622)         1,367,698

    Interest income                                3,538,612        2,202,151       9,590,250          5,489,916
                                                 -----------      -----------    ------------        -----------
             Total income                         29,987,383       15,455,641      48,849,533         20,853,018
                                                 -----------      -----------    ------------        -----------

EXPENSES
    Brokerage fee                                  5,478,314        3,334,265      14,691,213          8,471,730
    Performance fee                                2,440,760          190,283       4,272,499          1,006,667
    Operating expenses                               123,473           81,110         363,623            283,523
                                                 -----------      -----------    ------------        -----------

             Total expenses                        8,042,547        3,605,658      19,327,335          9,761,920
                                                 -----------      -----------    ------------        -----------

             NET INCOME                          $21,944,836      $11,849,983    $ 29,522,198        $11,091,098
                                                 ===========      ===========    ============        ===========

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
    (based on weighted average
    number of units outstanding
    during the period)                           $    119.62      $     95.36    $     116.69        $    103.66
                                                 ===========      ===========    ============        ===========

INCREASE (DECREASE) IN NET
ASSET VALUE PER GENERAL
AND LIMITED PARTNER UNIT                         $    114.62      $     95.50    $      95.50        $     92.35
                                                 ===========      ===========    ============        ===========



                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                           1998              1997
                                                                                           -----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                                        $   29,522,198         $11,091,098
  Adjustments to reconcile net income to net cash from
     operating activities
        Net change in unrealized                                                       (21,667,914)         (5,011,060)
        Increase (decrease) in accounts payable and accrued expenses                       479,910          (1,418,336)
  Net (purchases) maturities of investments in United
     States government and agency securities                                           (57,999,125)        (52,555,130)
                                                                                       -----------         -----------
                 Net cash from (for) operating activities                              (49,664,931)        (47,893,428)
                                                                                       -----------         -----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                                     79,121,049          71,473,031
  Increase (decrease) in subscription deposits                                            (880,104)            424,279
  Redemption of units                                                                  (16,737,755)         (4,683,099)
  Increase in redemptions payable                                                          652,971              21,671
  Offering costs charged                                                                (1,393,575)           (804,095)
  Increase in offering costs payable                                                        49,509              47,944
                                                                                       -----------         -----------
                 Net cash from financing activities                                     60,812,095          66,479,731
                                                                                       -----------         -----------

Net increase in cash and cash equivalents                                               11,147,164          18,586,303
CASH AND CASH EQUIVALENTS
  Beginning of period                                                                   45,378,186          62,885,065
                                                                                       -----------         -----------

  End of period                                                                        $56,525,350         $81,471,368
                                                                                       ===========         ===========

End of period cash & cash equivalents consist of:
  Cash in broker trading accounts                                                       13,587,364          15,174,547
  Cash and cash equivalents                                                             42,937,986          66,296,821
                                                                                       -----------         -----------

     Total end of period cash and cash equivalents.                                     56,525,350          81,471,368
                                                                                       ===========         ===========

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                                    Partners' Capital
                                     ---------------------------------------------------------------------------------
                                          General                        Limited                        Total
                                     ---------------------     -------------------------     -------------------------
                                     Units          Amount         Units          Amount          Units         Amount
                                     -----          ------         -----          ------          -----         ------
NINE MONTHS ENDED
 SEPTEMBER 30, 1998
Balances at
   December 31, 1997               1,473.323    $2,135,788     145,259.520   $210,573,931   146,732.843    $212,709,719

Additions                            503.205       750,000      52,812.331     78,371,049    53,315.536      79,121,049

Net income for the nine months
   ended September 30, 1998                        300,849                     29,221,349                    29,522,198

Redemptions                            0.000             0      (11,131.62)   (16,737,755)   (11,131.62)    (16,737,755)

Offering costs                                     (14,211)                    (1,379,364)                   (1,393,575)
                                   ---------    ----------     -----------   ------------   -----------    ------------
Balances at
 September 30, 1998                1,976.528    $3,172,426     186,940.231   $300,049,210   188,916.759    $303,221,636
                                   =========    ==========     ===========   ============   ===========    ============

NINE MONTHS ENDED
 SEPTEMBER 30, 1997
Balances at
   December 31, 1996                 885.938   $ 1,123,514      84,069.060   $106,613,289    84,954.998    $107,736,803

Additions                            480.775       630,000       53,996.40     70,843,031    54,477.175      71,473,031

Net income for the nine months
   ended September 30, 1997                        114,114                     10,976,984                    11,091,098

Redemptions                            0.000             0      (3,591.010)    (4,683,099)   (3,591.010)     (4,683,099)

Offering costs                                      (8,201)                      (795,894)                     (804,095)
                                   ---------    ----------     -----------   ------------   -----------    ------------

Balances at
 September 30, 1997                1,366.713   $ 1,859,427     134,474.450   $182,954,311   135,841.163    $184,813,738
                                   =========   ===========     ===========   ============   ===========    ============



                                                            Net Asset Value Per Unit
                                 --------------------------------------------------------------------------
                                 September 30,        December 31,        September 30,        December 31,
                                     1998                 1997                1997                 1996
                                 ------------         -----------          -----------         -----------
                                 $   1,605.05         $  1,449.64          $  1,360.51         $  1,268.16
                                 ============         ===========          ===========         ===========

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

             C. Method of Reporting

                The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gain or losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities are stated at market value.

                For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             F. Offering Costs

                The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $6,924,926 through September 30, 1998, $3,451,471 of which has already been reimbursed to the General Partner by the Partnership. At September 30, 1998, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $172,294. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by a pay-out schedule over 30 months. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments and the Partnership will have no further obligation to the General Partner.

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

             H. Reclassification

                Certain amounts in the 1997 financial statements were reclassified to conform with the 1998 presentation.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 2.      GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

             The Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the nine months ended September 30, 1998 and 1997, the amounts paid directly to the broker amounted to $1,335,565 and $1,019,762 respectively.

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

Note 4.      OPERATING EXPENSES

             Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% (annualized) for the nine months ended September 30, 1998 and 1997.

Note 5.      SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

             Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of September 30, 1998 and December 31, 1997 amounts received by the Partnership by prospective limited partners who have not yet been admitted to the Partnership by the General Partner amount to $5,001 and $885,105, respectively.

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

             The amount of required margin and good faith deposits with brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 1998 and December 31, 1997 was $223,129,384 and $110,574,485, respectively, which equals 74% and 52% of the Fund's Net Assets, respectively.

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

             The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the nine months ended September 30,1998 and 1997 and the related fair values as of September 30, 1998 and December 31, 1997 are as follows:

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 6.      TRADING ACTIVITIES AND RELATED  RISKS (CONTINUED)


                                                Average Fair Value For                   Fair Value as of
                                        ------------------------------------   ------------------------------------
                                           Nine Months Ended September 30,       September 30,         December 31,
                                        ------------------------------------   ------------------------------------
                                           1998                    1997              1998                  1997
                                        --------------        --------------   ---------------       --------------
             Futures Contracts            $10,357,000          $3,391,000        $31,002,000            $8,567,000
             Forward Contract                (757,000)           (265,000)           561,300             1,328,000


             Net trading results from futures contracts are reflected in the statement of operations and equal gain from commodities trading less the portion of the brokerage fee paid directly to the broker net trading results from forward contracts are reflected in the statement of operations as gain from other trading. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

             Open contracts generally mature within three months; as of September 30, 1998 the latest maturity date for both open futures and forward contracts is February 1999. However, the Partnership intends to close all contracts prior to maturity. At September 30, 1998 and December 31, 1997, the notional amount of open contracts is as follows:

                                                September 30, 1998                      December 31, 1997
                                         ---------------------------------     ----------------------------------
                                         Contracts to       Contracts to        Contracts to       Contracts to
                                           Purchase             Sell               Purchase            Sell
                                        ---------------   ----------------     ----------------   ---------------
   Derivatives:
     Futures contracts (exchange traded):
       - Long-term interest rates          $1,133,800,000 $              0      $ 759,600,000     $          0
       - Short-term interest rates            356,100,000                0        485,700,000      437,100,000
       - Stock indices                                  0       70,200,000         21,000,000       13,000,000
       - Softs/Fibers                                   0        3,400,000          2,500,000        1,000,000
       - Grains                                    20,000       34,500,000                  0        2,200,000
       - Meats                                          0          200,000                  0          400,000
       - Metals                                21,800,000       33,000,000          2,800,000       32,400,000
       - Energy                                48,700,000                0                  0       49,600,000

     Forward contracts
     (non-exchange traded):
       - Currencies                         1,184,600,000      889,100,000        284,900,000      472,800,000
                                           --------------  ---------------    ---------------   --------------
                                           $2,745,020,000  $ 1,030,400,000    $ 1,556,500,000   $1,008,500,000
                                           ==============  ===============    ===============   ==============

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

Note 7.        INTERIM FINANCIAL STATEMENTS

               The Statement of Financial Condition as of September 30, 1998, the Statements of Operations for the three months and nine months ended September 30, 1998 and 1997, the Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and the Statements of Changes in Partners' Capital (Net Asset Value) for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998 and 1997.

Item 2.        Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interests commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $269,981,254 have been accepted during the continuing offering period as of October 1, 1998. Redemptions over the same time period total $46,693,302. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The return for the nine months ending September 30, 1998 and 1997 was 10.72% and 7.28%, respectively. The 10.72% increase was the result of an approximate 15.39% increase due to trading gains (before commissions) and an approximate 3.47% increase was due to interest income, offset by an approximate 8.14% decrease as the result of brokerage fees, performance fees and operating costs borne by the Fund. An analysis of the components of the 15.39% trading gains by sector is as follows:


Sector                                    % Gain (Loss)
--------------                            ----------------
 Interest Rates                               19.36%
 Stock Indices                                 3.05
 Currencies                                   (4.10)
 Metals                                       (1.87)
 Agriculturals                                (0.66)
 Energy                                       (0.39)
                                              ------
                                              15.39%
                                              ======


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

July was an unusual month in that the moderate negative result was broadly dispersed over almost every market sector. Stock Indices such as the S&P and Nikkei had substantial negative results in July. With the situations in Asia and Russia worsening, many global capital markets experienced a "flight to safety" during August, as investors sold equities and bought government bonds. In August virtually all of our returns for the month came from global interest rates sector. All other sectors showed small gains and losses, which were largely offsetting. In September the interest rates sector returns dominated again. Our global bond positions did very well, and our shorter-term interest rate positions also contributed.

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

In addition to market risk, in entering into futures and forward contracts there is a risk to the Fund (credit risk) that a counterparty will not be able to meet its obligations to the Fund. The counterparty of the Fund for futures contracts traded in the United States and most foreign exchanges on which the Fund trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Fund trades on exchanges where the clearinghouse is not backed by the membership (i.e. some foreign exchanges) or when the Fund enters into off-exchange contracts (i.e. forward contracts) with a counterparty, the sole recourse of the Fund will be the clearinghouse or the counterparty as the case may be. Campbell & Company, Inc., in its business as a commodity-trading advisor and through its many relationships with brokers, monitors the creditworthiness of the exchanges and the clearing members of the foreign exchanges with which it does business for the Fund and other clients. With respect to forward contract trading, the Fund trades with only those counterparties which the General Partner has determined to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. While the General Partner monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Fund.

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


                           CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                             (Registrant)

                                 By: Campbell & Company, Inc.
                                     General Partner


Date:November 10, 1998           By: /s/Theresa D. Livesey
                                     -------------------------------------------
                                     Theresa D. Livesey
                                     Chief Financial Officer/Treasurer/Director