Form 10-K405
period 1998-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1999-03-29
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (Mark One)             FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                  For the Fiscal Year Ended December 31, 1998
                       Commission File Number 0-22260 and
                                    2-84126

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from             to
                                           -----------    ----------

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                    52-1823554
-------------------------------------     --------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

     210 W. PENNSYLVANIA AVENUE
         BALTIMORE, MARYLAND                              21204
-------------------------------------     --------------------------------------

      Registrant's telephone number, including area code: (410)  296-3301
                                                          ---------------

        Securities registered pursuant to Section 12 (b) of the Act: NONE
                                                                     ----

          Securities registered pursuant to Section 12 (g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X     No
                                     -------     -------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant has no voting stock. As of December 31, 1998 there were 204,942.359 Units of Limited Partnership Interest issued and outstanding.

Total number of pages 31. Consecutive page numbers on which exhibits commence:
31.
---

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated February 1, 1999 included within the Registration Statement of Form S-1 (File No. 333-68431), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.           BUSINESS

         Campbell Strategic Allocation Fund, L.P. (the "Registrant" or the "Fund") is a limited partnership which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to buy, hold and trade in commodity futures and options contracts and other commodity interests, with primary emphasis on financial futures (including interest rates, foreign exchange and stock indices) and metals and energy contracts, and with limited allocations to grains, meats and softs contracts. The objective is appreciation of assets through speculative trading. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $440,000,000 through March 1999. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

         A total of $317,960,788 has been raised in the initial and continuing offering periods through December 31, 1998.

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

REGULATION

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the 'CFTC"). The National Futures Association ("NFA'), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors" such as Campbell & Company and commodity brokers or "futures commission merchants" such as the Registrant's commodity broker to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant's commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company's registration be suspended, termination of the Registrant might result.

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

OPERATIONS

         A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face, " "Investment Factors," "Campbell & Company, Inc.," "Conflicts of Interest," and "The Futures and Forward Markets," and such description is incorporated herein by reference from the Prospectus.

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

         The Registrant engages in financial instrument trading in up to approximately 60 financial instrument contracts on domestic and international markets. Campbell & Company utilizes its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Large Portfolio (25% allocation) in trading the Registrant's assets. As of February, 1999, the Fund's assets are allocated to the different market sectors in approximately the following manner: 40% to currencies, 30% to interest rates, 16% to stock indices, 9% to energy products, 3% to metals and 2% to agricultural. The contracts traded by the Registrant will fluctuate from time to time

         The Registrant may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1998, there were 11,274 Limited Partners in the Registrant and 204,942.359 Units of Limited Partnership Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.           SELECTED FINANCIAL DATA

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS

                                                     For the Year Ended December 31,
                                                     -------------------------------        Period Ended
                                         1998          1997        1996         1995      December 31, 1994
                                       ---------    ---------    ---------    ---------   ------------------
Total Assets .....................     $350,791     $220,404     $111,367     $ 46,492       $ 21,066
Total Partners' Capital ..........      343,957      212,710      107,737       45,074         20,599
Total Income (Loss) ..............       68,510       40,234       26,624        6,201         (1,215)
Net Income (Loss) ................       40,695       24,011       19,058        3,509         (2,236)
Net Income (Loss) Per General
     and Limited Partner Unit ....       232.33       208.78       327.00       103.74        (133.42)
Increase (Decrease) in Net Asset
Value per General and Limited
     Partner Unit ................       211.67       181.48       296.12        88.27        (116.23)

         NOTE: The Fund commenced trading in April 1994; financial information is provided since that inception date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The offering of its Units of Limited Partnership Interests commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

CAPITAL RESOURCES

         The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the

Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

         Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

         The returns for the years ended December 31, 1998 and 1997 were 14.60% and 14.31%, respectively. For 1998, the majority of the 14.60% increase in net asset value per unit occurred in the second half of the year, when approximately 77% of the total trading gains for the year were posted. Of the 14.60% increase, approximately 20.88% was due to trading gains (before commissions) and approximately 4.81% was due to interest income, offset by approximately 11.09% in brokerage fees, performance fees and operating costs borne by the Fund. An analysis of the 20.88% trading gains by sector is as follows:

SECTOR                        % GAIN (LOSS)
------                        -------------
Interest Rates                    18.46%

Stock Indices                      2.03

Currencies                         2.41

Metals                             (.11)

Agriculturals                      (.62)

Energy                            (1.29)
                                  -----

                                  20.88%
                                  =====

         1998 began with positive performance being achieved in the interest rates, stock indices and energy sectors. In January the interest rates were the most profitable sector, with the deflationary implications of the Asian financial crisis continuing to push U.S. and European yields lower. February was a month of major trend transition. The significant losses in the currencies and cross rates pulled returns down, most of which was attributable to the positions held outright in Japanese yen and yen cross positions held against the other major currencies. Currencies bounced back in March and stock indices were also positive in March, as world equity markets continued their seemingly endless ascent.

         April was a month in which most market sectors performed poorly. The only sector to finish on a positive note was the stock indices sector, where continued strong economic growth and the perception of low or non-existent inflation pushed U.S. and European stock indices to new highs. May resulted in a continuing decline in yen against the U.S. and European currencies. Long-term interest rate instruments moved higher, as Japan tried to re-float its economy by lowering interest rates even further. The winning sector for the month of June was foreign exchange, with profits being realized in Japanese yen, Malaysian ringgitt and South African rand. A combination of excess production and declining Asian demand for crude oil pushed crude prices lower during the first half of June, but the announcement of further cuts by OPEC producers caused a sharp short covering rally in the middle of the month. The Fund was modestly short the energy sector during June, and realized small gains overall.

         July was an unusual month in that the moderate negative result was broadly dispersed over almost every market sector. Stock indices such as the S&P and Nikkei had substantial negative results in July. With the situations in Asia and Russia worsening, many global capital markets experienced a "flight to safety" during August, as investors sold equities and bought government bonds. In August virtually all returns for the month came from the global interest rates sector. All other sectors showed small gains and losses, which were largely offsetting. In September the interest rates sector returns dominated again. The Fund's global bond positions did very well, and shorter-term interest rate positions also contributed.

         In early October the Fed-led bail out of LTCM had a profound effect on the currency and interest rate markets. Fears that other hedge funds had similar exposure prompted banks and investment houses to reduce credit lines aggressively. The shift of investment priority from profit potential to capital preservation created severe market dislocations, as many large positions were unwound. We recorded slight losses in the long term interest rate sector , as long-term interest rate instruments were initially bid to record highs, and then collapsed. Currencies were the big winner for the month with the majority of the gains coming from the Japanese yen, Deutsche mark, and Swiss franc. November was a choppy month, with the exception of the energy complex, which trended sharply lower posting gains for the month. The currency sector was the biggest loser for the month. With the historic advent of the Euro closing in, and the uncertainty that such a momentous event creates, there was anticipation of illiquid and choppy currency markets through the end of the year. December was a relatively slow month, largely as a result of the market illiquidity. Global interest rates continued to decline except in the U.S. where bond prices weakened. The yen continued to strengthen against the U.S. dollar posting gains for the month. The strength of the yen was largely a result of the sharp increase in Japanese interest rates, and our short positions in the interest rate instruments benefited, although this was largely offset by losses in our U.S. interest rate positions.

1997

         For 1997, the majority of the 14.31% increase occurred in the second half of the year, when approximately 90% of the total trading gains for the year were posted. Unprecedented volatility in global equity markets provided good trading opportunities, particularly in the stock indices and interest rates futures. The long positions maintained in the S&P 500 Index and natural gas futures contracts proved to be the best performing markets for the year. Trading in the currencies sector also provided significant contributions to the positive performance. The Fund continued to benefit from new capital management strategies and more diverse portfolios. The 14.31% increase was the result of an approximate 19.22% increase due to trading gains (before commissions) and an approximate 4.76% increase due to interest income, offset by an approximate 9.67% decrease as a result of brokerage fees, performance fees and operating costs borne by the Fund. An analysis of the 19.22% trading gains by sector is as follows:

SECTOR                         % GAIN (LOSS)
------                         -------------
Interest Rates                     6.98%

Stock Indices                      6.58

Currencies                         5.64

Metals                             2.71

Energy                            (0.64)

Agriculturals                     (2.05)
                                  ------
                                  19.22%
                                  ======

POSSIBLE EFFECTS OF THE EUROPEAN MONETARY UNION

         Campbell & Company trades the euro-currency (the "Euro"). The January 1, 1999 inauguration of the Euro and the market's reaction to the Euro, or any nation's withdrawal from the European Monetary Union, may adversely affect the trading opportunities, or trading results generally, of currency traders. The absence of historical Euro pricing data could be detrimental to traders which use trend-following trading models such as Campbell & Company.

         The conversion to a single euro-currency is a very significant and novel political and economic event and there can be no certainty about its direct or indirect future effects on currency markets. Limited partners should be aware that a risk exists that unforeseen effects of the European Monetary Union could result in trading losses.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

         The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

         Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

         The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

Standard of Materiality

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.

QUANTIFYING THE FUND'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

         The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

         The Fund's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

         Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

         In the case of market sensitive instruments which are not exchange-traded (exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 1998, the Fund's total capitalization was approximately $344 million.

                    DECEMBER 31, 1998
                    -----------------

                                          % OF TOTAL
MARKET SECTOR        VALUE AT RISK        CAPITALIZATION
-------------        -------------        --------------
Currencies           $10.60 million            3.08%
Interest Rates       $ 6.95 million            2.02%
Stock Indices        $ 5.06 million            1.47%
Metals               $ 2.82 million             .82%
Energy               $ 1.81 million             .53%
Agriculturals        $  .38 million             .11%
                     --------------            -----

   Total             $27.62 million            8.03%
                     ==============            =====

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Fund -- give no indication of this "risk of ruin."

NON-TRADING RISK

         The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of the its available assets in U.S. Treasury Bills. The market risk represented by these investments is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

         The following were the primary trading risk exposures of the Fund as of December 31, 1998, by market sector.

Currencies

         Exchange rate risk is the principal market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisor's currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Fund in expressing Value at Risk in a functional currency other than dollars.

Interest Rates

         Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., Spain and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Fund were the medium- to long-term rates to remain steady.

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Australia, Hong Kong and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 1998, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and All Ordinaries (Australia) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Advisor does trade natural gas, oil is the dominant energy market exposure of the Fund. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's primary metals market exposure is to fluctuations in the price of aluminum, copper, gold and nickel. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. The General Partner anticipates that aluminum and copper will remain the primary metals market exposure for the Fund, although Metals as a sector represent less than 5% of the Fund's total portfolio.

Agriculturals

        The Fund's primary agricultural exposure is to softs and grains price movements, which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, coffee, cotton and orange juice accounted for the substantial bulk of the Fund's agricultural exposure as of December 31, 1998. The Fund also has limited market exposure to wheat and pork bellies and may continue to in the future.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of December 31, 1998.

Foreign Currency Balances

         The Fund's primary foreign currency balances are in Japanese yen, German marks, British pounds and Italian lira. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

Treasury Bill Positions

         The Fund's only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's Treasury Bills, although substantially all of these short-term investments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which the Fund and the Advisor, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. The Advisor applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, the Advisor follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

         The General Partner controls the risk of the Fund's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

GENERAL

         The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on commodity futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on Page 18 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

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

         Richard M. Bell, age 46, serves as a Senior Vice President-Trading. Mr. Bell began his employment with Campbell & Company in May, 1990. His duties include managing daily trade execution of the assets under Campbell & Company's management. From 1986 through 1990 Mr. Bell was the managing general partner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange (PHLX) and Philadelphia Board of Trade (PBOT). From 1975 through 1986, Mr. Bell was a stockholder and Executive Vice President of Tague Securities, Inc., a registered broker-dealer. Mr. Bell owns a seat on the PHLX and a Philadelphia Currency Participation, which are leased out. Mr. Bell graduated from Lehigh University with a B.S. in Finance.

         D. Keith Campbell, age 56, has served as Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1994 and Chief Executive Officer until January 1998. From 1971 through June 1978, he was a registered representative of a futures commission merchant. He has acted as a commodity trading advisor since January 1972 when, as general partner of Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of Campbell Fund. Since that time he has applied various technical trading systems to numerous discretionary commodity trading accounts in which Campbell & Company has had discretionary trading authority. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. He is an Associated Person of Campbell & Company.

         William C. Clarke III, age 47, joined Campbell & Company in June 1977. He is Executive Vice President-Research and a Director of Campbell & Company. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

         Bruce L. Cleland, age 51, joined Campbell & Company in January 1993. Mr. Cleland serves as President, Chief Executive Officer and as a Director. Prior to January 1994, he was Executive Vice President. From May 1986 through December 1992, Mr. Cleland served in the following principal roles with the following firms: President, Institutional Brokerage Corp., a floor broker; President, Institutional Advisory Corp., a commodity trading advisor and commodity pool operator; President, F&G Management, Inc., a commodity trading advisor; President, Hewlett Trading Corporation, a commodity pool operator. Prior to this Mr. Cleland was employed by Rudolf Wolff Futures, Inc., a futures clearing firm, where he served as President until 1986. Mr. Cleland graduated in 1969 from Victoria University in Wellington, New Zealand where he received a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

         Xiaohua Hu, 35, serves as a Vice President-Research. He has been employed by Campbell & Company since 1994 in the Research Department, where he has a major role in the ongoing research and development of Campbell & Company's trading systems. From 1992 to 1994 he was employed in Japan by Line System as a software engineer, where he participated in the research and development of computer software, including programs for production systems control and software development. Mr. Hu received his B.A. in Manufacturing Engineering from Changsha University of Technology in China in 1982. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan, in 1987 and 1992, respectively. During his studies at Toyohashi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers.

         Philip Lindner, 44, serves as Vice President-Information Technology. He has been employed by Campbell & Company since October 1994, became the IT Director in March 1996, and Vice President in January 1998. He oversees Campbell & Company's computer and telecommunications systems, including a staff of programmers that program proprietary applications for Campbell & Company's Trading, Fund Administration, and Accounting functions, and provide complete computer systems support to all Campbell & Company employees. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of race-track computer systems.

         James M. Little, age 52, joined Campbell & Company in April 1990 and serves as Executive Vice President-Marketing and as a Director of Campbell & Company. Immediately prior to that, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. For the three years prior to that he was the Chief Executive Officer of James Little & Associates, Inc., a registered commodity pool operator and registered broker-dealer. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. Mr. Little has extensive experience in the futures industry, having worked in the areas of hedging, floor trading and managed futures. He is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment publications. Mr. Little is an Associated Person of Campbell & Company.

         Theresa D. Livesey, age 35, serves as the Chief Financial Officer, Treasurer, Secretary and a Director of Campbell & Company. Ms. Livesey joined Campbell & Company in June 1991. In addition to her role as CFO, Ms. Livesey also oversees administration and compliance at Campbell & Company. From December 1987 to June 1991 she was employed by Bank Maryland Corp, a publicly-held company. When she left she was Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Livesey is a C.P.A. and has a B.S. in Accounting from the University of Delaware.

         V. Todd Miller, 37, serves as a Vice President-Research. He has been employed by Campbell & Company since 1994 in the Research Department, where he has a major role in the ongoing research and development of Campbell & Company's trading systems. From 1993 to 1994, Mr. Miller was an assistant professor in the department of Computer Information Science at the University of Florida, where he taught classes in object oriented programming, numerical analysis, and programming in C, C++ and LISP. Mr. Miller holds a variety of degrees from the University of Florida, beginning with an Associates' degree in architecture. He followed that in 1986 with a B.A. in Business with a concentration in computer science. In 1988 he received his M.A. in Engineering with a concentration in artificial intelligence. He completed his education in 1993 with a Ph.D. in Engineering with a concentration in computer simulation.

         Albert Nigrin, 37, serves as a Vice President-Research. He has been employed by Campbell & Company since 1995 in the Research Department, where he has a major role in the ongoing research and development of Campbell & Company's trading systems. From 1991 to 1995 Mr. Nigrin was an assistant professor in the department of Computer Science and Information Systems at American University in Washington, D.C., where he taught classes in artificial intelligence, computer programming and algorithms to both graduate and undergraduate students. While teaching, he also wrote and published a book with MIT Press, Neural Networks for Pattern Recognition. Mr. Nigrin received a B.A. in Electrical Engineering in 1984 from Drexel University. He then proceeded directly to a Ph.D. program and received his degree in Computer Science in 1990 from Duke University, where his doctoral studies concentrated in the areas of artificial intelligence and neural networks.

         Markus Rutishauser, 37, serves as Vice President-Trading, and has been employed by Campbell & Company since October 1993, with responsibility for day-to-day foreign exchange trading. Prior to joining Campbell & Company, Mr. Rutishauser worked two years at Maryland National Bank in Baltimore as an Assistant Vice President in Foreign Exchange trading. Prior to that, he was employed by Union Bank of Switzerland, spending four years in their Zurich office and another four years in their New York office, in the Foreign Exchange Department. Mr. Rutishauser graduated from the University of Fairfield with a degree in Finance. He subsequently completed his M.B.A. at the University of Baltimore in January 1996.

         C. Douglas York, 40, has been employed by Campbell & Company since November 1992. He is a Senior Vice President-Trading for Campbell & Company. His duties include managing daily trade execution for foreign exchange markets and forward contracts on precious metals and energy markets. From January 1991 to November 1992, Mr. York worked for Black & Decker as Global Foreign Exchange Manager. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1998, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 1998, Campbell & Company owned 2,096.643 Units of General Partnership Interest having a value of $3,483,174. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

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

                   (1) See Financial Statements beginning on page 18 hereof.

                   (2)      Schedules:

                            Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                   (3)      The exhibits listed in the "Index to Exhibits."

         (b)       Reports on Form 8-K

                   None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 26, 1999.

                                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                                   By:   CAMPBELL & COMPANY, INC.
                                   General Partner

                                   By:   /s/ Theresa D. Livesey
                                      -----------------------------
                                        Theresa D. Livesey
                                        Chief Financial Officer, Secretary,
                                        Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 26, 1999.

              Signature                            Capacity
              ---------                            --------
/s/ D. Keith Campbell
---------------------
D.Keith Campbell                                   Chairman of the Board

/s/ William C. Clarke, III
--------------------------
William C. Clarke, III                             Executive Vice President and Director

/s/ Bruce L. Cleland
--------------------
Bruce L. Cleland                                   President, Chief Executive Officer and Director

/s/ Theresa D. Livesey
----------------------
Theresa D. Livesey                                 Chief Financial Officer,  Secretary,
                                                   Treasurer and Director

/s/ James M. Little
-------------------
James M. Little                                    Executive Vice President and Director

                          CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                  ANNUAL REPORT

                                December 31, 1998

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P

                                      INDEX

                                                                        PAGES
                                                                        -----
INDEPENDENT AUDITOR'S REPORT                                              20

FINANCIAL STATEMENTS

Statements of Financial Condition

December 31, 1998 and 1997                                                21


Statements of Operations For  the Years
Ended December 31, 1998, 1997, and 1996                                   22


Statements of Cash Flows For the Years
Ended December 31, 1998, 1997, and 1996                                   23



Statements of Changes in Partners Capital (Net Asset Value)
For the years Ended December 31, 1998, 1997, and 1996                     24



Notes to Financial Statements                                            25-30

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 821-8000

                               FAX (410) 321-8359

Member:

American Institute of Certified Public Accountants                    Suite 200

   SEC Practice Section                                201 International Circle

Maryland Association of Certified
Public Accountants                                 Hunt Valley, Maryland  21030


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 1998 and 1997, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 1998 and 1997, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
January 19, 1999

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1998 and 1997

                                                                            1998                         1997
                                                                            ----                         ----
ASSETS
    Equity in broker trading accounts
       Cash                                                            $  88,830,060                $  17,401,415
       United States government securities                               114,491,286                   37,851,369
       Unrealized gain on open futures contracts                           3,917,717                    8,567,066
                                                                       -------------                -------------

              Deposits with broker                                       207,239,063                   63,819,850

    Cash and cash equivalents                                             44,879,656                   27,976,771
    United States government and agency securities                        99,677,514                  127,278,890
    Unrealized gain (loss) on open forward contracts                      (1,005,425)                   1,328,130
                                                                       -------------                -------------

              Total assets                                             $ 350,790,808                $ 220,403,641
                                                                       =============                =============

LIABILITIES

    Accounts payable                                                   $     222,124                $     165,183
    Brokerage fee                                                          2,164,020                    1,354,551
    Performance fee                                                        1,985,393                    2,537,134
    Offering costs payable                                                   185,312                      122,785
    Redemptions payable                                                    2,260,525                    2,629,164
    Subscription deposits                                                     16,786                      885,105
                                                                       -------------                -------------

              Total liabilities                                            6,834,160                    7,693,922
                                                                       -------------                -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 2,096.643 and 1,473.323 units
       outstanding at December 31, 1998 and 1997                           3,483,174                    2,135,788
    Limited Partners - 204,942.359 and 145,259.520 units
       outstanding at December 31, 1998 and 1997                         340,473,474                  210,573,931
                                                                       -------------                -------------

              Total partners' capital
                 (Net Asset Value)                                       343,956,648                  212,709,719
                                                                       -------------                -------------

                                                                       $ 350,790,808                $ 220,403,641
                                                                       =============                =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                           1998                  1997                   1996
                                                           ----                  ----                   ----
INCOME
    Futures trading gains (losses)
       Realized                                       $ 53,795,803           $ 16,927,642           $ 18,780,574
       Change in unrealized                             (4,649,349)             8,262,159             (2,493,831)
                                                      ------------           ------------           ------------

              Gain from futures trading                 49,146,454             25,189,801             16,286,743
                                                      ------------           ------------           ------------

    Forward trading gains (losses)
       Realized                                          8,873,435              7,406,539              5,203,452
       Change in unrealized                             (2,333,555)              (339,743)             1,895,170
                                                      ------------           ------------           ------------

              Gain from forward trading                  6,539,880              7,066,796              7,098,622
                                                      ------------           ------------           ------------

    Interest income                                     12,823,294              7,977,840              3,238,486
                                                      ------------           ------------           ------------

              Total income                              68,509,628             40,234,437             26,623,851
                                                      ------------           ------------           ------------

EXPENSES
    Brokerage fee                                       21,002,047             12,288,681              5,209,726
    Performance fee                                      6,303,339              3,565,668              2,121,981
    Operating expenses                                     509,686                368,925                234,090
                                                      ------------           ------------           ------------

              Total expenses                            27,815,072             16,223,274              7,565,797
                                                      ------------           ------------           ------------

              NET INCOME                              $ 40,694,556           $ 24,011,163           $ 19,058,054
                                                      ============           ============           ============

NET INCOME PER GENERAL AND
    LIMITED PARTNER UNIT
       (based on weighted average number
       of units outstanding during the year)          $     232.33           $     208.78           $     327.00
                                                      ============           ============           ============

INCREASE IN NET ASSET VALUE
    PER GENERAL AND LIMITED
    PARTNER UNIT                                      $     211.67           $     181.48           $     296.12
                                                      ============           ============           ============





                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                      1998                    1997                   1996
                                                                      ----                    ----                   ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                   $  40,694,556           $  24,011,163           $  19,058,054
      Adjustments to reconcile net income to
         net cash (for) operating activities
             Net change in unrealized                               6,982,904              (7,922,416)                598,661
             Increase in accounts payable and
                accrued expenses                                      314,669               1,193,491               2,530,672
             Net (purchases) of investments
                in United States government and agency
                securities                                        (49,038,541)           (118,621,145)            (36,318,412)
                                                                -------------           -------------           -------------

                   Net cash (for) operating activities             (1,046,412)           (101,338,907)            (14,131,025)
                                                                -------------           -------------           -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                              117,408,144              96,000,283              52,969,550
   Increase (decrease) in subscription deposits                      (868,319)                752,069                 102,882
   Redemption of units                                            (24,906,260)            (13,866,080)             (8,743,067)
   Increase (decrease) in redemptions payable                        (368,639)              2,052,048                (440,891)
   Offering costs charged                                          (1,949,511)             (1,172,450)               (621,268)
   Increase in offering costs payable                                  62,527                  66,158                  19,440
                                                                -------------           -------------           -------------

                   Net cash from financing activities              89,377,942              83,832,028              43,286,646
                                                                -------------           -------------           -------------

Net increase (decrease) in cash and cash equivalents               88,331,530             (17,506,879)             29,155,621

CASH AND CASH EQUIVALENTS
   Beginning of year                                               45,378,186              62,885,065              33,729,444
                                                                -------------           -------------           -------------

   End of year                                                  $ 133,709,716           $  45,378,186           $  62,885,065
                                                                =============           =============           =============

End of year cash and cash equivalents consists of:
   Cash in broker trading accounts                              $  88,830,060           $  17,401,415           $  15,907,914
   Cash and cash equivalents                                       44,879,656              27,976,771              46,977,151
                                                                -------------           -------------           -------------

                   Total end of year cash and
                       cash equivalents                         $ 133,709,716           $  45,378,186           $  62,885,065
                                                                =============           =============           =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1998, 1997 and 1996



                                                                   Partners' Capital
                                         -------------------------------------------------------------------------
                                                    General                                 Limited
                                         -----------------------------         ---------------------------------
                                          Units              Amount               Units                Amount
                                          -----              ------               -----                ------
Balances at
     December 31, 1995                    472.222        $     459,018         45,897.894           $  44,614,516

Net income for the year
     ended December 31, 1996                                   190,771                                 18,867,283

Additions                                 413.716              480,000         46,205.096              52,489,550

Redemptions                                 0.000                    0         (8,033.930)             (8,743,067)

Offering costs                                                  (6,275)                                  (614,993)
                                      -----------        -------------        -----------           -------------

Balances at
     December 31, 1996                    885.938            1,123,514         84,069.060             106,613,289

Net income for the year
     ended December 31, 1997                                   244,185                                 23,766,978

Additions                                 587.385              780,007         71,325.080              95,220,276

Redemptions                                 0.000                    0        (10,134.620)            (13,866,080)

Offering costs                                                 (11,918)                                (1,160,532)
                                      -----------        -------------        -----------           -------------

Balances at

December 31, 1997                       1,473.323            2,135,788        145,259.520             210,573,931

Net income for the year
     ended December 31, 1998                                   417,357                                 40,277,199

Additions                                 623.320              950,000         75,725.965             116,458,144

Redemptions                                 0.000                    0        (16,043.126)            (24,906,260)

Offering costs                                                 (19,971)                                (1,929,540)
                                      -----------        -------------        -----------           -------------

Balances at
     December 31, 1998                  2,096.643        $   3,483,174        204,942.359           $ 340,473,474
                                      ===========        =============        ===========           =============

                                                Partners' Capital
                                        ----------------------------------
                                                      Total
                                        ----------------------------------
                                          Units                  Amount
                                          -----                  ------
Balances at
     December 31, 1995                  46,370.116           $  45,073,534

Net income for the year
     ended December 31, 1996                                    19,058,054

Additions                               46,618.812              52,969,550

Redemptions                             (8,033.930)             (8,743,067)

Offering costs                                                    (621,268)
                                       -----------           -------------

Balances at
     December 31, 1996                  84,954.998             107,736,803

Net income for the year
     ended December 31, 1997                                    24,011,163

Additions                               71,912.465              96,000,283

Redemptions                            (10,134.620)            (13,866,080)

Offering costs                                                  (1,172,450)
                                       -----------           -------------

Balances at

December 31, 1997                      146,732.843             212,709,719

Net income for the year
     ended December 31, 1998                                    40,694,556

Additions                               76,349.285             117,408,144

Redemptions                            (16,043.126)            (24,906,260)

Offering costs                                                  (1,949,511)
                                       -----------           -------------

Balances at
     December 31, 1998                 207,039.002           $ 343,956,648
                                       ===========           =============

                      Net Asset Value Per General and Limited Partner Unit
                      ----------------------------------------------------

                                          December 31,
                   1998                       1997                       1996
                   ----                       ----                       ----
                 $1,661.31                  $1,449.64                  $1,268.16
                 =========                  =========                  =========




                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Partnership

                  Campbell Strategic Allocation Fund, L.P. (the Partnership) is a Delaware limited partnership which operates as a commodity investment pool. The Partnership's objective is the appreciation of its assets through speculative trading of futures contracts and other financial instruments.

           B.     Regulation

                  As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

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

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

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

           F.     Offering Costs

                  The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $7,794,605 through December 31, 1998, $3,994,389 of which has already been reimbursed to the General Partner by the Partnership. At December 31, 1998, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $185,312. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.

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

           H.     Reclassification

                  Certain amounts in the 1997 and 1996 financial statements were reclassified to conform with the 1998 presentation.

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

           Commencing September 1, 1997, the Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. Prior to September 1, 1997, the monthly brokerage fee was equal to 1/12 of 8% (8% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 1% (1% annualized) of month-end net assets. During 1998, 1997 and 1996, the amounts paid directly to the broker amounted to $1,909,277, $1,366,757 and $651,216, respectively.

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

Note 4.    OPERATING EXPENSES

           Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 1998, 1997 and 1996.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of December 31, 1998 and 1997, amounts received by the Partnership from prospective limited partners who have not yet been admitted to the Partnership by the General Partner total $16,786 and $885,105, respectively.

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

           The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 1998 and 1997 was $214,168,800 and $110,574,485, respectively, which equals 62% and 52% of Net Asset Value, respectively.

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

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during 1998, 1997 and 1996, and the related fair values as of December 31, 1998 and 1997 are as follows:

                                                                                                   Fair Value as of
                                              Average Fair Value                                     December 31,
                                              ------------------                                     ------------
                                 1998                 1997                 1996                1998                  1997
                                 ----                 ----                 ----                ----                  ----
Futures contracts           $ 9,660,000          $ 4,110,000          $ 3,280,000          $ 3,918,000           $ 8,567,000
Forward contracts             3,490,000               70,000            1,570,000           (1,005,000)            1,328,000


           The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                            Futures Contracts                           Forward Contracts
                                            (exchange traded)                         (non-exchange traded)
                                               December 31,                                December 31,
                                               ------------                                ------------

                                        1998                   1997                 1998                  1997
                                        ----                   ----                 ----                  ----

Gross unrealized gains              $ 6,289,815           $ 9,352,004           $ 7,377,712           $ 4,890,035
Gross unrealized (losses)            (2,372,098)             (784,938)           (8,383,137)           (3,561,905)
                                    ------------          ------------          ------------          ------------
Net unrealized gain (loss)          $ 3,917,717           $ 8,567,066           $(1,005,425)          $ 1,328,130
                                    ============          ============          ============          ============


           Net trading results from futures contracts are reflected in the statement of operations and equal gain from futures trading less the portion of the brokerage fee paid directly to the broker. Net trading results from forward contracts are reflected in the statement of operations as gain from forward trading. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures and forward contracts.

           Open contracts generally mature within three months; as of December 31, 1998, the latest maturity date for open futures contracts is September 1999, and the latest maturity date for open forward contracts is March 1999. However, the Partnership intends to close all contracts prior to maturity. At December 31, 1998 and 1997, the notional amount of open contracts is as follows:

                                                           1998                                      1997
                                                           ----                                      ----
                                          Contracts to             Contracts to       Contracts to             Contracts to
                                            Purchase                  Sell              Purchase                  Sell
                                            --------                  ----              --------                  ----
Futures contracts (exchange traded):
 - Long-term interest rates            $  460,500,000          $  148,700,000       $  759,600,000          $            0
 - Short-term interest rates              305,900,000             307,900,000          485,700,000             437,100,000
 - Stock indices                           67,900,000              11,200,000           21,000,000              13,000,000
 - Agricultural                             2,000,000               8,700,000            2,500,000               3,600,000
 - Metals                                   6,500,000              47,500,000            2,800,000              32,400,000
 - Energy                                           0              17,100,000                    0              49,600,000


Forward contracts
 (non-exchange traded):
 - Currencies                             435,100,000             386,200,000          284,900,000             472,800,000
                                       --------------          --------------       --------------          --------------
                                       $1,277,900,000          $  927,300,000       $1,556,500,000          $1,008,500,000
                                       ==============          ==============       ==============          ==============

The above amounts do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

The General Partner has established procedures to actively monitor and minimize market and credit risk, although there can be no assurance that they will, in fact, succeed in doing so. The General Partner's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership's assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                                INDEX TO EXHIBITS

                                                                                     Sequentially
                                                                                       Numbered
Exhibit No.                         Exhibit                                              Page
-----------                         -------                                          ------------
1.01             Form of Selling Agreement among the Registrant,                         n/a
                 Campbell & Company, PaineWebber
                 Incorporated and the Selling Agent **

1.02             Form of Auxiliary Selling Agreement  **                                 n/a

3.01             Agreement of Limited Partnership of the Registrant                      n/a
                 dated May 11, 1993 * (1)

3.02             Certificate of Limited Partnership of the                               n/a
                 Registrant *

3.03             Amended Agreement of Limited Partnership of the                         n/a
                 Registrant *** (1)

10.01            Form of Advisory Agreement between the Registrant and                   n/a
(Amended)        Campbell & Company * (1)

10.02            Form of Customer Agreement between the Registrant                       n/a
                 and PaineWebber Incorporated *

10.04            Escrow Agreement between the Registrant and                             n/a
                 Mercantile Safe Deposit & Trust Company *

---------------------------------------


 * Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-67164) on August 9, 1993.

** Incorporated by reference to the respective exhibit as Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 333-67164) on December 30, 1993.

*** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-68431) on February 1, 1999.

(1)      Management contract or compensatory plan or arrangement.

Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.