Form 10-Q
period 1999-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1999-05-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               ---------------------------------------

                                       or


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                        ---------------------------------------------------


                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                  52-1823554
-----------------------------         -----------------------------------
   (State of Organization)                  (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                          21204
----------------------------------------             -----------------------
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

                            Total number of Pages: 18
                                                   --

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

          Statements of Financial Condition as of March 31, 1999 and
              December 31, 1998

          Statements of Operations for the Three Months Ended
              March 31, 1999 and 1998

          Statements of Cash Flows for the Three Months Ended
              March 31, 1999 and 1998

          Statements of Changes in Partners' Capital for the Three Months Ended
              March 31, 1999 and 1998

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 1999 (Unaudited) and December 31, 1998 (Audited)


                                                                             March 31,                       December 31,
                                                                               1999                             1998
                                                                          --------------                     --------------
ASSETS
    Equity in broker trading accounts
        Cash                                                               $  9,314,095                       $ 88,830,060
        United States government securities                                 207,562,581                        114,491,286
        Unrealized gain on open futures contracts                            10,699,219                          3,917,717
                                                                           ------------                       ------------

                    Deposits with broker                                    227,575,895                        207,239,063

    Cash and cash equivalents                                                27,518,359                         44,879,656
    United States government securities                                     119,905,133                         99,677,514
    Unrealized gain (loss) on open forward contracts                          2,446,351                         (1,005,425)
                                                                           ------------                       ------------

                    Total assets                                           $377,445,738                       $350,790,808
                                                                           ============                       ============

LIABILITIES
    Accounts payable                                                       $    121,893                       $    222,124
    Brokerage fee                                                             2,320,444                          2,164,020
    Performance fee                                                                   0                          1,985,393
    Offering costs payable                                                      207,738                            185,312
    Redemptions payable                                                       2,070,248                          2,260,525
    Subscription deposits                                                       100,053                             16,786
                                                                           ------------                       ------------

                    Total liabilities                                         4,820,376                          6,834,160
                                                                           ------------                       ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 2,315.422 and 2,096.643 units
        outstanding at March 31, 1999 and                                     3,731,650                          3,483,174
        December 31, 1998
    Limited Partners - 228,891.300 and 204,942.359
        units outstanding at March 31, 1999 and
        December 31, 1998                                                   368,893,712                        340,473,474
                                                                           ------------                       ------------

                    Total partners' capital
                       (Net Asset Value)                                    372,625,362                        343,956,648
                                                                           ------------                       ------------

                                                                           $377,445,738                       $350,790,808
                                                                           ============                       ============

                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                           STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)




                                                                                          1999               1998
                                                                                          ----               ----
INCOME
       Futures trading gains (losses)
           Realized                                                                   $(11,613,905)     $  21,639,193
           Change in unrealized                                                          6,781,501         (4,581,518)
                                                                                      ------------      -------------

                  Gain (loss) from futures trading                                      (4,832,404)        17,057,675

       Forward trading gains (losses)
           Realized                                                                   $ (4,855,999)     $  (9,322,056)
           Change in unrealized                                                          3,451,776          6,308,000
                                                                                      ------------      -------------

                  Gain (loss) from forward trading                                      (1,404,223)        (3,014,056)

       Interest income                                                                   3,767,249          2,914,657
                                                                                      ------------      -------------

                  Total income                                                          (2,469,378)        16,958,276
                                                                                      ------------      -------------

EXPENSES
       Brokerage fee                                                                     6,666,131          4,399,095
       Performance fee                                                                           0          1,831,739
       Operating expenses                                                                  174,095            123,127
                                                                                      ------------      -------------

                  Total expenses                                                         6,840,226          6,353,961
                                                                                      ------------      -------------

                  NET INCOME (LOSS)                                                   $ (9,309,604)     $  10,604,315
                                                                                      ============      =============

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
       (based on weighted average
        number of units outstanding
        during the period)                                                           $      (43.25)     $       69.63
                                                                                     =============      =============

INCREASE (DECREASE) IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                                                             $      (49.66)     $       65.56
                                                                                    ==============      =============


                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)



                                                                                              1999               1998
                                                                                              ----               ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                                            $  (9,309,604)      $  10,604,315
   Adjustments to reconcile net income to net cash from (for)
   operating activities
            Net change in unrealized                                                       (10,233,277)        (1,726,482)
   Decrease in accounts payable and accrued expenses                                        (1,929,201)          (599,727)
   Net maturities (purchases) of investments in United States government
            and agency securities                                                         (113,298,914)        15,373,432
                                                                                         --------------      ------------


                          Net cash from (for) operating activities                        (134,770,996)         23,651,538
                                                                                         --------------      -------------

   Addition of units                                                                        44,417,276         29,594,615
   Increase (decrease) in subscription deposits                                                 83,267           (567,451)
   Redemption of units                                                                      (5,815,744)        (3,281,581)
   Decrease in redemptions payable                                                            (190,277)          (985,513)
   Offering costs charged                                                                     (623,214)          (413,058)
   Increase in offering costs payable                                                           22,426             14,901
                                                                                         -------------       ------------
                          Net cash from financing activities                                37,893,734         24,361,913
                                                                                         -------------       ------------

Net increase (decrease) in cash and cash equivalents                                       (96,877,262)        48,013,451

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                     133,709,716         45,378,186
                                                                                          ------------       ------------

   End of period                                                                          $ 36,832,454       $ 93,391,637
                                                                                          ============       ============

End of period cash and cash equivalents consists of:
   Cash in broker trading accounts                                                           9,314,095         80,519,160
   Cash and cash equivalents                                                                27,518,359         12,872,477
                                                                                          ------------       ------------

            Total end of period cash and cash equivalents                                 $ 36,832,454       $ 93,391,637
                                                                                          ============       ============

                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                       Partners' Capital
                                      -----------------------------------------------------------------------------------
                                              General                    Limited                        Total
                                      -----------------------   ---------------------------   ---------------------------
                                         Units      Amount         Units         Amount          Units         Amount
                                         -----      ------         -----         ------          -----         ------
THREE MONTHS ENDED
MARCH 31, 1999
Balances at
     December 31, 1998                2,096.643   $3,483,174    204,942.359   $340,473,474    207,039.002   $343,956,648

Net loss for the three months
     ended March 31, 1999                            (95,270)                   (9,214,344)                   (9,309,604)

Additions                               218.779      350,000     27,581.036     44,067,276     27,799.815     44,417,276

Redemptions                               0.000            0     (3,632.095)    (5,815,744)    (3,632.095)    (5,815,744)

Offering costs                                        (6,254)                     (616,960)                     (623,214)
                                       ---------   ----------    -----------   ------------    -----------   ------------

Balances at
     March 31, 1999                    2,315.422   $3,731,650    228,891.300   $368,893,702    231,206.722   $372,625,362
                                       =========   ==========    ===========   ============    ===========   ============

THREE MONTHS ENDED
 MARCH 31, 1998
Balances at
     December 31, 1997                 1,473.323   $2,135,788    145,259.520   $210,573,931    146,732.843   $212,709,719

Net income for the three months
     ended March 31, 1998                             107,191                    10,497,124                    10,604,315

Additions                                202.230      300,000     19,739.937     29,294,615     19,942.167     29,594,615

Redemptions                                0.000            0     (2,199.131)    (3,281,581)    (2,199.131)    (3,281,581)

Offering costs                                         (4,181)                     (408,877)                     (413,058)
                                       ---------   -----------   -----------   -------------   -----------   -------------

Balances at
     March 31, 1998                    1,675.553   $2,538,798    162,800.326   $246,675,212    164,475.879   $249,214,010
                                       =========   ==========    ===========   ============    ===========   ============

                                                                 Net Asset Value Per Unit
                                      -------------------------------------------------------------------------------
                                        March 31,          December 31,              March 31,          December 31,
                                          1999                 1998                    1998                1997
                                      -------------       --------------           -------------       --------------

                                      $    1,611.65       $     1,661.31           $    1,515.20       $     1,449.64
                                      =============       ==============           =============       ==============

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

        C.      Method of Reporting

                The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -- "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities are stated at market value.

                For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        F.      Offering Costs

                The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $8,613,062 through March 31, 1999, $4,595,177 of which has already been reimbursed to the General Partner by the Partnership. At March 31, 1999, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $207,738. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        H.      Reclassification

                Certain amounts in the 1998 financial statements were reclassified to conform with the 1999 presentation.

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

        The Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the three months ended March 31, 1999 and 1998, the amounts paid directly to the broker amounted to $606,012 and $399,918, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 4. OPERATING EXPENSES

        Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for three months ended March 31, 1999 and 1998.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of March 31, 1999 and December 31, 1998, amounts received by the Partnership from prospective limited partners who have not yet been admitted to the Partnership by the General Partner total $100,053 and $16,786, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 1999 and December 31, 1998 was $327,467,714 and
        $214,168,800, respectively, which equals 88% and 62% of Net Asset Value, respectively.

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

        The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the three months ended March 31, 1999 and 1998 and the related fair values as of March 31, 1999 and 1998 are as follows:

                                         Average Fair Value                          Fair Value as of
                                           As of March 31,                               March 31,
                                           ---------------                               ---------
                                      1999                 1998                  1999                 1998
                                      ----                 ----                  ----                 ----

           Futures contracts       $8,851,000           $9,565,000          $ 10,699,000           $3,986,000
           Forward contracts       (5,355,000)          (2,492,000)            2,446,000            7,636,000

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)


        The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                          Futures Contracts               Forward Contracts
                                                          (exchange traded)             (non-exchange traded)
                                                              March 31,                       March 31,
                                                              ---------                       ---------

                                                        1999           1998            1999               1998
                                                        ----           ----            ----               ----

          Gross unrealized gains                    $ 15,606,634     $7,615,839    $ 12,358,980       $ 9,187,604
          Gross unrealized (losses)                   (4,907,415)    (3,630,291)     (9,912,629)       (1,551,474)
                                                    ------------    -----------     -----------       -----------

                Net unrealized gain (loss)          $ 10,699,219     $3,985,548      $2,446,351       $ 7,636,130
                                                    ============     ==========      ==========       ===========


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

        Open contracts generally mature within three months; as of March 31,1999 the latest maturity date for open futures contracts is September 1999, and the latest maturity date for open forward contracts is June 1999. However, the Partnership intends to close all contracts prior to maturity. At March 31, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                                                 March 31, 1999                      December 31, 1998
                                                                 --------------                      -----------------
                                                         Contracts to     Contracts to         Contracts to      Contracts to
                                                           Purchase           Sell               Purchase            Sell
                                                           --------           ----               --------            ----

    Futures contracts (exchange traded):
         - Long-term interest rates                    $   81,100,000   $4,932,500,000      $   460,500,000    $  148,700,000
         - Short-term interest rates                      369,200,000      422,000,000          305,900,000       307,900,000
         - Stock indices                                3,369,900,000       71,800,000           67,900,000        11,200,000
         - Agricultural                                     2,400,000        1,100,000            2,000,000         8,700,000
         - Metals                                          43,900,000       47,900,000            6,500,000        47,500,000
         - Energy                                          59,200,000                0                    0        17,100,000

    Forward contracts (non-exchange traded):
         - Currencies                                   1,109,600,000    1,419,800,000          435,100,000       386,200,000
                                                       --------------    -------------       --------------     -------------

                                                       $5,035,300,000   $6,895,100,000       $1,277,900,000     $ 927,300,000
                                                       ==============   ==============       ==============     =============

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The Statement of Financial Condition as of March 31, 1999, the Statements of Operations for the three months ended March 31,1999 and 1998, the Statements of Cash Flows for the three months ended March 31, 1999 and 1998 and the Statements of Changes in Partners' Capital (Net Asset Value) for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $352,685,626 have been accepted during the continuing offering period as of April 1, 1999. Redemptions over the same time period total $60,677,551. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the three months ending March 31, 1999 and 1998 were (2.99)% and 4.52%, respectively. Of the 2.99% decrease, approximately 1.93% was due to trading losses (before commissions) and approximately 2.08% was due to brokerage fees and operating costs borne by the Fund, offset by approximately 1.02 % in interest income. An analysis of the 1.93% trading losses by sector is as follows:

SECTOR                                                                             % GAIN (LOSS)
------                                                                             -------------
Interest Rates                                                                        (1.69)%

Stock Indices                                                                         (1.90)

Currencies                                                                             (.68)

Metals                                                                                  .36

Agriculturals                                                                          (.19)

Energy                                                                                 2.17
                                                                                       ----

                                                                                      (1.93)%
                                                                                      ======


In January 1999 most markets the Fund trades in were trendless, yet volatile enough to move it in and out of positions, incurring a string of relatively small losses. The gain for February was earned primarily in the currency and interest rate sectors. Short positions in U.S. treasury notes and bonds yielded enough profits to compensate for the losses incurred in European interest rates, which have been slower to turn from long to short. The yen was volatile, trading both sharply higher and sharply lower against the U.S. dollar during February, but it ended the month on a slide which appeared to have some momentum. On balance our yen positions lost money during February, but short positions in the European currencies, primarily the Swiss franc and the Euro, were solid winners. In March the currency and energy sectors provided positive returns. The U.S. dollar continued to appreciate against the Euro and the Swiss franc, while weaker yen was profitable against sterling, the Swiss franc, and the Euro. All other portfolio sectors showed small losses for the month.

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


                      CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          (Registrant)

                                 By: Campbell & Company, Inc.
                                     General Partner


Date: May 13, 1999               By: /s/Theresa D. Livesey
                                     ------------------------------------------
                                     Theresa D. Livesey
                                     Chief Financial Officer/Treasurer/Director