Form 10-Q
period 1999-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1999-08-12
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                              --------------------------------------------------
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission File number:           0-22260
                        --------------------------------------------------------


                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                   52-1823554
-------------------------------           ------------------------------------
    (State of Organization)               (IRS Employer Identification Number)

Court Towers Building
210 West Pennsylvania Avenue
Baltimore, Maryland                                     21204
-------------------------------           ------------------------------------
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

                            Total number of Pages: 19
                                                   --

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

            Statements of Financial Condition as of June 30, 1999 and
                December 31, 1998

            Statements of Operations for the Three Months and
                 Six Months Ended June 30, 1999 and 1998

            Statements of Cash Flows for the Six months Ended
                June 30, 1999 and 1998

            Statements of Changes in Partners' Capital for the Six Months Ended
                June 30, 1999 and 1998

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                                                                            June 30,                 December 31,
                                                                              1999                       1998
                                                                         -------------              --------------
ASSETS
   Equity in broker trading accounts
     Cash                                                                 $ 16,166,563              $  88,830,060
     United States government securities                                   233,980,529                114,491,286
     Unrealized gain on open futures contracts                              22,815,050                  3,917,717
                                                                          ------------              -------------

            Deposits with broker                                           272,962,142                207,239,063

   Cash                                                                     33,778,164                 44,879,656
   United States government securities                                     126,279,139                 99,677,514
   Unrealized loss on open forward contracts                                (1,310,821)                (1,005,425)
                                                                          -------------             --------------

            Total assets                                                  $431,708,624               $350,790,808
                                                                          ============              =============

LIABILITIES
   Accounts payable                                                       $    137,906              $     222,124
   Brokerage fee                                                             2,680,103                  2,164,020
   Performance fee                                                           1,018,497                  1,985,393
   Offering costs payable                                                      237,274                    185,312
   Redemptions payable                                                       3,345,648                  2,260,525
   Subscription deposits                                                       175,699                     16,786
                                                                          ------------              -------------

            Total liabilities                                                7,595,127                  6,834,160
                                                                          ------------              -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 2,541.937 and 2,096.643 units
      outstanding at June 30, 1999 and                                       4,355,965                  3,483,174
      December 31, 1998
  Limited Partners - 244,950.700 and 204,942.359
      units outstanding at June 30, 1999 and
      December 31, 1998                                                    419,757,532                340,473,474
                                                                          ------------              -------------

            Total partners' capital

              (Net Asset Value)                                            424,113,497                343,956,648
                                                                          ------------              -------------

                                                                          $431,708,624              $ 350,790,808
                                                                          ============              =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                       For the Three Months and Six Months
                          Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                                1999               1998              1999           1998
                                                ----               ----              ----           ----
INCOME
  Futures trading gains (losses)
    Realized                                 $12,008,887       $(5,651,457)     $   394,982     $15,987,736
    Change in unrealized                      12,115,832         1,206,602       18,897,333      (3,374,916)
                                             -----------      ------------      -----------     -----------

       Gain (loss) from futures
            trading                           24,124,719        (4,444,855)      19,292,315      12,612,820

  Forward trading gains (losses)
    Realized                                   9,139,049        12,898,555        4,283,050       3,576,499
    Change in unrealized                      (3,757,172)       (9,686,807)        (305,396)     (3,378,807)
                                             -----------      -------------     -----------     -----------

       Gain from forward
            trading                            5,381,877         3,211,748        3,977,654         197,692

  Interest income                              4,240,493         3,136,981        8,007,742       6,051,638
                                             -----------      ------------      -----------     -----------

       Total income                           33,747,089         1,903,874       31,277,711      18,862,150
                                             -----------      ------------      -----------     -----------

EXPENSES
  Brokerage fee                                7,700,321         4,813,804       14,366,452       9,212,899
  Performance fee                              1,024,532                 0        1,024,532       1,831,739
  Operating expenses                             147,484           117,023          321,580         240,150
                                             -----------      ------------      -----------     -----------

       Total expenses                          8,872,337         4,930,827       15,712,564      11,284,788
                                             -----------      ------------      -----------     -----------

       NET INCOME (LOSS)                     $24,874,752      $(3,026,953)      $15,565,147     $ 7,577,362
                                             ===========      ============      ===========     ===========

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
  (based on weighted average
   number of units outstanding
   during the period)                        $    105.44      $    (17.78)      $     69.00     $     46.99
                                             ===========      ============      ===========     ===========

INCREASE (DECREASE) IN NET
ASSET VALUE PER GENERAL
AND LIMITED PARTNER UNIT                     $    101.99      $    (24.77)      $     52.33     $     40.79
                                             ===========      ============      ===========     ===========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                     1999                    1998
                                                                                     ----                    ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
 Net income                                                                   $   15,565,147           $   7,577,362
  Adjustments to reconcile net income to net cash for
  operating activities
      Net change in unrealized                                                   (18,591,937)              6,753,723
      Decrease in accounts payable and accrued expenses                             (535,031)             (2,265,704)
      Net purchases of investments in United States government
       and agency securities                                                    (146,090,868)            (86,021,413)
                                                                              --------------            ------------

                      Net cash for operating activities                         (149,652,689)            (73,956,032)
                                                                              --------------            ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
 Addition of units                                                                79,843,496              57,786,355
 Increase (decrease) in subscription deposits                                        158,913                (692,882)
 Redemption of units                                                             (13,916,758)             (9,220,782)
 Increase (decrease) in redemptions payable                                        1,085,123                (438,183)
 Offering costs charged                                                           (1,335,036)               (876,693)
 Increase in offering costs payable                                                   51,962                  31,760
                                                                              --------------            ------------

                      Net cash from financing activities                          65,887,700              46,589,575
                                                                              --------------            ------------

Net decrease in cash                                                             (83,764,989)            (27,366,457)

CASH
 Beginning of period                                                             133,709,716              45,378,186
                                                                              --------------            ------------

 End of period                                                                $   49,944,727            $ 18,011,729
                                                                              ==============            ============

End of period cash consists of:
  Cash in broker trading accounts                                                 16,166,563               5,877,349
  Cash                                                                            33,778,164              12,134,380
                                                                              --------------            ------------

        Total end of period cash                                              $   49,944,727            $ 18,011,729
                                                                              ==============            ============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                    Partners' Capital
                                  ------------------------------------------------------------------------------------
                                            General                     Limited                       Total
                                  ------------------------------------------------------------------------------------
                                     Units         Amount        Units           Amount        Units        Amount
                                     -----         ------        -----           ------        -----        ------
SIX MONTHS ENDED
 JUNE 30, 1999
Balances at
  December 31, 1998               2,096.643      $3,483,174   204,942.359    $340,473,474   207,039.002   $343,956,648

Net gain for the six months
  ended June 30, 1999                               156,241                    15,408,906                   15,565,147

Additions                           445.294         730,000    48,430.419      79,113,496    48,875.713     79,843,496

Redemptions                           0.000               0    (8,422.078)    (13,916,758)   (8,422.078)   (13,916,758)

Offering costs                                      (13,450)                   (1,321,586)                  (1,335,036)
                                  ---------      ----------   -----------    ------------   -----------   ------------

Balances at
  June 30, 1999                   2,541.937      $4,355,965   244,950.700    $419,757,532   247,492.637   $424,113,497
                                  =========      ==========   ===========    ============   ===========   ============

SIX MONTHS ENDED
 JUNE 30, 1998
Balances at
  December 31, 1997               1,473.323      $2,135,788   145,259.520    $210,573,931   146,732.843   $212,709,719

Net income for the six months
  ended June 30, 1998                                76,477                     7,500,885                    7,577,362

Additions                           374.034         550,000    38,951.755      57,236,355    39,325.789     57,786,355

Redemptions                           0.000               0    (6,261.335)     (9,220,782)   (6,261.335)    (9,220,782)

Offering costs                                       (8,904)                     (867,789)                    (876,693)
                                  ---------      ----------   -----------    ------------   -----------   ------------

Balances at
     June 30, 1998                1,847.357      $2,753,361   177,949.940    $265,222,600   179,797.297   $267,975,961
                                  =========      ==========   ===========    ============   ===========   ============

                                                               Net Asset Value Per Unit
                                       ----------------------------------------------------------------------
                                           June 30,         December 31,         June 30,        December 31,
                                            1999               1998                1998             1997
                                       -------------       --------------      ------------     -------------
                                       $    1,713.64       $     1,661.31      $   1,490.43     $    1,449.64
                                       =============       ==============      ============     =============

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

          B.   Regulation

               As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

          C.   Method of Reporting

               The Partnership's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Partnership's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39- "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated cost plus accrued interest which approximate market value.

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

          E.   Offering Costs

               The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $9,498,620 through June 30, 1999, $5,277,463 of which has already been reimbursed to the General Partner by the Partnership. At June 30, 1999, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $237,274. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.

               The amount of monthly reimbursement due to the General Partner is charged directly to partners' capital.

          F.   Foreign Currency Transactions

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

          G.   Reclassification

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

          The Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the six months ended June 30, 1999 and 1998, the amounts paid directly to the broker amounted to $1,273,345 and $837,536, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 4.   OPERATING EXPENSES

          Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for six months ended June 30, 1999 and 1998.

Note 5.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

          Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of June 30, 1999 and December 31, 1998, amounts received by the Partnership from prospective limited partners who have not yet been admitted to the Partnership by the General Partner total $175,699 and $16,786, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6.   TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

          The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 1999 and December 31, 1998 was $360,259,668 and $214,168,800, respectively, which equals 85% and 62% of Net Asset Value, respectively.

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

          The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the six months ended June 30, 1999 and 1998 and the related fair values as of June 30, 1999 and December 31, 1998 are as follows:

                                                  Average Fair Value
                                                    As of June 30,                        Fair Value as of
                                               -----------------------           ------------------------------------
                                               1999               1998           June 30, 1999      December 31, 1998
                                               ----               ----           -------------      -----------------
                Futures contracts          $10,296,000        $6,237,000          $22,815,000         $ 3,918,000
                Forward contracts              323,000           180,000           (1,311,000)         (1,005,000)

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6.   TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

          The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                               Futures Contracts                      Forward Contracts
                                                               (exchange traded)                    (non-exchange traded)
                                                       -----------------------------------   ---------------------------------
                                                       June 30, 1999     December 31, 1998   June 30, 1999   December 31, 1998
                                                       -------------     -----------------   -------------   -----------------
                Gross unrealized gains                   $28,201,474        $6,289,815       $ 5,127,972        $ 7,377,712
                Gross unrealized losses                   (5,386,424)       (2,372,098)       (6,438,793)        (8,383,137)
                                                        ------------      ------------      ------------       ------------

                Net unrealized gain (loss)               $22,815,050        $3,917,717       $(1,310,821)      $ (1,005,425)
                                                         ===========        ==========       ============      =============

          Net trading results from futures contracts are reflected in the statement of operations and equal gain (loss) from futures trading less the portion of the brokerage fee paid directly to the broker. Net trading results from forward contracts are reflected in the statement of operations as gain from forward trading. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures and forward contracts.

          Open contracts generally mature within three months; as of June 30, 1999 the latest maturity date for open futures contracts is March 2000, and the latest maturity date for open forward contracts is September 1999. However, the Partnership intends to close all contracts prior to maturity. At June 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                                                               June 30, 1999                           December 31, 1998
                                                               -------------                           -----------------
                                                     Contracts to        Contracts to         Contracts to        Contracts to
                                                       Purchase              Sell               Purchase              Sell
                                                       --------              ----               --------              ----
    Futures contracts (exchange traded):
         - Long-term interest rates                   $           0      $1,343,400,000       $  460,500,000     $ 148,700,000
         - Short-term interest rates                              0       2,314,100,000          305,900,000       307,900,000
         - Stock indices                                169,600,000           4,400,000           67,900,000        11,200,000
         - Agricultural                                           0           9,800,000            2,000,000         8,700,000
         - Metals                                        61,400,000          26,200,000            6,500,000        47,500,000
         - Energy                                        72,900,000                   0                    0        17,100,000

    Forward contracts (non-exchange traded):
         - Currencies                                   506,900,000         779,200,000          435,100,000       386,200,000
                                                      -------------      --------------       --------------     -------------

                                                      $ 810,800,000      $4,477,100,000       $1,277,900,000     $ 927,300,000
                                                      =============      ==============       ==============     =============

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

Note 7.   INTERIM FINANCIAL STATEMENTS

          The Statement of Financial Condition as of June 30, 1999, the Statements of Operations for the three months and six months ended June 30, 1999 and 1998, the Statements of Cash Flows for the six months ended June 30, 1999 and 1998 and the Statements of Changes in Partners' Capital (Net Asset Value) for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 1999 and the results of operations for the three months and six months ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $388,111,845 have been accepted during the continuing offering period as of July 1, 1999. Redemptions over the same time period total $68,778,565. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the six months ending June 30, 1999 and 1998 were 3.15% and 2.81%, respectively. Of the 3.15% increase, approximately 5.14% was due to trading gains (before commissions) and approximately 2.18% was due to interest income, offset by approximately 4.17% in brokerage fees, performance fees, operating costs and offering costs borne by the Fund. An analysis of the 5.14% trading losses by sector is as follows:

SECTOR                              % GAIN (LOSS)
------                              -------------
Interest Rates                         2.39%

Stock Indices                           .15

Currencies                              .77

Metals                                 (.69)

Agriculturals                          (.24)

Energy                                 2.76
                                       ----
                                       5.14%
                                       ====

In January 1999, most markets the Fund trades in were trendless, yet volatile enough to move it in and out of positions, incurring a string of relatively small losses. The gain for February was earned primarily in the currency and interest rate sectors. Short positions in U.S. treasury notes and bonds yielded enough profits to compensate for the losses incurred in European interest rates, which have been slower to turn from long to short. The yen was volatile, trading both sharply higher and sharply lower against the U.S. dollar during February, but it ended the month on a slide which appeared to have some momentum. On balance the Fund's yen positions lost money during February, but short positions in the European currencies, primarily the Swiss franc and the Euro, were very profitable. In March, the currency and energy sectors provided positive returns. The U.S. dollar continued to appreciate against the Euro and the Swiss franc, while weaker yen was profitable against sterling, the Swiss franc, and the Euro. All other portfolio sectors showed small losses for the month.

April produced profitable results for the Fund with gains in the currencies, stock indicies, energy and metals sectors. The U.S. dollar continued its strong upward trend against the Euro and Swiss franc which lead to the Fund's gains in the currency sector. The Fund incurred losses in global interest rates where the markets were too trendless to offer any real opportunity. In May, the energy and metal sectors were down sharply causing losses on the Fund's long positions in these two sectors contributing to our loss for the month. Profits on short interest rate positions were offset by losses on long U.S. dollar and foreign equity index positions. Interest rate positions were the biggest contributor to the positive performance for June. The Fund's short positions in this sector profited from the persistent increase in the U.S. interest rates. The Fund also had strong performance in the energy and stock indices sectors during the month.

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

                             CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                    (Registrant)

                                By:   Campbell & Company, Inc.
                                      General Partner

Date: August 11, 1999                 By:    /s/Theresa D. Livesey
                                          -------------------------------------
                                              Theresa D. Livesey
                                      Chief Financial Officer/Treasurer/Director