Form 10-Q
period 1999-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 1999-11-15
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                              ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                        ------------------------------------------------


                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


        Delaware                                         52-1823554
----------------------------                 -----------------------------------
  (State of Organization)                   (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue
Baltimore, Maryland                                              21204
--------------------------------------------                  ------------
(Address of principal executive offices)                       (Zip Code)

 (410) 296-3301
-----------------------------------------------------
(Registrant's telephone number, including area code)

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

   Statements of Financial Condition as of September 30, 1999 and
        December 31, 1998

   Statements of Operations for the Three Months and Nine Months Ended September 30, 1999 and 1998

   Statements of Cash Flows for the Nine Months Ended
        September 30, 1999 and 1998

   Statements of Changes in Partners' Capital for the Nine Months Ended
        September 30, 1999 and 1998

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

                                                                  September 30,        December 31,
                                                                      1999                1998
                                                                  -------------       -------------
ASSETS
       Equity in broker trading accounts
           Cash                                                   $  30,881,723       $  88,830,060
           United States government securities                      255,401,651         114,491,286
           Unrealized gain on open futures contracts                 14,276,778           3,917,717
                                                                  -------------       -------------

                       Deposits with broker                         300,560,152         207,239,063

       Cash                                                          32,960,232          44,879,656
       United States government securities                          129,240,814          99,677,514
       Unrealized gain (loss) on open forward contracts               8,728,133          (1,005,425)
                                                                  -------------       -------------

                       Total assets                               $ 471,489,331       $ 350,790,808
                                                                  =============       =============

LIABILITIES
       Accounts payable                                           $     196,719       $     222,124
       Brokerage fee                                                  2,930,127           2,164,020
       Performance fee                                                  756,138           1,985,393
       Offering costs payable                                           244,374             185,312
       Redemptions payable                                            3,010,170           2,260,525
       Subscription deposits                                            411,798              16,786
                                                                  -------------       -------------

                       Total liabilities                              7,549,326           6,834,160
                                                                  -------------       -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
       General Partner - 2,750.443 and 2,096.643 units
           outstanding at September 30, 1999 and                      4,801,173           3,483,174
           December 31,1998
       Limited Partners - 263,026.040 and 204,942.359 units
           outstanding at September 30, 1999 and
           December 31, 1998                                        459,138,832         340,473,474
                                                                  -------------       -------------

                       Total partners' capital
                          (Net Asset Value)                         463,940,005         343,956,648
                                                                  -------------       -------------

                                                                  $ 471,489,331       $ 350,790,808
                                                                  =============       =============





                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                          September 30,
                                                      1999                1998                1999               1998
                                                      ----                ----                ----               ----
INCOME
       Futures trading gains (losses)
           Realized                               $ 15,133,172        $ 10,678,426        $ 15,528,154       $ 26,666,162
           Change in unrealized                     (8,538,272)         25,809,659          10,359,061         22,434,743
                                                  ------------        ------------        ------------       ------------

                  Gain from futures trading          6,594,900          36,488,085          25,887,215         49,100,905

       Forward trading gains (losses)
           Realized                                 (3,374,275)        (12,651,292)            908,774         (9,074,793)
           Change in unrealized                     10,038,953           2,611,978           9,733,558           (766,829)
                                                  ------------        ------------        ------------       ------------

                  Gain (loss) from forward
                      trading                        6,664,678         (10,039,314)         10,642,332         (9,841,622)

       Interest income                               5,133,358           3,538,612          13,141,100          9,590,250
                                                  ------------        ------------        ------------       ------------

                  Total income                      18,392,936          29,987,383          49,670,647         48,849,533
                                                  ------------        ------------        ------------       ------------

EXPENSES
       Brokerage fee                                 8,455,263           5,478,314          22,821,715         14,691,213
       Performance fee                                 756,138           2,440,760           1,780,670          4,272,499
       Operating expenses                              203,172             123,473             524,752            363,623
                                                  ------------        ------------        ------------       ------------

                  Total expenses                     9,414,573           8,042,547          25,127,137         19,327,335
                                                  ------------        ------------        ------------       ------------

                  NET INCOME                      $  8,978,363        $ 21,944,836        $ 24,543,510       $ 29,522,198
                                                  ============        ============        ============       ============

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
       (based on weighted average
        number of units outstanding
        during the period)                        $      35.52        $     119.62        $     104.60       $     175.03
                                                  ============        ============        ============       ============

INCREASE IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                          $      31.96        $     114.62        $      84.29       $     155.41
                                                  ============        ============        ============       ============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                                                                      1999                 1998
                                                                                      ----                 ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                                   $  24,543,510        $  29,522,198
      Adjustments to reconcile net income to net cash for
      operating activities
            Net change in unrealized                                              (20,092,619)         (21,667,914)
            Increase (decrease) in accounts payable and accrued expenses             (488,553)             479,910
            Net purchases of investments in United States government
               and agency securities                                             (170,473,665)         (57,999,125)
                                                                                -------------        -------------

                                       Net cash for operating activities         (166,511,327)         (49,664,931)
                                                                                -------------        -------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                              120,616,846           79,121,049
   Increase (decrease) in subscription deposits                                       395,012             (880,104)
   Redemption of units                                                            (23,108,841)         (16,737,755)
   Increase in redemptions payable                                                    749,645              652,971
   Offering costs charged                                                          (2,068,158)          (1,393,575)
   Increase in offering costs payable                                                  59,062               49,509
                                                                                -------------        -------------

                                       Net cash from financing activities          96,643,566           60,812,095
                                                                                -------------        -------------
Net increase (decrease) in cash                                                   (69,867,761)          11,147,164

CASH
   Beginning of period                                                            133,709,716           45,378,186
                                                                                -------------        -------------

   End of period                                                                $  63,841,955        $  56,525,350
                                                                                =============        =============

End of period cash consist of:
   Cash in broker trading accounts                                                 30,881,723           13,587,364
   Cash                                                                            32,960,232           42,937,986
                                                                                -------------        -------------

            Total end of period cash                                            $  63,841,955        $  56,525,350
                                                                                =============        =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                         Partners' Capital
                                   ---------------------------------------------------------------------------------------------
                                           General                           Limited                                Total
                                   ------------------------         ---------------------------       --------------------------
                                      Units        Amount            Units            Amount             Units           Amount
                                      -----        ------            -----            ------             -----           ------
NINE MONTHS ENDED
 SEPTEMBER 30, 1999
Balances at
     December 31, 1998             2,096.643   $   3,483,174       204,942.359    $ 340,473,474       207,039.002    $ 343,956,648

Additions                            653.800       1,090,000        71,840.603      119,526,846        72,494.403      120,616,846

Net income for the nine months
     ended September 30, 1999                        249,008                         24,294,502                         24,543,510

Redemptions                            0.000               0       (13,756.922)     (23,108,841)      (13,756.922)     (23,108,841)

Offering costs                                       (21,009)                        (2,047,149)                        (2,068,158)
                                   ---------   -------------       -----------    -------------       -----------    --------------

Balances at
     September 30, 1999            2,750.443   $   4,801,173       263,026.040    $ 459,138,832       265,776.483    $ 463,940,005
                                   =========   =============       ===========    =============       ===========    =============

NINE MONTHS ENDED
 SEPTEMBER 30, 1998
Balances at
     December 31, 1997             1,473.323   $   2,135,788       145,259.520    $ 210,573,931       146,732.843    $ 212,709,719

Additions                            503.205         750,000        52,812.331       78,371,049        53,315.536       79,121,049

Net income for the nine months
     ended September 30, 1998                        300,849                         29,221,349                         29,522,198

Redemptions                            0.000               0       (11,131.620)     (16,737,755)      (11,131.620)     (16,737,755)

Offering costs                                       (14,211)                        (1,379,364)                        (1,393,575)
                                   ---------   -------------       -----------    -------------       -----------    --------------

Balances at
     September 30, 1998            1,976.528   $   3,172,426       186,940.231    $ 300,049,210       188,916.759    $ 303,221,636
                                   =========   =============       ===========    =============       ===========    =============



                                   Net Asset Value Per Unit
       ----------------------------------------------------------------------------------
       September 30,           December 31,             September 30,       December 31,
            1999                   1998                     1998                1997
       ------------            ------------             ------------        -------------
        $ 1,745.60              $ 1,661.31               $ 1,605.05          $ 1,449.64
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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               E.       Offering Costs

                        The General Partner has incurred total costs in connection with the initial and continuous offering of Units of the Partnership (offering costs) of $10,276,575 through September 30, 1999, $6,003,485 of which has already been reimbursed to the General Partner by the Partnership. At September 30, 1999, the Partnership reflects a liability in the statement of financial condition for offering costs payable to the General Partner of $244,374. The Partnership's liability for offering costs is limited to the maximum of total offering costs incurred by the General Partner or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.

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

               The Partnership pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. The General Partner receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by the General Partner for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the nine months ended September 30, 1999 and 1998, the amounts paid directly to the broker amounted to $2,074,701 and $1,335,565, respectively.

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

Note 4.        OPERATING EXPENSES

               Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Partnership. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for nine months ended September 30, 1999 and 1998.

Note 5.        SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

               Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. As of September 30, 1999 and December 31, 1998, amounts received by the Partnership from prospective limited partners who have not yet been admitted to the Partnership by the General Partner total $411,798 and $16,786, respectively.

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

               The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 1999 and December 31, 1998 was $384,642,465 and $214,168,800, respectively, which equals 83% and 62% of Net Asset Value, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.        TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

               The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the nine months ended September 30, 1999 and 1998 and the related fair values as of September 30, 1999 and December 31, 1998 are as follows:


                              Average Fair Value
                              As of September 30,                               Fair Value as of
                            ----------------------               -----------------------------------------------
                            1999               1998              September 30, 1999            December 31, 1998
                            ----               ----              ------------------            -----------------
Futures contracts       $10,448,000       $ 7,768,000                $14,277,000                   $ 3,918,000
Forward contracts           413,000          (567,000)                 8,728,000                    (1,005,000)


               The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                             Futures Contracts                             Forward Contracts
                                             (exchange traded)                          (non-exchange traded)
                                -----------------------------------------       -------------------------------------------
                                September 30, 1999      December 31, 1998       September 30, 1999        December 31, 1998
                                ------------------      -----------------       ------------------        -----------------
Gross unrealized gains               $19,093,251             $6,289,815          $ 17,355,354               $   7,377,712
Gross unrealized losses               (4,816,473)            (2,372,098)           (8,627,221)                 (8,383,137)
                                    ------------            -----------           ------------              -------------

Net unrealized gain (loss)           $14,276,778             $3,917,717           $ 8,728,133               $  (1,005,425)
                                     ===========             ==========           ===========               =============



               Net trading results from futures contracts are reflected in the statement of operations and equal gain from futures trading less the portion of the brokerage fee paid directly to the broker. Net trading results from forward contracts are reflected in the statement of operations as gain (loss) from forward trading. Such trading results reflect the net gain (loss) arising from the Partnership's speculative trading of futures and forward contracts.

               Open contracts generally mature within three months; as of September 30, 1999 the latest maturity date for open futures contracts is June 2000, and the latest maturity date for open forward contracts is December 1999. However, the Partnership intends to close all contracts prior to maturity. At September 30, 1999 and December 31, 1998, the notional amount of open contracts is as follows:

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.        TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)


                                                             September 30, 1999                          December 31, 1998
                                                             ------------------                          -----------------
                                                     Contracts to         Contracts to         Contracts to         Contracts to
                                                       Purchase              Sell                Purchase               Sell
                                                       --------              ----                --------               ----
    Futures contracts (exchange traded):
         - Long-term interest rates                $  294,100,000       $  711,800,000       $  460,500,000       $  148,700,000
         - Short-term interest rates                  461,600,000        1,283,700,000          305,900,000          307,900,000
         - Stock indices                               74,100,000           95,000,000           67,900,000           11,200,000
         - Agricultural                                   200,000            4,100,000            2,000,000            8,700,000
         - Metals                                     106,800,000            4,600,000            6,500,000           47,500,000
         - Energy                                      68,900,000                    0                    0           17,100,000

    Forward contracts (non-exchange traded):
         - Currencies                                 930,300,000          565,500,000          435,100,000          386,200,000
                                                   --------------       --------------       --------------       --------------

                                                   $1,936,000,000       $2,664,700,000       $1,277,900,000       $  927,300,000
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

Note 7.        INTERIM FINANCIAL STATEMENTS

               The Statement of Financial Condition as of September 30, 1999, the Statements of Operations for the three months and nine months ended September 30, 1999 and 1998, the Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 and the Statements of Changes in Partners' Capital (Net Asset Value) for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 1999 and the results of operations for the three months and nine months ended September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of the Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $428,885,195 have been accepted during the continuing offering period as of October 1, 1999. Redemptions over the same time period total $77,970,648. The Fund commenced operations on April 18, 1994.

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

Results of Operations


The returns for the nine months ending September 30, 1999 and 1998 were 5.07% and 10.72%, respectively. Of the 5.07% increase in 1999, approximately 8.55% was due to trading gains (before commissions) and approximately 3.26% was due to interest income, offset by approximately 6.74% in brokerage fees, performance fees, operating costs and offering costs borne by the Fund. An analysis of the 8.55% trading gains by sector is as follows:

SECTOR                                                % GAIN (LOSS)
------                                                -------------
Interest Rates                                           3.10%

Stock Indices                                           (5.88)

Currencies                                               2.44

Metals                                                    .81

Agriculturals                                            (.24)

Energy                                                   8.32
                                                         ----

                                                         8.55%
                                                         ====


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

The trends that were in place at the end of June continued into July and our portfolios showed strong profits at mid month. During the second half of the July, every major trend failed and several markets turned sharply against us eliminating the profits earned in the first half of the month. In August, the most profitable sectors were the energy and currency sectors. Whipsawing inflation expectations caused losses in the stock indicies and interest rate sectors. In September, continued perception of recovery in Asia pushed the Yen higher against the U.S. dollar and European currencies and pushed energy and base metal prices higher. The announcement of a coordinated change in European central bank policy cause gold prices to rise significantly. Our gold position is small and we switched from short to long positions early enough to say flat in this market.

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


                                CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                            (Registrant)

                                By: Campbell & Company, Inc.
                                    General Partner


Date:  November 11, 1999        By: /s/Theresa D. Livesey
                                    -----------------------
                                    Theresa D. Livesey
                                    Chief Financial Officer/Treasurer/Director