Form 10-K405
period 1999-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2000-03-30
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]       OF THE SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]


                   For the Fiscal Year Ended December 31, 1999
                       Commission File Number 0-22260 and
                                     2-84126

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934     [NO FEE REQUIRED]

            For the transition period from             to
                                           -----------    ----------

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    52-1823554
----------------------------------        --------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

    210 W. PENNSYLVANIA AVENUE
        BALTIMORE, MARYLAND                                21204
 ---------------------------------        --------------------------------------

Registrant's telephone number, including area code:      (410)  296-3301
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

                              Yes   X    No
                                  -----     -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.      [X]

The Registrant has no voting stock. As of December 31, 1999 there were 276,039.045 Units of Limited Partnership Interest issued and outstanding.

Total number of pages 31. Consecutive page numbers on which exhibits commence:
31.
---

DOCUMENTS INCORPORATED BY REFERENCE

         Prospectus dated August 27, 1999 and the supplement to the prospectus dated January 28, 2000 included within the Post-Effective Amendment Number 1 to the Registration Statement on Form S-1 (File No. 333-80933), incorporated by reference into Parts I, II, III and IV.

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

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $660,000,000 through March 2000. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

         A total of $476,892,001 has been raised in the initial and continuing offering periods through December 31, 1999.

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

         The Registrant engages in financial instrument trading in up to approximately 60 financial instrument contracts on domestic and international markets. Campbell & Company utilizes its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Large Portfolio (25% allocation) in trading the Registrant's assets. As of March, 2000, the Fund's assets are allocated to the different market sectors in approximately the following manner: 36% to currencies, 27% to interest rates, 14% to stock indices, 15% to energy products, 7% to metals and 1% to agricultural. The contracts traded by the Registrant will fluctuate from time to time.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 1999, there were 16,568 Limited Partners in the Registrant and 276,039.045 Units of Limited Partnership Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.           SELECTED FINANCIAL DATA

Dollars in thousands, except per Unit amounts

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                              1999            1998                1997             1996          1995
                                          ------------    -------------       ------------      -----------    ---------
Total Assets..........................    $    496,841    $     350,791       $    220,404      $   111,367    $  46,492
Total Partners' Capital...............         484,020          343,957            212,710          107,737       45,074
Total Income (Loss)...................          57,598           68,510             40,234           26,624        6,201
Net Income (Loss).....................          23,306           40,695             24,011           19,058        3,509
Net Income (Loss) Per General
     and Limited Partner Unit.........           95.52           232.33             208.78           327.00       103.74
Increase (Decrease) in Net Asset
Value per General and Limited
     Partner Unit.....................           73.88           211.67             181.48           296.12        88.27

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

RESULTS OF OPERATIONS

         The returns for the years ended December 31, 1999 and 1998 were 4.45% and 14.60%, respectively. For 1999, the majority of the 4.45% increase in net asset value per unit occurred in the first half of the year, when approximately 60% of the total trading gains for the year were posted. Of the 4.45% increase, approximately 9.19% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 9.42% in brokerage fees, performance fees and operating costs borne by the Fund. An analysis of the 9.19% trading gains by sector is as follows:

SECTOR                                   % GAIN (LOSS)
------                                   -------------
Energies                                    8.88%
Currencies                                  2.48
Metals                                       .51
Interest Rates                               .60
Agriculturals                               (.22)
Stock Indices                              (3.06)
                                           ------
                                            9.19%
                                           ======


         In January 1999, most markets the Fund trades in were trendless, yet volatile enough to move it in and out of positions, incurring a string of relatively small losses. The gain for February was earned primarily in the currency and interest rate sectors. Short positions in U.S. treasury notes and bonds yielded enough profits to compensate for the losses incurred in European interest rates, which have been slower to turn from long to short. The yen was volatile, trading both sharply higher and sharply lower against the U.S. dollar during February, but it ended the month on a slide which appeared to have some momentum. On balance the Fund's yen positions lost money during February, but short positions in the European currencies, primarily the Swiss franc and the Euro, were profitable. In March, the currency and energy sectors provided positive returns. The U.S. dollar continued to appreciate against the Euro and the Swiss franc, while weaker yen was profitable against sterling, the Swiss franc, and the Euro. All other portfolio sectors showed small losses for the month.

         April produced profitable results for the Fund with gains in the currencies, stock indices, energy and metal sectors. The U.S. dollar continued its strong upward trend against the Euro and Swiss franc which lead to the Fund's gains in the currency sector. The Fund incurred losses in global interest rates where the markets were too trendless to offer any real opportunity. In May, the energy and metal sectors were down sharply causing losses on the Fund's long positions in these two sectors contributing to our loss for the month. Profits on short interest rate positions were offset by losses on long U.S. dollar and foreign equity index positions. Interest rate positions were the biggest contributor to the positive performance for June. The Fund's short positions in this sector profited from the persistent increase in the U.S. interest rates. The Fund also had strong performance in the energy and stock indices sectors during the month.

         The trends that were in place at the end of June continued into July and our portfolios showed strong profits at mid month. During the second half of the July, every major trend failed and several markets turned sharply against us eliminating the profits earned in the first half of the month. In August, the most profitable sectors were the energy and currency sectors. Whipsawing inflation expectations caused losses in the stock indices and interest rate sectors. In September, continued perception of recovery in Asia pushed the Yen higher against the U.S. dollar and European currencies and pushed energy and base metal prices higher. The announcement of a coordinated change in European central bank policy caused gold prices to rise significantly. Our gold position is small and we switched from short to long positions early enough to stay flat in this market.

         Price action was largely without direction in October until the end of the month when the Employment Cost Index (ECI) numbers were released. Due to the ECI being lower than expected, bond and equity prices rallied and base metal and energy prices sold off causing losses in our long energy, long metal and short energy positions. The standout feature of November was the continued divergence in the energy markets. During the month, crude oil traded higher while natural gas sold off. By month-end, these trends were in reverse, but we managed to hold on to enough gains to register a small gain for the month. During December, the air of uncertainty and apprehension left many market participants unwilling to participate in global financial markets causing market liquidity to be greatly reduced. Our response was to trim our portfolio to only the most liquid of contracts. The sectors that performed well for us were energies, equities, and interest rates. Performance was as good as we could have expected given the unique circumstances in December.

1998

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

SECTOR                                  % GAIN (LOSS)
------                                  -------------
Interest Rates                              18.46%
Stock Indices                                2.03
Currencies                                   2.41
Energies                                     (.11)
Agriculturals                                (.62)
Metals                                      (1.29)
                                            ------
                                            20.88%
                                            ======

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

         In early October the Fed-led bail out of LTCM had a profound effect on the currency and interest rate markets. Fears that other hedge funds had similar exposure prompted banks and investment houses to reduce credit lines aggressively. The shift of investment priority from profit potential to capital preservation created severe market dislocations, as many large positions were unwound. We recorded slight losses in the long-term interest rate sector, as long-term interest rate instruments were initially bid to record highs, and then collapsed. Currencies were the big winner for the month with the majority of the gains coming from the Japanese yen, Deutsche mark, and Swiss franc. November was a choppy month, with the exception of the energy complex, which trended sharply lower posting gains for the month. The currency sector was the biggest loser for the month. With the historic advent of the Euro closing in, and the uncertainty that such a momentous event creates, there was anticipation of illiquid and choppy currency markets through the end of the year. December was a relatively slow month, largely as a result of the market illiquidity. Global interest rates continued to decline except in the U.S. where bond prices weakened. The yen continued to strengthen against the U.S. dollar posting gains for the month. The strength of the yen was largely a result of the sharp increase in Japanese interest rates, and our short positions in the interest rate instruments benefited, although this was largely offset by losses in our U.S. interest rate positions.

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

         In addition to market risk, in entering into futures and forward contracts there is a risk to the Fund (credit risk) that a counterparty will not be able to meet its obligations to the Fund. The counterparty of the Fund for futures contracts traded in the United States and most foreign exchanges on which the Fund trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Fund trades on exchanges where the clearinghouse is not backed by the membership (i.e. some foreign exchanges) or when the Fund enters into off-exchange contracts (i.e. forward contracts) with a counterparty, the sole recourse of the Fund will be the clearinghouse or the counterparty as the case may be. Campbell & Company, in its business as a commodity trading advisor and through its many relationships with brokers, monitors the creditworthiness of the exchanges and the clearing members of the foreign exchanges with which it does business for the Fund and other clients. With respect to forward contract trading, the Fund trades with only those counterparties which the General Partner has determined to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. While the General Partner monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Fund.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 1999 and 1998 and the trading gains/losses by market category for the year ended December 31, 1999. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 1999 and 1998, the Fund's total capitalization was approximately $484 million and $344 million, respectively.

                                        DECEMBER 31, 1999
                                        -----------------

                                                              % OF TOTAL              TRADING
MARKET SECTOR                       VALUE AT RISK           CAPITALIZATION          GAIN/(LOSS)*
-------------                       -------------           --------------          ------------

Currencies                          $14.25 million              2.94%                   2.48%
Interest Rates                      $12.32 million              2.55%                    .60%
Stock Indices                       $ 7.81 million              1.61%                  (3.06%)
Energy                              $ 4.80 million               .99%                   8.88%
Metals                              $ 2.27 million               .47%                    .51%
Agriculturals                       $  .19 million               .04%                   (.22%)
                                    --------------              -----                  ------

   Total                            $41.64 million              8.60%                   9.19%
                                    ==============              =====                  ======


* - Of the 4.45% return for the year ended December 31, 1999, approximately 9.19% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 9.42% in brokerage fees, performance fees and operating costs borne by the Fund.

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

         The following were the primary trading risk exposures of the Fund as of December 31, 1999, by market sector.

Currencies

         Exchange rate risk is the principal market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. dollar. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Fund in expressing Value at Risk in a functional currency other than dollars.

Interest Rates

         Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of other nations -- e.g., Switzerland and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Fund were the medium- to long-term rates to remain steady.

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 1999, the Fund's primary exposures were in the S&P 500, Financial Times (England) and Nikkei (Japan) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Advisor does trade natural gas, oil is the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's primary metals market exposure is to fluctuations in the price of aluminum, copper, gold and nickel. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

Agriculturals

         The Fund's primary agricultural exposure is to softs and grains price movements, which are often directly affected by severe or unexpected weather conditions. Soybean oil, coffee and cotton accounted for the substantial bulk of the Fund's agricultural exposure as of December 31, 1999.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of December 31, 1999.

Foreign Currency Balances

         The Fund's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                     PART II

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator
(CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Baltimore, Maryland 21204, (410) 296-3301. Campbell & Company's directors and executive officers are as follows:

RICHARD M. BELL, 47, began his employment with Campbell & Company in May 1990 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for the assets under Campbell's management. From September 1986 through May 1990, Mr. Bell was the managing general partner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange ("PHLX") and Philadelphia Board of Trade ("PBOT"). From July 1975 through September 1986, Mr. Bell was a stockholder and Executive Vice-President of Tague Securities, Inc., a registered broker-dealer. Mr. Bell graduated from Lehigh University with a B.S. in Finance.

D. KEITH CAMPBELL, 57, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until January 1, 1994, and Chief Executive Officer until January 1, 1998. Mr. Campbell is the majority stockholder. From 1971 through June 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. He is an Associated Person of Campbell & Company.

WILLIAM C. CLARKE, III, 48, joined Campbell & Company in June 1977 and serves as an EXECUTIVE VICE PRESIDENT and DIRECTOR. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research, which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

BRUCE L. CLELAND, 52, joined Campbell & Company in January 1993 and serves as PRESIDENT, CHIEF EXECUTIVE OFFICER and a DIRECTOR. Prior to 1994, he was Executive Vice President. From May 1986 through December 1992, Mr. Cleland served in various principal roles with the following firms: President, Institutional Brokerage Corporation, a floor broker; President, Institutional Advisory Corporation, a commodity trading advisor and commodity pool operator; President, F&G Management, Inc., a commodity trading advisor; President, Hewlett Trading Corporation, a commodity pool operator. Prior to this, Mr. Cleland was employed by Rudolf Wolff Futures Inc., a futures commission merchant, where he served as President until 1986. Mr. Cleland graduated in 1969 from Victoria University in Wellington, New Zealand where he received a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

XIAOHUA HU, 36, serves as a VICE PRESIDENT - RESEARCH and has been employed by Campbell & Company since 1994. From 1992 to 1994, he was employed in Japan by Line System as a software engineer, where he participated in the research and development of computer software, including programs for production systems control and software development. Mr. Hu received his B.A. in Manufacturing Engineering from Changsha University of Technology in China in 1982. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology in Japan, in 1987 and 1992 respectively. During his studies at Toyohasi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers.

PHIL LINDNER, 45, serves as VICE PRESIDENT - INFORMATION TECHNOLOGY. He has been employed by Campbell & Company since October 1994. He was appointed the IT Director in March 1996 and Vice President in January 1998. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of race track computer systems.

JAMES M. LITTLE, 53, joined Campbell & Company in April 1990 and serves as EXECUTIVE VICE PRESIDENT - MARKETING and a DIRECTOR. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 through April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From January 1984 through March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a registered commodity pool operator and registered broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.

THERESA D. LIVESEY, 36, joined Campbell & Company in 1991 and serves as the CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, and a DIRECTOR. In addition to her role as CFO, Ms. Livesey also oversees administration and compliance. From December 1987 to June 1991, she was employed by Bank of Maryland Corporation, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Livesey is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Livesey is an Associated Person of Campbell & Company.

V. TODD MILLER, 38, serves as a VICE PRESIDENT - RESEARCH and has been employed by Campbell & Company since 1994. From 1993 to 1994, Mr. Miller was an assistant professor in the department of Computer Information Science at the University of Florida, where he taught classes in object oriented programming, numerical analysis and programming in C, C++ and LISP. Mr. Miller holds a variety of degrees from the University of Florida, including an Associates degree in architecture and a B.A. in Business with a concentration in computer science. In 1988, he received his M.A. in Engineering with a concentration in artificial intelligence. Mr. Miller completed his education in 1993 with a Ph.D. in Engineering with a concentration in computer simulation.

ALBERT NIGRIN, 38, serves as a VICE PRESIDENT - RESEARCH and has been employed by Campbell & Company since 1995. From 1991 to 1995, Mr. Nigrin was an assistant professor in the department of Computer Science and Information Systems at American University in Washington D.C., where he taught classes in artificial intelligence, computer programming and algorithms to both graduate and undergraduate students. While teaching, he also wrote and published Neural Networks for Pattern Recognition. Mr. Nigrin received a B.A. in Electrical Engineering in 1984 from Drexel University. He then proceeded directly to a Ph.D. program and received his degree in Computer Science in 1990 from Duke University, where his doctoral studies concentrated in the areas of artificial intelligence and neural networks.

MARKUS RUTISHAUSER, 38, serves as VICE PRESIDENT - TRADING and has been employed by Campbell & Company since October 1993, with responsibility for day-to-day foreign exchange trading. Prior to joining Campbell, Mr. Rutishauser worked two years at Maryland National Bank in Baltimore as an Assistant Vice President in Foreign Exchange trading. Prior to that, he was employed by Union Bank of Switzerland, spending four years in their Zurich office and another four years in their New York office, in the Foreign Exchange Department. Mr. Rutishauser graduated from the University of Fairfield with a degree in Finance. He subsequently completed his MBA at the University of Baltimore in January 1996.

C. DOUGLAS YORK, 41, has been employed by Campbell & Company since November 1992 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for foreign exchange markets. From January 1991 to November 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 1999, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 1999, Campbell & Company owned 2,904.862 Units of General Partnership Interest having a value of $5,040,488. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

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

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 26, 2000.

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                     By:   CAMPBELL & COMPANY, INC.
                     General Partner

                     By:   /s/ Theresa D. Livesey
                           ----------------------
                               Theresa D. Livesey
                               Chief Financial Officer, Secretary,
                               Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 26, 2000.

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


/s/ William C. Clarke, III
--------------------------
William C. Clarke, III                                        Executive Vice President and Director


/s/ Bruce L. Cleland
--------------------
Bruce L. Cleland                                              President, Chief Executive Officer and Director


/s/ Theresa D. Livesey
----------------------
Theresa D. Livesey                                            Chief Financial Officer,  Secretary,
                                                              Treasurer and Director


/s/ James M. Little
-------------------
James M. Little                                               Executive Vice President and Director

                          CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                  ANNUAL REPORT

                                December 31, 1999

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P

                                      INDEX

                                                                 PAGES
                                                                 -----

INDEPENDENT AUDITOR'S REPORT                                       21

FINANCIAL STATEMENTS

Statements of Financial Condition
December 31, 1999 and 1998                                         22


Statements of Operations For  the Years
Ended December 31, 1999, 1998 and 1997                             23


Statements of Cash Flows For the Years
Ended December 31, 1999, 1998 and 1997                             24


Statements of Changes in Partners Capital (Net Asset Value)
For the Years Ended December 31, 1999, 1998 and 1997               25


Notes to Financial Statements                                     26-31

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


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 1999 and 1998, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 1999 and 1998, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
January 24, 2000

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998

                                                                   1999                1998
                                                                   ----                ----
ASSETS

    Equity in broker trading accounts
       Cash                                                    $ 54,186,103       $  88,830,060
       United States government securities                      256,915,665         114,491,286
       Unrealized gain on open futures contracts                 16,512,156           3,917,717
                                                               ------------       -------------

              Deposits with broker                              327,613,924         207,239,063

    Cash and cash equivalents                                    33,978,199          44,879,656
    United States government securities                         129,150,061          99,677,514
    Unrealized gain (loss) on open forward contracts              6,098,317          (1,005,425)
                                                               ------------       -------------

              Total assets                                     $496,840,501       $ 350,790,808
                                                               ============       =============

LIABILITIES
    Accounts payable                                           $    260,063       $     222,124
    Brokerage fee                                                 3,118,646           2,164,020
    Performance fee                                                       0           1,985,393
    Offering costs payable                                          259,595             185,312
    Redemptions payable                                           9,074,798           2,260,525
    Subscription deposits                                           107,295              16,786
                                                               ------------       -------------

              Total liabilities                                  12,820,397           6,834,160
                                                               ------------       -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 2,904.862 and 2,096.643 units
       outstanding at December 31, 1999 and 1998                  5,040,488           3,483,174
    Limited Partners - 276,039.045 and 204,942.359 units
       outstanding at December 31, 1999 and 1998                478,979,616         340,473,474
                                                               ------------       -------------

              Total partners' capital
                 (Net Asset Value)                              484,020,104         343,956,648
                                                               ------------       -------------

                                                               $496,840,501       $ 350,790,808
                                                               ============       =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                      1999               1998                1997
                                                      ----               ----                ----
INCOME
    Futures trading gains (losses)
       Realized                                    $15,028,356       $ 53,795,803        $ 16,927,642
       Change in unrealized                         12,594,439         (4,649,349)          8,262,159
                                                   -----------       ------------        ------------

              Gain from futures trading             27,622,795         49,146,454          25,189,801
                                                   -----------       ------------        ------------

    Forward trading gains (losses)
       Realized                                      4,085,047          8,873,435           7,406,539
       Change in unrealized                          7,103,742         (2,333,555)           (339,743)
                                                   -----------       ------------        ------------

              Gain from forward trading             11,188,789          6,539,880           7,066,796
                                                   -----------       ------------        ------------

    Interest income                                 18,786,307         12,823,294           7,977,840
                                                   -----------       ------------        ------------

              Total income                          57,597,891         68,509,628          40,234,437
                                                   -----------       ------------        ------------

EXPENSES
    Brokerage fee                                   31,758,700         21,002,047          12,288,681
    Performance fee                                  1,780,671          6,303,339           3,565,668
    Operating expenses                                 752,312            509,686             368,925
                                                   -----------       ------------        ------------

              Total expenses                        34,291,683         27,815,072          16,223,274
                                                   -----------       ------------        ------------

              NET INCOME                           $23,306,208       $ 40,694,556        $ 24,011,163
                                                   ===========       ============        ============

NET INCOME PER GENERAL AND
    LIMITED PARTNER UNIT
       (based on weighted average number
       of units outstanding during the year)       $     95.52       $     232.33        $     208.78
                                                   ===========       ============        ============

INCREASE IN NET ASSET VALUE
    PER GENERAL AND LIMITED
    PARTNER UNIT                                   $     73.88       $     211.67        $     181.48
                                                   ===========       ============        ============



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                         1999               1998              1997
                                                                         ----               ----              ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                       $   23,306,208    $   40,694,556     $   24,011,163
      Adjustments to reconcile net income to
         net cash (for) operating activities
             Net change in unrealized                                  (19,698,181)        6,982,904         (7,922,416)
             Increase (decrease) in accounts payable
                and accrued expenses                                      (992,828)          314,669          1,193,491
             Net (purchases) of investments
                in United States government and agency
                securities                                            (171,896,926)      (49,038,541)      (118,621,145)
                                                                    --------------    --------------     --------------

                   Net cash (for) operating activities                (169,281,727)       (1,046,412)      (101,338,907)
                                                                    --------------    --------------     --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                   158,931,214       117,408,144         96,000,283
   Increase (decrease) in subscription deposits                             90,509          (868,319)           752,069
   Redemption of units                                                 (39,327,023)      (24,906,260)       (13,866,080)
   Increase (decrease) in redemptions payable                            6,814,273          (368,639)         2,052,048
   Offering costs charged                                               (2,846,943)       (1,949,511)        (1,172,450)
   Increase in offering costs payable                                       74,283            62,527             66,158
                                                                    --------------    --------------     --------------

                   Net cash from financing activities                  123,736,313        89,377,942         83,832,028
                                                                    --------------    --------------     --------------

Net increase (decrease) in cash and cash equivalents                   (45,545,414)       88,331,530        (17,506,879)

CASH AND CASH EQUIVALENTS
   Beginning of year                                                   133,709,716        45,378,186         62,885,065
                                                                    --------------    --------------     --------------

   End of year                                                      $   88,164,302    $  133,709,716     $   45,378,186
                                                                    ==============    ==============     ==============

End of year cash and cash equivalents consists of:
   Cash in broker trading accounts                                  $   54,186,103    $   88,830,060     $   17,401,415
   Cash and cash equivalents                                            33,978,199        44,879,656         27,976,771
                                                                    --------------   ---------------     --------------

                   Total end of year cash and
                       cash equivalents                             $   88,164,302     $ 133,709,716     $   45,378,186
                                                                    ==============     =============     ==============



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                     Partners' Capital
                                  --------------------------------------------------------------------------------------------
                                          General                        Limited                            Total
                                  -------------------------   ----------------------------     -------------------------------
                                    Units         Amount         Units          Amount             Units            Amount
                                    -----         ------         -----          ------             -----            ------

Balances at
    December 31, 1996               885.938     $1,123,514     84,069.060     $106,613,289       84,954.998       $107,736,803

Net income for the year
    ended December 31, 1997                        244,185                      23,766,978                          24,011,163

Additions                           587.385        780,007     71,325.080       95,220,276       71,912.465         96,000,283

Redemptions                           0.000              0    (10,134.620)     (13,866,080)     (10,134.620)       (13,866,080)

Offering costs                                     (11,918)                     (1,160,532)                         (1,172,450)
                                  ---------     ----------    -----------     ------------      -----------       ------------

Balances at
    December 31, 1997             1,473.323      2,135,788    145,259.520      210,573,931      146,732.843        212,709,719

Net income for the year
    ended December 31, 1998                        417,357                      40,277,199                          40,694,556

Additions                           623.320        950,000     75,725.965      116,458,144       76,349.285        117,408,144

Redemptions                           0.000              0    (16,043.126)     (24,906,260)     (16,043.126)       (24,906,260)

Offering costs                                     (19,971)                     (1,929,540)                         (1,949,511)
                                  ---------     ----------    -----------     ------------      -----------       ------------

Balances at
    December 31, 1998             2,096.643      3,483,174    204,942.359      340,473,474      207,039.002        343,956,648

Net income for the year
    ended December 31, 1999                        236,380                      23,069,828                          23,306,208

Additions                           808.219      1,350,000     94,344.964      157,581,214       95,153.183        158,931,214

Redemptions                           0.000              0    (23,248.278)     (39,327,023)     (23,248.278)       (39,327,023)

Offering costs                                     (29,066)                     (2,817,877)                         (2,846,943)
                                  ---------     ----------    -----------     ------------      -----------       ------------

Balances at
    December 31, 1999             2,904.862     $5,040,488    276,039.045     $478,979,616      278,943.907       $484,020,104
                                  =========     ==========    ===========     ============      ===========       ============


              Net Asset Value Per General and Limited Partner Unit
              ----------------------------------------------------
                                  December 31,
                  1999                1998                1997
                  ----                ----                ----

               $1,735.19           $1,661.31           $1,449.64
               =========           =========           =========


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Fund

                  Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts and forward contracts.

           B.     Regulation

                  As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Acts of 1933 and 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Fund trades.

           C.     Method of Reporting

                  The Fund's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Fund's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract purchase price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

                  For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

           E.     Income Taxes

                  The Fund prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           F.     Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $11,391,315 through December 31, 1999, $6,767,049 of which has already been reimbursed to Campbell & Company by the Fund. At December 31, 1999, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $259,595. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

                  The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

           G.     Foreign Currency Transactions

                  The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Note 2.    GENERAL PARTNER AND COMMODITY TRADING ADVISOR

           The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The Amended Agreement of Limited Partnership provides that Campbell & Company may make withdrawals of its units, provided that such withdrawals do not reduce Campbell & Company's aggregate percentage interest in the Fund to less than 1% of the net aggregate contributions.

           Campbell & Company is required by the Amended Agreement of Limited Partnership to maintain a net worth equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Fund. The minimum net worth shall in no case be less than $50,000 nor shall net worth in excess of $1,000,000 be required.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 2.    GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

           Commencing September 1, 1997, the Fund pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. Campbell & Company receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by Campbell & Company for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. Prior to September 1, 1997, the monthly brokerage fee was equal to 1/12 of 8% (8% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 1% (1% annualized) of month-end net assets. During 1999, 1998 and 1997, the amounts paid directly to the broker amounted to $2,887,155, $1,909,277 and $1,366,757, respectively.

           Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income.

Note 3.    DEPOSITS WITH BROKER

           The Fund deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Fund earns interest income on its assets deposited with the broker.

Note 4.    OPERATING EXPENSES

           Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 1999, 1998 and 1997.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of December 31, 1999 and 1998, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $107,295 and $16,786, respectively.

           The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a unit, no redemption fees apply.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS

           The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading program. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

           The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 1999 and 1998 was $386,065,726 and $214,168,800, respectively, which equals 80% and 62% of Net Asset Value, respectively.

           The Fund trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward contracts typically involves delayed cash settlement.

           The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Fund requires collateral for repurchase agreements.

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during 1999, 1998 and 1997, and the related fair values as of December 31, 1999 and 1998 are as follows:

                                                                                                  Fair Value as of
                                                        Average Fair Value                          December 31,
                                                        ------------------                          ------------

                                                1999            1998           1997             1999           1998
                                                ----            ----           ----             ----           ----

                Futures contracts           $11,770,000      $9,660,000     $4,110,000       $16,512,000    $ 3,918,000
                Forward contracts             2,030,000       3,490,000         70,000         6,098,000     (1,005,000)

           The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                             Futures Contracts                  Forward Contracts
                                                             (exchange traded)                (non-exchange traded)
                                                               December 31,                       December 31,
                                                               ------------                       ------------

                                                          1999             1998              1999             1998
                                                          ----             ----              ----             ----

                Gross unrealized gains                 $16,698,403       $ 6,289,815      $ 7,528,691       $ 7,377,712
                Gross unrealized (losses)                 (186,247)       (2,372,098)      (1,430,374)       (8,383,137)
                                                       -----------       -----------      -----------       -----------

                    Net unrealized gain (loss)         $16,512,156       $ 3,917,717      $ 6,098,317       $(1,005,425)
                                                       ===========       ===========      ===========       ===========

           Net trading results from futures contracts are reflected in the statement of operations and equal gain from futures trading less the portion of the brokerage fee paid directly to the broker. Net trading results from forward contracts are reflected in the statement of operations as gain from forward trading. Such trading results reflect the net gain arising from the Fund's speculative trading of futures and forward contracts.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Open contracts generally mature within three months; as of December 31, 1999, the latest maturity date for open futures contracts is September 2000, and the latest maturity date for open forward contracts is March 2000. However, the Fund intends to close all contracts prior to maturity. At December 31, 1999 and 1998, the notional amount of open contracts is as follows:

                                                                     1999                               1998
                                                                     ----                               ----
                                                        Contracts to        Contracts to      Contracts to      Contracts to
                                                          Purchase              Sell            Purchase            Sell
                                                          --------              ----            --------            ----
           Futures contracts (exchange traded):
             - Long-term interest rates                  $219,100,000    $   429,900,000    $   460,500,000     $148,700,000
             - Short-term interest rates                            0      1,089,900,000        305,900,000      307,900,000
             - Stock indices                              140,100,000                  0         67,900,000       11,200,000
             - Agricultural                                         0          5,500,000          2,000,000        8,700,000
             - Metals                                      48,800,000          3,900,000          6,500,000       47,500,000
             - Energy                                      84,300,000         17,200,000                  0       17,100,000

           Forward contracts
             (non-exchange traded):
             - Currencies                                 366,000,000        588,600,000        435,100,000      386,200,000
                                                         ------------     --------------     --------------     ------------

                                                         $858,300,000     $2,135,000,000     $1,277,900,000     $927,300,000
                                                         ============     ==============     ==============     ============

           The above amounts do not represent the Fund's risk of loss due to market and credit risk, but rather represent the Fund's extent of involvement in derivatives at the date of the statement of financial condition.

           Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that they will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                                INDEX TO EXHIBITS


                                                                                                  Sequentially
                                                                                                    Numbered
Exhibit No.                                  Exhibit                                                  Page
-----------                                  -------                                              -----------
1.01                         Form of Selling Agreement among the Registrant, Campbell &               n/a
                             Company, PaineWebber Incorporated and the Selling Agent **

1.02                         Form of Auxiliary Selling Agreement  **                                  n/a

3.01                         Agreement of Limited Partnership of the Registrant dated                 n/a
                             May 11, 1993 * (1)

3.02                         Certificate of Limited Partnership of the Registrant *                   n/a

3.03                         Amended Agreement of Limited Partnership of the Registrant *** (1)       n/a

10.01                        Form of Advisory Agreement between the Registrant and                    n/a
(Amended)                    Campbell & Company * (1)

10.02                        Form of Customer Agreement between the Registrant and                    n/a
                             PaineWebber Incorporated *

10.04                        Escrow Agreement between the Registrant and                              n/a
                             Mercantile Safe Deposit & Trust Company *

27.01                        Financial Data Schedule                                                   33

---------------------------------------

  * Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-67164) filed on August 9, 1993.

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