Form 10-Q
period 2000-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2000-05-15
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                              -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                        --------------------------------------------------------

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                           52-1823554
-------------------------------               -----------------------------------------
   (State of Organization)                       (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                            21204
-------------------------------               -----------------------------------------
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

                                Yes [X] No [ ]

                            Total number of Pages: 25
                                                  ----

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The following financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of March 31, 2000 (Unaudited) and
             December 31, 1999 (Audited)

         Statements of Operations for the Three Months Ended
             March 31, 2000 and 1999 (Unaudited)

         Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 1999 (Unaudited)

         Statements of Changes in Partners' Capital (Net Asset Value) for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2000 (Unaudited) and December 31, 1999 (Audited)

                                                                                                 March 31,          December 31,
                                                                                                   2000                1999
                                                                                                ------------       ------------
ASSETS
       Equity in broker trading accounts
           Cash                                                                                 $ 49,540,030       $ 54,186,103
           United States government securities                                                   271,624,376        256,915,665
           Unrealized gain on open futures contracts                                               4,423,465         16,512,156
                                                                                                ------------       ------------

                       Deposits with broker                                                      325,587,871        327,613,924

       Cash and cash equivalents                                                                  52,001,117         33,978,199
       United States government securities                                                       129,051,163        129,150,061
       Unrealized gain on open forward contracts                                                     712,085          6,098,317
                                                                                                ------------       ------------

                       Total assets                                                             $507,352,236       $496,840,501
                                                                                                ============       ============

LIABILITIES
       Accounts payable                                                                         $    120,772       $    260,063
       Brokerage fee                                                                               3,167,600          3,118,646
       Offering costs payable                                                                        272,499            259,595
       Redemptions payable                                                                         5,870,713          9,074,798
       Subscription deposits                                                                           5,010            107,295
                                                                                                ------------       ------------

                       Total liabilities                                                           9,436,594         12,820,397
                                                                                                ------------       ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
       General Partner - 3,201.572 and 2,904.862 units
           outstanding at March 31, 2000 and                                                       5,564,460          5,040,488
           December 31, 1999
       Limited Partners - 283,279.245 and 276,039.045
           units outstanding at March 31, 2000 and
           December 31, 1999                                                                     492,351,182        478,979,616
                                                                                                ------------       ------------

                       Total partners' capital
                          (Net Asset Value)                                                      497,915,642        484,020,104
                                                                                                ------------       ------------

                                                                                                $507,352,236       $496,840,501
                                                                                                ============       ============

                             See accompanying notes

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                             2000                 1999
                                                             ----                 ----
INCOME
       Futures trading gains (losses)
           Realized                                      $ 12,534,823        $(11,613,905)
           Change in unrealized                           (12,088,691)          6,781,501
                                                         ------------        ------------

                  Gain (loss) from futures trading            446,132          (4,832,404)
                                                         ------------        ------------

       Forward trading gains (losses)
           Realized                                         9,804,973          (4,855,999)
           Change in unrealized                            (5,386,232)          3,451,776
                                                         ------------        ------------

                  Gain (loss) from forward trading          4,418,741          (1,404,223)
                                                         ------------        ------------

       Interest income                                      6,489,772           3,767,249
                                                         ------------        ------------

                  Total income (loss)                      11,354,645          (2,469,378)
                                                         ------------        ------------

EXPENSES
       Brokerage fee                                        9,641,479           6,666,131
       Performance fee                                         27,870                   0
       Operating expenses                                     235,385             174,095
                                                         ------------        ------------

                  Total expenses                            9,904,734           6,840,226
                                                         ------------        ------------

                  NET INCOME (LOSS)                      $  1,449,911        $ (9,309,604)
                                                         ============        ============

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
       (based on weighted average
        number of units outstanding
        during the period)                               $       5.17        $     (43.25)
                                                         ============        ============

INCREASE (DECREASE) IN NET ASSET
VALUE PER GENERAL
AND LIMITED PARTNER UNIT                                 $       2.85        $     (49.66)
                                                         ============        ============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                            2000                 1999
                                                                                            ----                 ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                                         $   1,449,911        $  (9,309,604)
   Adjustments to reconcile net income to net cash from (for)
   operating activities
            Net change in unrealized                                                     17,474,923          (10,233,277)
            Decrease in accounts payable and accrued expenses                               (90,337)          (1,929,201)
            Net (purchases) of investments in United States
            government securities                                                       (14,609,813)        (113,298,914)
                                                                                      -------------        -------------

                                       Net cash from (for) operating activities           4,224,684         (134,770,996)
                                                                                      -------------        -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                                     34,288,897           44,417,276
   Increase (decrease) in subscription deposits                                            (102,285)              83,267
   Redemption of units                                                                  (21,025,773)          (5,815,744)
   Decrease in redemptions payable                                                       (3,204,085)            (190,277)
   Offering costs charged                                                                  (817,497)            (623,214)
   Increase in offering costs payable                                                        12,904               22,426
                                                                                      -------------        -------------

                                       Net cash from financing activities                 9,152,161           37,893,734
                                                                                      -------------        -------------

Net increase (decrease) in cash and cash equivalents                                     13,376,845          (96,877,262)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                   88,164,302          133,709,716
                                                                                      -------------        -------------

   End of period                                                                      $ 101,541,147        $  36,832,454
                                                                                      =============        =============

End of period cash and cash equivalents consists of:
   Cash in broker trading accounts                                                    $  49,540,030        $   9,314,095
   Cash and cash equivalents                                                             52,001,117           27,518,359
                                                                                      -------------        -------------

            Total end of period cash and cash equivalents                             $ 101,541,147        $  36,832,454
                                                                                      =============        =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                  Partners' Capital
                                    ---------------------------------------------------------------------------------
                                           General                     Limited                      Total
                                    ---------------------------------------------------------------------------------
                                      Units       Amount        Units         Amount        Units           Amount
                                    ---------   ----------   -----------   ------------   -----------    ------------
THREE MONTHS ENDED
 MARCH 31, 2000
Balances at
     December 31, 1999              2,904.862   $5,040,488   276,039.045   $478,979,616   278,943.907    $484,020,104

Net income for the three months
     ended March 31, 2000                            2,747                    1,447,164                     1,449,911

Additions                             296.710      530,000    19,079.949     33,758,897    19,376.659      34,288,897

Redemptions                             0.000            0   (11,839.749)   (21,025,773)  (11,839.749)    (21,025,773)

Offering costs                                      (8,775)                    (808,722)                     (817,497)
                                    ---------   ----------   -----------   ------------   -----------    ------------
Balances at
     March 31, 2000                 3,201.572   $5,564,460   283,279.245   $492,351,182   286,480.817    $497,915,642
                                    =========   ==========   ===========   ============   ===========    ============

THREE MONTHS ENDED
 MARCH 31, 1999
Balances at
     December 31, 1998              2,096.643   $3,483,174   204,942.359   $340,473,474   207,039.002    $343,956,648

Net (loss) for the three months
     ended March 31, 1999                          (95,270)                  (9,214,334)                   (9,309,604)

Additions                             218.779      350,000    27,581.036     44,067,276    27,799.815      44,417,276

Redemptions                             0.000            0    (3,632.095)    (5,815,744)   (3,632.095)     (5,815,744)

Offering costs                                      (6,254)                    (616,960)                     (623,214)
                                    ---------   ----------   -----------   ------------   -----------    ------------
Balances at
     March 31, 1999                 2,315.422   $3,731,650   228,891.300   $368,893,712   231,206.722    $372,625,362
                                    =========   ==========   ===========   ============   ===========    ============

                                                       Net Asset Value Per General and Limited Partner Unit
                                    -----------------------------------------------------------------------------------
                                      March 31,             December 31,             March 31,             December 31,
                                         2000                   1999                    1999                   1998
                                    -------------          --------------           -------------         -------------
                                    $    1,738.04          $     1,735.19           $   1,611.65          $    1,661.31
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

         F.       Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $12,502,592 through March 31, 2000, $7,571,642 of which has already been reimbursed to Campbell & Company by the Fund. At March 31, 2000, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $272,499. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

         The Fund pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. Campbell & Company receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by Campbell & Company for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the three months ended March 31, 2000 and 1999, the amounts paid directly to the broker amounted to $876,498 and $606,012, respectively.

         Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income.

Note 3.  DEPOSITS WITH BROKER

         The Fund deposits funds with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Fund earns interest income on its assets deposited with the broker.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2000 and 1999.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of March 31, 2000 and December 31, 1999, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $5,010 and $107,295, respectively.

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

         Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2000 and December 31, 1999 was $400,675,539 and
         $386,065,726, respectively, which equals 80% and 80% of Net Asset Value, respectively.

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

         The fair value of derivatives represents unrealized gains and losses on open futures and forward contracts. The average fair value of derivatives during the three months ended March 31, 2000 and 1999 and the related fair values as of March 31, 2000 and December 31, 1999 are as follows:

                                                   Average Fair Value
                                                  For the Three Months
                                                    Ended March 31,                              Fair Value as of
                                                 2000                  1999        March 31, 2000           December 31, 1999
                                                 ----                  ----        --------------           -----------------
                     Futures contracts        $12,544,000           $8,851,000        $4,423,000               $16,512,000
                     Forward contracts         12,304,000           (5,355,000)          712,000                 6,098,000

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                                  Futures Contracts                     Forward Contracts
                                                                 (exchange traded)                   (non-exchange traded)
                                                     March 31, 2000        December 31, 1999     March 31, 2000    December 31, 1999
                                                     --------------        -----------------     --------------    -----------------
                     Gross unrealized gains            $11,512,695            $16,698,403        $11,975,886         $ 7,528,691
                     Gross unrealized (losses)          (7,089,230)              (186,247)       (11,263,801)         (1,430,374)
                                                      ------------           ------------        -----------         -----------

                     Net unrealized gain               $ 4,423,465            $16,512,156        $    712,085        $  6,098,317
                                                       ===========            ===========        ============        ============

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Net trading results from futures contracts are reflected in the statement of operations and equal gain (loss) from futures trading less the portion of the brokerage fee paid directly to the broker. Net trading results from forward contracts are reflected in the statement of operations as gain (loss) from forward trading. Such trading results reflect the net gain (loss) arising from the Fund's speculative trading of futures and forward contracts.

         Open contracts generally mature within three months; as of March 31, 2000, the latest maturity date for open futures contracts is December 2000, and the latest maturity date for open forward contracts is June 2000. However, the Fund intends to close all contracts prior to maturity. At March 31, 2000 and December 31, 1999, the notional amount of open contracts is as follows:

                                                             March 31, 2000                             December 31, 1999
                                                             --------------                             -----------------
                                                   Contracts to            Contracts to       Contracts to            Contracts to
                                                     Purchase                  Sell             Purchase                  Sell
                                                     --------                  ----             --------                  ----
    Futures contracts (exchange traded):
         - Long-term interest rates                $  294,100,000         $   711,800,000    $   219,100,000          $  429,900,000
         - Short-term interest rates                  461,600,000           1,283,700,000                  0           1,089,900,000
         - Stock indices                               74,100,000              95,000,000        140,100,000                       0
         - Agricultural                                   200,000               4,100,000                  0               5,500,000
         - Metals                                     106,800,000               4,600,000         48,800,000               3,900,000
         - Energy                                      68,900,000                       0         84,300,000              17,200,000

    Forward contracts (non-exchange traded):
         - Currencies                                 930,300,000             565,500,000        366,000,000             588,600,000
                                                   --------------          --------------       ------------          --------------

                                                   $1,936,000,000          $2,664,700,000       $858,300,000          $2,135,000,000
                                                   ==============          ==============       ============          ==============

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2000, and the statements of operations, cash flows and the statements of changes in partners' capital (Net Asset Value) for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $501,488,459 have been accepted during the continuing offering period as of April 1, 2000. Redemptions over the same time period total $115,214,601. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the three months ending March 31, 2000 and 1999 were .16% and (2.99)%, respectively. Of the .16% increase, approximately 1.01% was due to trading gains (before commissions) and approximately 1.31% was due to interest income offset by approximately 2.16% due to brokerage fees, performance fees and operating costs borne by the Fund. An analysis of the 1.01% trading gains by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                             (2.54)%

Stock Indices                                                .62

Currencies                                                   .89

Metals                                                      (.65)

Agriculturals                                               (.20)

Energy                                                      2.89
                                                            ----
                                                            1.01%
                                                            ====

The first month of the New Year provided a highly volatile environment, which extended us the opportunity to perform well in most markets and to deliver a good positive return to our investors. Long bond positions held for security over the Y2K year-end were sold off early in the month benefiting our short positions. Rising interest rates with still moderate inflation numbers helped push the dollar higher against the Swiss franc, the Yen and the Euro, which benefited our currency positions. In February, the volatility seen in January continued giving us profits in some markets but more than eliminated January's gains in others. Currencies and energy continued to be profitable, but these gains were more than offset by losses in our short positions in the long-term interest rate sector. March was a difficult and unsatisfying month. Sharp reversals in the energy sector and the Yen were the biggest factors in the loss for the month.

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

In addition to market risk, in entering into futures and forward contracts there is a risk to the Fund (credit risk) that a counterparty will not be able to meet its obligations to the Fund. The counterparty of the Fund for futures contracts traded in the United States and most foreign exchanges on which the Fund trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Fund trades on exchanges where the clearinghouse is not backed by the membership (i.e. some foreign exchanges) or when the Fund enters into off-exchange contracts (i.e. forward contracts) with a counterparty, the sole recourse of the Fund will be the clearinghouse or the counterparty as the case may be. Campbell & Company, in its business as a commodity trading advisor and through its many relationships with brokers, monitors the creditworthiness of the exchanges and the clearing members of the foreign exchanges with which it does business for the Fund and other clients. With respect to forward contract trading, the Fund trades with only those counterparties which Campbell & Company has determined to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. While Campbell & Company monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Fund.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

            The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2000 and December 31, 1999 and the trading gains/losses by market category for the quarter ended March 31, 2000 and the year ended December 31, 1999. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2000 and December

31, 1999, the Fund's total capitalization was approximately $498 million and $484 million, respectively.

                                   MARCH 31, 2000
                                   --------------

                                               % OF TOTAL              TRADING
MARKET SECTOR        VALUE AT RISK           CAPITALIZATION          GAIN/(LOSS)*
-------------        -------------           --------------          ------------
Currencies           $  22.86 million             4.59%                    .89%
Stock Indices        $  13.29 million             2.67%                    .62%
Interest Rates       $  11.85 million             2.38%                  (2.54%)
Metals               $   4.39 million              .88%                   (.65%)
Energy               $   3.35 million              .67%                   2.89%
Agriculturals        $    .68 million              .14%                   (.20%)
                     ----------------            ------                   ------

   Total             $  56.42 million            11.33%                   1.01%
                     ================            ======                   =====

* - Of the .16% return for the quarter ended March 31, 2000, approximately 1.01% was due to trading gains (before commissions) and approximately 1.31% was due to interest income, offset by approximately 2.16% in brokerage fees, performance fees and operating costs borne by the Fund.

                                    DECEMBER 31, 1999
                                    -----------------

                                                  % OF TOTAL             TRADING
MARKET SECTOR        VALUE AT RISK              CAPITALIZATION         GAIN/(LOSS)*
-------------        -------------              --------------         ------------
Currencies           $  14.25 million               2.94%                  2.48%
Interest Rates       $  12.32 million               2.55%                   .60%
Stock Indices        $   7.81 million               1.61%                 (3.06%)
Energy               $   4.80 million                .99%                  8.88%
Metals               $   2.27 million                .47%                   .51%
Agriculturals        $    .19 million                .04%                  (.22%)
                     ----------------              ------                  -----

   Total             $  41.64 million               8.60%                  9.19%
                     ================              ======                  =====

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

            The following were the primary trading risk exposures of the Fund as of March 31, 2000, by market sector.

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

Stock Indices

            The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Sweden). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of March 31, 2000, the Fund's primary exposures were in the S&P 500, Nikkei (Japan), Hang Seng (Hong Kong) and IBEX (Spain) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

            The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of March 31, 2000, natural gas is the dominant energy market exposure of the Fund. Natural gas and oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

            The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

Agriculturals

           The Fund's primary agricultural exposure is to softs and grains price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, and wheat accounted for the substantial bulk of the Fund's agricultural exposure as of March 31, 2000.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

            The following were the only non-trading risk exposures of the Fund as of March 31, 2000.

Foreign Currency Balances

            The Fund's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month and more frequently if a particular foreign currency balance becomes unusually high).

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K.

              A. Exhibits

              27  Financial Data Schedule

              B. Reports on Form 8-K

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

                           CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                 (Registrant)

                                 By:  Campbell & Company, Inc.
                                      General Partner

Date: May 12, 2000               By:  /s/Theresa D. Becks
                                      ---------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director