Form 10-Q
period 2000-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2000-08-10
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                               ------------------------------------------------

                                                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                          -----------------------------------------------------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 ------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                     52-1823554
-----------------------------              ------------------------------------
   (State of Organization)                 (IRS Employer Identification Number)

Court Towers Building
210 West Pennsylvania Avenue
Baltimore, Maryland                                        21204
----------------------------------------   ------------------------------------
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

                             Yes [ X ]         No [   ]

                          Total number of Pages:  25
                                                -----

                         PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

           Statements of Financial Condition as of June 30, 2000 and
               December 31, 1999

           Statements of Operations for the Three Months and Six Months Ended June 30, 2000 and 1999

           Statements of Cash Flows for the Six Months Ended
               June 30, 2000 and 1999

           Statements of Changes in Partners' Capital for the Six Months Ended
               June 30, 2000 and 1999

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2000 (Unaudited) and December 31, 1999 (Audited)
                                  -----------



                                                                                 June 30,              December 31,
                                                                                   2000                    1999
                                                                                   ----                    ----
ASSETS
    Equity in broker trading accounts
        Cash                                                                   $ 44,300,144             $ 54,186,103
        United States government securities                                     288,916,174              256,915,665
        Unrealized gain on open futures contracts                                13,749,307               16,512,156
                                                                               ------------             ------------

                Deposits with broker                                            346,965,625              327,613,924

    Cash and cash equivalents                                                    46,951,709               33,978,199
    United States government securities                                         136,035,439              129,150,061
    Unrealized gain on open forward contracts                                     3,313,400                6,098,317
                                                                               ------------             ------------

                Total assets                                                   $533,266,173             $496,840,501
                                                                               ============             ============

LIABILITIES
    Accounts payable                                                           $    210,297             $    260,063
    Brokerage fee                                                                 3,331,463                3,118,646
    Offering costs payable                                                          279,294                  259,595
    Redemptions payable                                                           5,357,240                9,074,798
    Subscription deposits                                                            50,008                  107,295
                                                                               ------------             ------------

                Total liabilities                                                 9,228,302               12,820,397
                                                                               ------------             ------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 3,201.572 and 2,904.862 units
        outstanding at June 30, 2000 and
        December 31, 1999                                                         5,686,056                5,040,488
    Limited Partners - 291,861.436 and 276,039.045
        units outstanding at June 30, 2000 and
        December 31, 1999                                                       518,351,815              478,979,616
                                                                               ------------             ------------

                Total partners' capital
                   (Net Asset Value)                                            524,037,871              484,020,104
                                                                               ------------             ------------

                                                                               $533,266,173             $496,840,501
                                                                               ============             ============


                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                           STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2000 and 1999 and
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                  -----------



                                                                     Three Months                            Six Months
                                                                         Ended                                  Ended
                                                                       June 30,                               June 30,
                                                               2000                1999                2000               1999
                                                               ----                ----                ----               ----
INCOME
    Futures trading gains (losses)
        Realized                                           $ 1,624,718         $12,008,887         $14,159,540         $   394,982
        Change in unrealized                                 9,325,842          12,115,832          (2,762,849)         18,897,333
                                                           -----------         -----------         -----------         -----------

                Gain from futures trading                   10,950,560          24,124,719          11,396,691          19,292,315
                                                           -----------         -----------         -----------         -----------

    Forward trading gains (losses)
        Realized                                             1,211,951           9,139,049          11,016,924           4,283,050
        Change in unrealized                                 2,601,314          (3,757,172)         (2,784,917)           (305,396)
                                                           -----------         -----------         -----------         -----------

                Gain from forward trading                    3,813,265           5,381,877           8,232,007           3,977,654
                                                           -----------         -----------         -----------         -----------

    Interest income                                          7,165,839           4,240,493          13,655,611           8,007,742
                                                           -----------         -----------         -----------         -----------

                Total income                                21,929,664          33,747,089          33,284,309          31,277,711
                                                           -----------         -----------         -----------         -----------

EXPENSES
    Brokerage fee                                            9,733,055           7,700,321          19,374,534          14,366,452
    Performance fee                                                  0           1,024,532              27,869           1,024,532
    Operating expenses                                         288,134             147,484             523,520             321,580
                                                           -----------         -----------         -----------         -----------

                Total expenses                              10,021,189           8,872,337          19,925,923          15,712,564
                                                           -----------         -----------         -----------         -----------

                NET INCOME                                 $11,908,475         $24,874,752         $13,358,386         $15,565,147
                                                           ===========         ===========         ===========         ===========

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)                   $     41.30         $    105.44         $     46.98         $     69.00
                                                           ===========         ===========         ===========         ===========

INCREASE IN NET ASSET
    VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                               $     37.98         $    101.99         $     40.83         $     52.33
                                                           ===========         ===========         ===========         ===========


                             See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                                  -----------



                                                                                             Six Months
                                                                                               Ended
                                                                                              June 30,
                                                                                   2000                     1999
                                                                                   ----                     ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                                 $ 13,358,386            $  15,565,147
    Adjustments to reconcile net income to net cash (for)
    operating activities
        Net change in unrealized                                                  5,547,766              (18,591,937)
        Increase (decrease) in accounts payable and accrued expenses                163,051                 (535,031)
        Net (purchases) of investments in United States
            government securities                                               (38,885,887)            (146,090,868)
                                                                               ------------            -------------

                Net cash (for) operating activities                             (19,816,684)            (149,652,689)
                                                                               ------------            -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                            65,645,865               79,843,496
    Increase (decrease) in subscription deposits                                    (57,287)                 158,913
    Redemption of units                                                         (37,331,105)             (13,916,758)
    Increase (decrease) in redemptions payable                                   (3,717,558)               1,085,123
    Offering costs charged                                                       (1,655,379)              (1,335,036)
    Increase in offering costs payable                                               19,699                   51,962
                                                                               ------------            -------------

                Net cash from financing activities                               22,904,235               65,887,700
                                                                                -----------            -------------

Net increase (decrease) in cash and cash equivalents                              3,087,551              (83,764,989)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                          88,164,302              133,709,716
                                                                                -----------             ------------

    End of period                                                              $ 91,251,853            $  49,944,727
                                                                                ===========             ============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                            $ 44,300,144            $  16,166,563
    Cash and cash equivalents                                                    46,951,709               33,778,164
                                                                               ------------            -------------

        Total end of period cash and cash equivalents                          $ 91,251,853            $  49,944,727
                                                                               ============            =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2000 and 1999

                                   (Unaudited)
                                   -----------

                                                                          Partners' Capital
                                       --------------------------------------------------------------------------------
                                              General                   Limited                        Total
                                       ---------------------    ------------------------      -------------------------
                                        Units      Amount        Units         Amount          Units          Amount
                                        -----      ------        -----         ------          -----          ------
SIX MONTHS ENDED JUNE 30, 2000

Balances at
    December 31, 1999                 2,904.862  $5,040,488   276,039.045   $478,979,616    278,943.907    $484,020,104

Net income for the six months
    ended June 30, 2000                             133,646                   13,224,740                     13,358,386

Additions                               296.710     530,000    37,032.442     65,115,865     37,329.152      65,645,865

Redemptions                               0.000           0   (21,210.051)   (37,331,105)   (21,210.051)    (37,331,105)

Offering costs                                      (18,078)                  (1,637,301)                    (1,655,379)
                                      ---------  ----------   -----------   ------------    -----------    ------------

Balances at
    June 30, 2000                     3,201.572  $5,686,056   291,861.436   $518,351,815    295,063.008    $524,037,871
                                      =========  ==========   ===========   ============    ===========    ============

SIX MONTHS ENDED JUNE 30, 1999

Balances at
    December 31, 1998                 2,096.643  $3,483,174   204,942.359   $340,473,474    207,039.002    $343,956,648

Net income for the six months
    ended June 30, 1999                             156,241                   15,408,906                     15,565,147

Additions                               445.294     730,000    48,430.419     79,113,496     48,875.713      79,843,496

Redemptions                               0.000           0    (8,422.078)   (13,916,758)    (8,422.078)    (13,916,758)

Offering costs                                      (13,450)                  (1,321,586)                    (1,335,036)
                                      ---------  ----------   -----------   ------------    -----------    ------------

Balances at
    June 30, 1999                     2,541.937  $4,355,965   244,950.700   $419,757,532    247,492.637    $424,113,497
                                      =========  ==========   ===========   ============    ===========    ============

                                                           Net Asset Value Per General and Limited Partner Unit
                                               ---------------------------------------------------------------------------
                                                June 30,          December 31,           June 30,           December 31,
                                                  2000                1999                 1999                 1998
                                                  ----                ----                 ----                 ----
                                                $1,776.02           $1,735.19            $1,713.64            $1,661.31
                                                =========           =========            =========            =========

                            See accompanying notes.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  -----------




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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   -----------

Note 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

             E.      Income Taxes

                     The Fund prepares calendar year U.S. and state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses.

             F.      Offering Costs

                     Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $13,393,707 through June 30, 2000, $8,402,729 of which has already been reimbursed to Campbell & Company by the Fund. At June 30, 2000, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $279,294. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

                                   -----------



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

             The Fund pays a monthly brokerage fee equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets. Campbell & Company receives 7% of this 7.7% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by Campbell & Company for trading and management services rendered. The remainder of the brokerage fee (0.7%) is paid directly to the broker. During the six months ended June 30, 2000 and 1999, the amounts paid directly to the broker amounted to $1,761,321 and $1,306,041, respectively. During the three months ended June 30, 2000 and 1999, the amounts paid directly to the broker amounted to $884,823 and $700,029, respectively.

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

Note 4.      OPERATING EXPENSES

             Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and six months ended June 30, 2000 and 1999.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)
                                   -----------


Note 5.      SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

             Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of June 30, 2000 and December 31, 1999, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $50,008 and $107,295, respectively.

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

             The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2000 and December 31, 1999 was $424,951,613 and $386,065,726, respectively, which equals 81% and 80% of Net Asset Value, respectively.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   -----------



Note 6.      TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

             The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                  Futures Contracts                           Forward Contracts
                                                  (exchange traded)                         (non-exchange traded)
                                           June 30, 2000     December 31, 1999       June 30, 2000        December 31, 1999
                                           -------------     -----------------       -------------        -----------------
      Gross unrealized gains                $21,765,208           $16,698,403         $  13,643,053          $  7,528,691
      Gross unrealized (losses)              (8,015,901)             (186,247)          (10,329,653)           (1,430,374)
                                            ------------       --------------         --------------         ------------

      Net unrealized gain                   $13,749,307           $16,512,156         $   3,313,400          $  6,098,317
                                            ============       ==============         ==============         ============

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   -----------


Note 6.      TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

             Open contracts generally mature within three months; as of June 30, 2000, the latest maturity date for open futures contracts is March 2001, and the latest maturity date for open forward contracts is September 2000. However, the Fund intends to close all contracts prior to maturity.

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

Note 7.      INTERIM FINANCIAL STATEMENTS

             The statement of financial condition as of June 30, 2000, the statements of operations for the three months and six months ended June 30, 2000 and 1999, and the statements of cash flows and changes in partners capital (Net Asset Value) for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $532,845,427 have been accepted during the continuing offering period as of July 1, 2000. Redemptions over the same time period total $131,519,933. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the six months ending June 30, 2000 and 1999 were 2.35% and 3.15%, respectively. Of the 2.35% increase, approximately 3.95% was due to trading gains (before commissions) and approximately 2.74% was due to interest income, offset by approximately 4.34% in brokerage fees, performance fees, operating costs and offering costs borne by the Fund. An analysis of the 3.95% trading gains by sector is as follows:

SECTOR                            % GAIN (LOSS)
------                            -------------
Interest Rates                         (6.60)%

Stock Indices                           1.32

Currencies                              1.66

Metals                                 (1.40)

Agriculturals                           (.12)

Energy                                  9.09
                                        ----

                                        3.95%
                                        ====

The first month of the New Year provided a highly volatile environment, which extended the Fund the opportunity to perform well in most markets and to deliver a good positive return to investors. Long bond positions held for security over the Y2K year-end were sold off early in the month benefiting short positions. Rising interest rates with still moderate inflation numbers helped push the dollar higher against the Swiss franc, the Yen and the Euro, which benefited currency positions. In February, the volatility seen in January continued, providing profits in some markets, but eliminating January's gains in others. Currencies and energy continued to be profitable, but these gains were more than offset by losses in short positions in the long-term interest rate sector. March was a difficult and unsatisfying month. Sharp reversals in the energy sector and the Yen were the biggest factors in the loss for the month.

The dominant feature of April was the sell-off in the NASDAQ, which ended almost as quickly as it began as investors used the sell-off as a buying opportunity. Although the Fund managed gains in both the NASDAQ and S&P indices during the month, the unprecedented volatility in global equity indices resulted in a small loss in this sector overall. With respect to the energy sector, the crude market rallied on news that OPEC would not drastically increase production. The Fund suffered losses on our short crude positions which more than eliminated gains made on the upward trend of natural gas. Losses in the interest rates sectors provided the majority of the losses for the month as the Fund's long positions quickly became unprofitable as stability returned to the equity markets.

The energy sector, specifically natural gas, provided the majority of the profit for the month of May. Natural Gas prices moved sharply higher as summer electricity demand increased. Crude oil resumed its upward trend when the markets realized that OPEC production increases were still not meeting demand. Continued economic strength caused the Federal Reserve to increase short-term interest rates by 50 basis points mid-month as anticipated. The Fund experienced a classic whipsaw as its interest rate positions flipped from long to short, only to see the market rally hard again as softer economic numbers triggered aggressive short covering. Higher interest rates pushed the Fund's long U.S. Dollar positions up against the British Pound, New Zealand Dollar and South African Rand.

During June, the energy sector continued to be the best performer. Although the mid-month OPEC meeting increased the official supply of crude, most of the increase was already being made available to the market through quota cheating. Consequently, the OPEC decision only served to legitimize current production levels, and this together with the apparent solidarity of OPEC, led to a strong rally that was profitable for the Fund's long positions. Interest rates traded sideways during the month causing small losses in many of the contracts traded in this sector which offset some of the gain earned in energies. The rallies in the S&P and NASDAQ indices at month-end contributed to a moderate gain in this sector.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

           The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2000, December 31, 1999 and December 31, 1998 and the trading gains/losses by market category for the six months ended June 30, 2000 and the year ended December 31, 1999. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2000, December 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $524 million, $484 million and $344 million, respectively.

                                  JUNE 30, 2000

                                          % OF TOTAL                TRADING
MARKET SECTOR     VALUE AT RISK           CAPITALIZATION         GAIN/(LOSS)*
-------------     -------------           --------------         ------------
Currencies        $11.11 million              2.12%                  1.66%
Interest Rates    $10.83 million              2.07%                 (6.60%)
Energy            $10.48 million              2.00%                  9.09%
Stock Indices     $ 6.53 million              1.25%                  1.32%
Metals            $ 1.92 million               .36%                 (1.40%)
Agriculturals     $  .50 million               .10%                  (.12%)
                  --------------              ------                 ------
   Total          $41.37 million              7.90%                  3.95%
                  ==============              =====                  =====

* - Of the 2.35% return for the six months ended June 30, 2000, approximately 3.95% was due to trading gains (before commissions) and approximately 2.74% was due to interest income, offset by approximately 4.34% in brokerage fees, performance fees, operating costs and offering costs borne by the Fund.

                               DECEMBER 31, 1999

                                             % OF TOTAL             TRADING
MARKET SECTOR     VALUE AT RISK           CAPITALIZATION          GAIN/(LOSS)*
-------------     -------------           --------------          ------------
Interest Rates    $ 12.32 million             2.55%                    .60%
Stock Indices     $  7.81 million             1.61%                  (3.06%)
Currencies        $  7.65 million             1.58%                   2.48%
Energy            $  4.80 million              .99%                   8.88%
Metals            $  2.27 million              .47%                    .51%
Agriculturals     $   .19 million              .04%                   (.22%)
                  ----------------            ------                  ------

   Total          $35.04 million              7.24%                   9.19%
                  ==============              =====                   =====


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

           The following were the primary trading risk exposures of the Fund as of June 30, 2000, by market sector.

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

Interest Rates

           Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of Switzerland. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Fund were the medium- to long-term rates to remain steady.

Stock Indices

           The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of June 30, 2000, the Fund's primary exposures were in the Nikkei (Japan), NASDAQ (USA), IBEX (Spain), S&P 500 (USA) and DAX (Germany) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

           The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of June 30, 2000, crude oil, unleaded gas and gas oil are the dominant energy market exposures of the Fund. Gas and oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

           The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

Agriculturals

           The Fund's primary agricultural exposure is to softs and grains price movements, which are often directly affected by severe or unexpected weather conditions. Coffee and corn accounted for the substantial bulk of the Fund's agricultural exposure as of June 30, 2000.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

           The following were the only non-trading risk exposures of the Fund as of June 30, 2000.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                     (Registrant)

                          By:        Campbell & Company, Inc.
                                     General Partner


Date: July 24, 2000       By:        /s/Theresa D. Becks
                                     ------------------------------------------
                                     Theresa D. Becks
                                     Chief Financial Officer/Treasurer/Director