Form 10-Q
period 2000-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2000-11-13
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                          ------------------------------------------------------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 -------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                     52-1823554
-------------------------------             ----------------------------------
    (State of Organization)                (IRS Employer Identification Number)

Court Towers Building
210 West Pennsylvania Avenue
Baltimore, Maryland                                              21204
------------------------------------------                    ------------
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

                            Total number of Pages: 25
                                                   --

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

The following financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

      Statements of Financial Condition as of September 30, 2000 (Unaudited) and
        December 31, 1999 (Audited)

      Statements of Operations for the Three Months and Nine Months Ended
        September 30, 2000 and 1999 (Unaudited)

      Statements of Cash Flows for the Nine Months Ended
        September 30, 2000 and 1999 (Unaudited)

      Statements of Changes in Partners' Capital (Net Asset Value) for the Nine
        Months Ended September 30, 2000 and 1999 (Unaudited)

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2000 (Unaudited) and December 31, 1999 (Audited)


                                                                September 30,       December 31,
                                                                    2000                1999
                                                                    ----                ----
ASSETS
    Equity in broker trading accounts
        Cash                                                   $  50,579,162        $  54,186,103
        United States government securities                      304,840,961          256,915,665
        Unrealized gain (loss) on open futures contracts         (16,795,795)          16,512,156
                                                               -------------        -------------

                Deposits with broker                             338,624,328          327,613,924

    Cash and cash equivalents                                     82,897,723           33,978,199
    United States government securities                          135,996,086          129,150,061
    Unrealized gain (loss) on open forward contracts              (8,675,221)           6,098,317
                                                               -------------        -------------

                Total assets                                   $ 548,842,916        $ 496,840,501
                                                               =============        =============

LIABILITIES
    Accounts payable                                           $     265,872        $     260,063
    Brokerage fee                                                  3,402,023            3,118,646
    Offering costs payable                                           284,986              259,595
    Redemptions payable                                            4,872,390            9,074,798
    Subscription deposits                                                  0              107,295
                                                               -------------        -------------

                Total liabilities                                  8,825,271           12,820,397
                                                               -------------        -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 3,201.572 and 2,904.862 units
        outstanding at September 30, 2000 and
        December 31, 1999                                          5,512,947            5,040,488
    Limited Partners - 310,406.618 and 276,039.045
        units outstanding at September 30, 2000 and
        December 31, 1999                                        534,504,698          478,979,616
                                                               -------------        -------------

                Total partners' capital
                   (Net Asset Value)                             540,017,645          484,020,104
                                                               -------------        -------------

                                                               $ 548,842,916        $ 496,840,501
                                                               =============        =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2000 and 1999 and
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)




                                                                 Three Months                             Nine Months
                                                                     Ended                                   Ended
                                                                 September 30,                           September 30,

                                                           2000                1999                 2000                1999
                                                           ----                ----                 ----                ----
INCOME
    Futures trading gains (losses)
        Realized                                       $ 23,738,500        $ 15,133,172        $ 37,898,040        $ 15,528,154
        Change in unrealized                            (30,545,102)         (8,538,272)        (33,307,951)         10,359,061
                                                       ------------        ------------        ------------        ------------

                Gain (loss) from futures trading         (6,806,602)          6,594,900           4,590,089          25,887,215
                                                       ------------        ------------        ------------        ------------

    Forward trading gains (losses)
        Realized                                          5,668,380          (3,374,275)         16,685,304             908,774
        Change in unrealized                            (11,988,621)         10,038,953         (14,773,538)          9,733,558
                                                       ------------        ------------        ------------        ------------

                Gain (loss) from forward trading         (6,320,241)          6,664,678           1,911,766          10,642,332
                                                       ------------        ------------        ------------        ------------

    Interest income                                       7,949,985           5,133,358          21,605,596          13,141,100
                                                       ------------        ------------        ------------        ------------

                Total income (loss)                      (5,176,858)         18,392,936          28,107,451          49,670,647
                                                       ------------        ------------        ------------        ------------

EXPENSES
    Brokerage fee                                        10,176,831           8,455,263          29,551,365          22,821,715
    Performance fee                                               0             756,138              27,869           1,780,670
    Operating expenses                                      276,426             203,172             799,946             524,752
                                                       ------------        ------------        ------------        ------------

                Total expenses                           10,453,257           9,414,573          30,379,180          25,127,137
                                                       ------------        ------------        ------------        ------------

                NET INCOME (LOSS)                      $(15,630,115)       $  8,978,363        $ (2,271,729)       $ 24,543,510
                                                       ============        ============        ============        ============

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)               $     (51.83)       $      35.52        $      (7.83)       $     104.60
                                                       ============        ============        ============        ============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                           $     (54.07)       $      31.96        $     (13.24)       $      84.29
                                                       ============        ============        ============        ============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                             Nine Months
                                                                                Ended
                                                                             September 30,

                                                                       2000                 1999
                                                                       ----                 ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                            $  (2,271,729)       $  24,543,510
    Adjustments to reconcile net income (loss) to net cash
    (for) operating activities
        Net change in unrealized                                    48,081,489          (20,092,619)
        Increase (decrease) in accounts payable and
            accrued expenses                                           289,186             (488,553)
        Net (purchases) of investments in United States
            government securities                                  (54,771,321)        (170,473,665)
                                                                 -------------        -------------

                Net cash (for) operating activities                 (8,672,375)        (166,511,327)
                                                                 -------------        -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                              112,657,998          120,616,846
    Increase (decrease) in subscription deposits                      (107,295)             395,012
    Redemption of units                                            (51,878,391)         (23,108,841)
    Increase (decrease) in redemptions payable                      (4,202,408)             749,645
    Offering costs charged                                          (2,510,337)          (2,068,158)
    Increase in offering costs payable                                  25,391               59,062
                                                                 -------------        -------------

                Net cash from financing activities                  53,984,958           96,643,566
                                                                 -------------        -------------

Net increase (decrease) in cash and cash equivalents                45,312,583          (69,867,761)

CASH AND CASH EQUIVALENTS
    Beginning of period                                             88,164,302          133,709,716
                                                                 -------------        -------------

    End of period                                                $ 133,476,885        $  63,841,955
                                                                 =============        =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                              $  50,579,162        $  30,881,723
    Cash and cash equivalents                                       82,897,723           32,960,232
                                                                 -------------        -------------

        Total end of period cash and cash equivalents            $ 133,476,885        $  63,841,955
                                                                 =============        =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                Partners' Capital                          Partners' Capital
                                         ----------------------------------------------------------   ----------------------------
                                                   General                         Limited                        Total
                                         --------------------------     ---------------------------   ----------------------------
                                           Units          Amount          Units          Amount          Units           Amount
                                           -----          ------          -----          ------          -----           ------
NINE MONTHS ENDED SEPTEMBER 30, 2000

Balances at
       December 31, 1999                 2,904.862    $   5,040,488     276,039.045   $ 478,979,616   278,943.907    $ 484,020,104

Net (loss) for the nine months
       ended September 30, 2000                             (30,382)                     (2,241,347)                    (2,271,729)

Additions                                  296.710          530,000      63,896.789     112,127,998    64,193.499      112,657,998

Redemptions                                  0.000                0     (29,529.216)    (51,878,391)  (29,529.216)     (51,878,391)

Offering costs                                              (27,159)                     (2,483,178)                    (2,510,337)
                                         ---------    -------------     -----------   -------------   -----------    -------------

Balances at
       September 30, 2000                3,201.572    $   5,512,947     310,406.618   $ 534,504,698   313,608.190    $ 540,017,645
                                         =========    =============     ===========   =============   ===========    =============

NINE MONTHS ENDED SEPTEMBER 30, 1999

Balances at
       December 31, 1998                 2,096.643    $   3,483,174     204,942.359   $ 340,473,474   207,039.002    $ 343,956,648

Net income for the nine months
       ended September 30, 1999                             249,008                      24,294,502                     24,543,510

Additions                                  653.800        1,090,000      71,840.603     119,526,846    72,494.403      120,616,846

Redemptions                                  0.000                0     (13,756.922)    (23,108,841)  (13,756.922)     (23,108,841)

Offering costs                                              (21,009)                     (2,047,149)                    (2,068,158)
                                         ---------    -------------     -----------   -------------   -----------    -------------

Balances at
       September 30, 1999                2,750.443    $   4,801,173     263,026.040   $ 459,138,832   265,776.483    $ 463,940,005
                                         =========    =============     ===========   =============   ===========    =============




                      Net Asset Value Per General and Limited Partner Unit
          --------------------------------------------------------------------------
           September 30,        December 31,         September 30,        December 31,
               2000                1999                 1999                 1998
               ----                ----                 ----                 ----
            $1,721.95           $1,735.19            $1,745.60            $1,661.31
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

        F.      Offering Costs

                Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $14,126,071 through September 30, 2000, $9,251,995 of which has already been reimbursed to Campbell & Company by the Fund. At September 30, 2000, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $284,986. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

        Commencing August 1, 2000, the Fund pays a monthly brokerage fee equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets. Campbell & Company receives 7% of this 7.65% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by Campbell & Company for trading and management services rendered. The remainder of the brokerage fee (0.65%) is paid directly to the broker. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of .7% (.7% annualized) of month-end net assets. During the nine months ended September 30, 2000 and 1999, the amounts paid directly to the broker amounted to $2,645,711 and $2,074,701, respectively. During the three months ended September 30, 2000 and 1999, the amounts paid directly to the broker amounted to $884,390 and $766,660, respectively.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2000 and 1999.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of September 30, 2000 and December 31, 1999, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $0 and $107,295, respectively.

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

        The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2000 and December 31, 1999 was $440,837,047 and $386,065,726, respectively, which equals 82% and 80% of Net Asset Value, respectively.

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

        The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                       Futures Contracts                           Forward Contracts
                                                       (exchange traded)                         (non-exchange traded)
                                            September 30, 2000   December 31, 1999      September 30, 2000    December 31, 1999
                                            ------------------   -----------------      ------------------    -----------------
          Gross unrealized gains              $   4,801,702           $16,698,403          $ 15,713,187          $  7,528,691
          Gross unrealized (losses)             (21,597,497)             (186,247)          (24,388,408)           (1,430,374)
                                               -------------          -----------          -------------         ------------

          Net unrealized gain (loss)           $(16,795,795)          $16,512,156          $ (8,675,221)         $  6,098,317
                                               =============          ===========          =============         ============

        Open contracts generally mature within three months; as of September 30, 2000, the latest maturity date for open futures contracts is June 2001, and the latest maturity date for open forward contracts is December 2000. However, the Fund intends to close all contracts prior to maturity.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 2000, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $579,857,560 have been accepted during the continuing offering period as of October 1, 2000. Redemptions over the same time period total $146,067,219. The Fund commenced operations on April 18, 1994.

Effective September 1, 2000, the Fund began trading exclusively in accordance with Campbell & Company's Financial Metal & Energy Large Portfolio. The elimination of the Global Diversified Large Portfolio only resulted in a 2% allocation away from agricultural products.

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

Results of Operations

The returns for the nine months ending September 30, 2000 and 1999 were (.76%) and 5.07%, respectively. Of the .76% loss, approximately 1.45% was due to trading gains (before commissions) and approximately 4.24% was due to interest income, offset by approximately 6.45% in brokerage fees, performance fees, operating costs and offering costs borne by the Fund. An analysis of the 1.45% trading gains by sector is as follows:

SECTOR             % GAIN (LOSS)
------             -------------
Interest Rates          (7.33)%

Stock Indices             .84

Currencies                .38

Metals                  (1.80)

Agriculturals            (.28)

Energy                   9.64
                         ----

                         1.45%
                         ----

The first month of the New Year provided a highly volatile environment, which offered the Fund the opportunity to perform well in most markets. Long bond positions held for security over the Y2K year-end were sold off early in the month benefiting short positions. Rising interest rates with still moderate inflation numbers helped push the dollar higher against the Swiss Franc, the Yen and the Euro, which benefited currency positions. In February, the volatility seen in January continued, providing profits in some markets, but eliminating January's gains in others. Currencies and energy continued to be profitable, but these gains were more than offset by losses in short positions in the long-term interest rate sector. March was a difficult month as sharp reversals in the energy sector and the Yen were the biggest factors in the loss for the month.

Although the Fund managed gains in U.S. equity indices during April, the unprecedented volatility in global equity indices resulted in a small loss in this sector overall. The crude market rallied on news that OPEC would not drastically increase production, causing losses on short crude positions which more than eliminated gains made on the upward trend of natural gas. Losses in the interest rates sectors provided the majority of the losses for the month, as the Fund's long positions quickly became unprofitable as stability returned to the equity markets. In May, the energy sector provided the majority of the profit as the markets realized that OPEC production increases were still not meeting demand. The continued economic strength caused the Federal Reserve to increase short-term interest rates by 50 basis points mid-month as anticipated. The Fund experienced a classic whipsaw as its interest rate positions flipped from long to short, only to see the market rally hard again as softer economic numbers triggered aggressive short covering. Higher interest rates pushed the Fund's long U.S. Dollar positions up against the British Pound, New Zealand Dollar and South African Rand. The energy sector continued to be the best performer in June. Although the mid-month OPEC meeting increased the official supply of crude, most of the increase was already being made available to the market through quota cheating. This, together with the apparent solidarity of OPEC, led to a strong rally that was profitable for the Fund's long positions. The rallies in the S&P and NASDAQ indices at month-end contributed to a moderate gain in this sector.

In July, the Fund sustained losses in the energy sector due to increased crude oil production in Saudi Arabia, but managed small gains in the currencies and interest rates sectors. The volatility in the stock indices sector also continued to provide gains in July after a profitable June. Energy prices resumed a strong upward trend in August after the sell off in July. This sector provided the substantially all of the gain for the month. Small losses in the currencies and interest rates sectors offset some of this gain. In September, the G7 intervened to support the Euro causing both the Euro and British Pound to trade sharply higher against the dollar. This lead to loses in both the currency and cross rates sectors. The U.S. interest rate sector suffered due to a combination of weakness in the corporate sector, a surprisingly strong CPI number, and a shift in the government's debt repurchase program. This, combined with a sharp whipsaw in the Japanese Government Bond, caused interest rates to be the worst performing sector for the month.

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

The Fund's risk exposure in the various market sectors traded by Campbell & Company is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

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

In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the
Fund), the margin
requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

In the case of contracts denominated in foreign currencies, the Value at Risk figure includes foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2000 and December 31, 1999 and the trading gains/losses by market category for the nine months ended September 30, 2000 and the year ended December 31, 1999. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2000 and December 31, 1999, the Fund's total capitalization was approximately $540 million and $484 million, respectively.

                               SEPTEMBER 30, 2000

                                            % OF TOTAL                   TRADING
MARKET SECTOR     VALUE AT RISK           CAPITALIZATION              GAIN/(LOSS)*
-------------     -------------           --------------              ------------
Currencies        $25.98 million              4.81%                       .38%
Energy            $15.43 million              2.86%                      9.64%
Stock Indices     $12.54 million              2.32%                       .84%
Interest Rates    $10.41 million              1.93%                     (7.33%)
Metals            $ 4.09 million               .76%                     (1.80%)
Agriculturals     $            0                 0%                      (.28%)
                  --------------                 --                      ------

   Total          $68.45 million             12.68%                      1.45%
                  ==============             ======                      =====

* - Of the .76% loss for the nine months ended September 30, 2000, approximately 1.45% was due to trading gains (before commissions) and approximately 4.24% was due to interest income, offset by approximately 6.45% in brokerage fees, performance fees and operating costs borne by the Fund.



                               DECEMBER 31, 1999

                                            % OF TOTAL                  TRADING
MARKET SECTOR     VALUE AT RISK           CAPITALIZATION              GAIN/(LOSS)*
-------------     -------------           --------------              ------------
Interest Rates    $12.32 million             2.55%                        .60%
Stock Indices     $ 7.81 million             1.61%                      (3.06%)
Currencies        $ 7.65 million             1.58%                       2.48%
Energy            $ 4.80 million              .99%                       8.88%
Metals            $ 2.27 million              .47%                        .51%
Agriculturals     $  .19 million              .04%                       (.22%)
                  ----------------           -----                      ------

   Total          $35.04 million             7.24%                       9.19%
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


MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables -- as well as the past performance of the Fund -- give no indication of this "risk of ruin."

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


QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and
(ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2000, by market sector.

Currencies

Exchange rate risk is the principal market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

Interest Rates

Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Fund were the medium- to long-term rates to remain steady.

Stock Indices

The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of September 30, 2000, the Fund's primary exposures were in the Nikkei (Japan), NASDAQ (USA), Hang Seng (Hong Kong), S&P 500 (USA) and DAX (Germany) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of September 30, 2000, crude oil, heating oil and natural gas are the dominant energy market exposures of the Fund. Gas and oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. Campbell & Company's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

The following were the only non-trading risk exposures of the Fund as of September 30, 2000.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

Campbell & Company controls the risk of the Fund's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

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


                          CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                    (Registrant)

                                By:  Campbell & Company, Inc.
                                     General Partner


Date: November 8, 2000          By:  /s/Theresa D. Becks
                                     ------------------------------------------
                                     Theresa D. Becks
                                     Chief Financial Officer/Treasurer/Director