Form 10-K405
period 2000-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2001-03-29
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 2000
                       Commission File Number 0-22260 and

                                     2-84126

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


            For the transition period from ___________ to __________



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                       52-1823554
      ---------------------------------------         ---------------------------------------
          (State or other jurisdiction of               (IRS Employer Identification Number)
            incorporation or organization)


           210 W. PENNSYLVANIA AVENUE
              BALTIMORE, MARYLAND                                     21204
           --------------------------                           --------------------

Registrant's telephone number, including area code:          (410)  296-3301
                                                            ------------------

        Securities registered pursuant to Section 12 (b) of the Act: NONE
                                                                     ----

          Securities registered pursuant to Section 12 (g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                     ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X     No
                                    ---      ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.     [X]

The Registrant has no voting stock. As of December 31, 2000 there were 328,311.518 Units of Limited Partnership Interest issued and outstanding.

Total number of pages 33. Consecutive page numbers on which exhibits commence:
33.
---

DOCUMENTS INCORPORATED BY REFERENCE

        Prospectus dated October 27, 2000 included within the Registration Statement on Form S-1 (File No. 333-43250), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.        BUSINESS

        Campbell Strategic Allocation Fund, L.P. (the "Registrant" or the "Fund") is a limited partnership which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and swap markets. Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

        The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $810,000,000 through March 2001. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

        A total of $635,167,683 has been raised in the initial and continuing offering periods through December 31, 2000.

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

        In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges which are not subject to regulation by any United States government agency.

OPERATIONS

        A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face, " "Investment Factors," "Campbell & Company, Inc.," "Conflicts of Interest," and "The Futures, Forward and Swap Markets," and such description is incorporated herein by reference from the Prospectus.

        The Registrant conducts its business in one industry segment, the speculative trading of futures, forwards and swap contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which control all aspects of trading funds such as the Registrant (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

        The Registrant engages in financial instrument trading in up to approximately 60 financial instrument contracts on domestic and international markets. All of the Fund's assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. Prior to September of 2000, Campbell & Company utilized its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Large Portfolio (25% allocation) in trading the Registrant's assets. The Global Diversified Large Portfolio trades the same forward and futures markets as the Financial, Metal & Energy Large Portfolio, as well as agricultural markets. As of March 2001, the Fund's assets are allocated to the different market sectors in approximately the following manner: 46% to currencies, 19% to interest rates, 16% to stock indices, 18% to energy products and 1% to metals. The contracts traded by the Registrant will fluctuate from time to time.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2000, there were 16,842 Limited Partners in the Registrant and 328,311.518 Units of Limited Partnership Interest outstanding.

        Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.        SELECTED FINANCIAL DATA


DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS
                                                        For the Year Ended December 31,
                                                ------------------------------------------------
                                         2000         1999               1998           1997              1996
                                      -----------   --------          ---------       --------         ---------
Total Assets...................     $  645,193    $   496,841      $    350,791      $   220,404      $ 111,367
Total Partners' Capital........        630,625        484,020           343,957          212,710        107,737
Total Income (Loss)............        108,122         57,598            68,510           40,234         26,624
Net Income (Loss)..............         61,827         23,306            40,695           24,011         19,058
Net Income (Loss) Per General
    and Limited Partner Unit...         208.13          95.52            232.33           208.78         327.00
Increase (Decrease) in Net Asset
Value per General and Limited
    Partner Unit...............         185.62          73.88            211.67           181.48         296.12

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

RESULTS OF OPERATIONS

        The returns for the years ended December 31, 2000, 1999 and 1998 were 10.70%, 4.45% and 14.60%, respectively. For 2000, all of the increase in net asset value per unit occurred in the last quarter of the year. Of the 10.70% increase, approximately 14.34% was due to trading gains (before commissions) and approximately 5.83% was due to interest income, offset by approximately 9.47% in brokerage fees, performance fees and operating costs borne by the Fund. An analysis of the 14.34% trading gains by sector is as follows:

SECTOR                                       % GAIN (LOSS)
--------                                     -------------
Energies                                       12.39%

Currencies                                      3.86

Metals                                         (2.44)

Interest Rates                                  2.45

Agricultural                                    (.27)

Stock Indices                                  (1.65)
                                               ------
                                               14.34%
                                               ======

        The first month of 2000 provided a highly volatile environment, which offered the Fund the opportunity to perform well in most markets. Long bond positions held for security over the Y2K year-end were sold off early in the month benefiting short positions. Rising interest rates with still moderate inflation numbers helped push the dollar higher against the Swiss Franc, the Yen and the Euro, which benefited currency positions. In February, the volatility seen in January continued, providing profits in some markets, but eliminating January's gains in others. Currencies and energy continued to be profitable, but these gains were more than offset by losses in short positions in the long-term interest rate sector. March was a difficult month as sharp reversals in the energy sector and the Yen were the biggest factors in the loss for the month.

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

        Most of October's profit came from the currency sector. Significant gains were earned in the Euro, British Pound and Japanese Yen, but were offset by losses in the Swiss Franc and Australian Dollar. Ongoing hostilities in the Middle East, further OPEC production promises, and relatively warm weather in the northeastern U.S. caused whipsawing in the energy markets. While significant gains were recorded in the energy sector early in October, the Fund closed the month only marginally profitable in this sector. No other sector contributed significantly to the return for the month. November proved to be the most profitable month of the year. During November, bond prices strengthened on the uncertainty surrounding the U.S. presidential election, poor corporate earnings forecasts, and increasingly compelling signs of an economic slowdown. This enabled the Fund to record substantial profits from its long interest rate positions, but reciprocally, it caused losses in long U.S. equity index positions. The Fund also recorded a gain in the energy sector as unseasonably cold weather in the northeast US and continuing tension in the Middle East combined to push prices higher which was positive for the Fund's long energy positions. In December, currencies posted a profitable month reflecting the continued strength of the U.S. Dollar. Negative equities performance contributed to a rally in interest rate instruments that made this the most profitable sector for December. The Fund's currency cross-rate positions were also profitable, with short Yen against long European currency positions contributing strongly. Positive performance in December contributed to a profitable fourth quarter and to a profitable year.

1999

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

SECTOR                                       % GAIN (LOSS)
------                                      ---------------
Energies                                        8.88%

Currencies                                       2.48

Metals                                            .51

Interest Rates                                    .60

Agriculturals                                    (.22)

Stock Indices                                   (3.06)
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

SECTOR                                       % GAIN (LOSS)
------                                       --------------
Interest Rates                                  18.46%

Stock Indices                                    2.03

Currencies                                       2.41

Energies                                         (.11)

Agriculturals                                    (.62)

Metals                                          (1.29)
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

OFF-BALANCE SHEET RISK

        The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

        In addition to market risk, in entering into futures, forward and swap contracts there is a risk to the Fund (credit risk) that a counterparty will not be able to meet its obligations to the Fund. The counterparty of the Fund for futures contracts traded in the United States and most foreign exchanges on which the Fund trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Fund trades on exchanges where the clearinghouse is not backed by the membership (i.e. some foreign exchanges) or when the Fund enters into off-exchange contracts (i.e. forward and swap contracts) with a counterparty, the sole recourse of the Fund will be the clearinghouse or the counterparty as the case may be. Campbell & Company, in its business as a commodity trading advisor and through its many relationships with brokers, monitors the creditworthiness of the exchanges and the clearing members of the foreign exchanges with which it does business for the Fund and other clients. With respect to forward and swap contract trading, the Fund trades with only those counterparties which the General Partner has determined to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. While the General Partner monitors the creditworthiness and risks involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Fund.

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

        In the case of contracts denominated in foreign currencies, the Value at Risk figure include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

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


THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

        The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2000, December 31, 1999 and December 31, 1998 and the trading gains/losses by market category for the years ended December 31, 2000 and 1999. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2000, December 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $631 million, $484 million and $344 million, respectively.


                                        DECEMBER 31, 2000

                                                  % OF TOTAL             TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        -----------
Interest Rates               $23.16 million        3.67%                  2.45%
Currencies                   $16.58 million        2.63%                  3.86%
Stock Indices                $13.99 million        2.22%                 (1.65%)
Energy                       $10.75 million        1.70%                 12.39%
Metals                       $ 1.24 million         .20%                 (2.44%)
Agriculturals                $    0 million           0%                  (.27%)
                            ---------------       ------                  ------

   Total                     $65.72 million       10.42%                  14.34%
                             ==============       ======                  ======


* - Of the 10.70% return for the year ended December 31, 2000, approximately 14.34% was due to trading gains (before commissions) and approximately 5.83% was due to interest income, offset by approximately 9.47% in brokerage fees, performance fees and operating costs borne by the Fund.

                                     DECEMBER 31, 1999
                                    --------------------
                                                    % OF TOTAL            TRADING


 MARKET SECTOR                VALUE AT RISK      CAPITALIZATION        GAIN/(LOSS)*
 -------------                -------------      --------------        ------------
Interest Rates               $12.32 million         2.55%                   .60%
Stock Indices                $ 7.81 million         1.61%                 (3.06%)
Currencies                   $ 7.65 million         1.58%                  2.48%
Energy                       $ 4.80 million          .99%                  8.88%
Metals                       $ 2.27 million          .47%                   .51%
Agriculturals                $  .19 million          .04%                  (.22%)
                             --------------          -----                 -----

   Total                     $35.04 million          7.24%                 9.19%
                             ==============          =====                 =====


* - Of the 4.45% return for the year ended December 31, 1999, approximately 9.19% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 9.42% in brokerage fees, performance fees and operating costs borne by the Fund.




                                            DECEMBER 31, 1998
                                            -----------------
                                                               % OF TOTAL
 MARKET SECTOR                VALUE AT RISK                  CAPITALIZATION
 -------------                -------------                  --------------
Currencies                   $10.60 million                         3.08%
Interest Rates               $ 6.95 million                         2.02%
Stock Indices                $ 5.06 million                         1.47%
Metals                       $ 2.82 million                          .82%
Energy                       $ 1.81 million                          .53%
Agriculturals                $  .38 million                          .11%
                            ----------------                       ------

   Total                     $27.62 million                        8.03%
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

        The following were the primary trading risk exposures of the Fund as of December 31, 2000, by market sector.

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

Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 2000, the Fund's primary exposures were in the Nikkei (Japan), NASDAQ (USA), Hang Seng (Hong Kong), S&P 500 (USA) and DAX (Germany) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)



Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of December 31, 2000, crude oil and heating oil are the dominant energy market exposures of the Fund. Gas and oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. Campbell & Company's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.



QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Fund as of December 31, 2000.

Foreign Currency Balances

        The Fund's primary foreign currency balances are in Japanese Yen, Hong Kong Dollars and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements meeting the requirements of Regulation S-X appear beginning on Page 20 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

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


THERESA D. BECKS, born in 1963, joined Campbell & Company in 1991 and serves as the CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, and a DIRECTOR. In addition to her role as CFO, Ms. Becks also oversees administration and compliance. From December 1987 to June 1991, she was employed by Bank of Maryland Corporation, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

RICHARD M. BELL, born in 1952, began his employment with Campbell & Company in May 1990 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for the assets under Campbell's management. From September 1986 through May 1990, Mr. Bell was the managing general partner of several partnerships registered as broker-dealers involved in market making on the floor of the Philadelphia Stock Exchange ("PHLX") and Philadelphia Board of Trade ("PBOT"). From July 1975 through September 1986, Mr. Bell was a stockholder and Executive Vice-President of Tague Securities, Inc., a registered broker-dealer. Mr. Bell graduated from Lehigh University with a B.S. in Finance. Mr. Bell is an Associated Person of Campbell & Company.

D. KEITH CAMPBELL, born in 1942, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until January 1, 1994, and Chief Executive Officer until

January 1, 1998. Mr. Campbell is the majority stockholder. From 1971 through June 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell is an Associated Person of Campbell & Company.

WILLIAM C. CLARKE, III, born in 1951, joined Campbell & Company in June 1977 and serves as an EXECUTIVE VICE PRESIDENT and DIRECTOR. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research, which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and serves as PRESIDENT, CHIEF EXECUTIVE OFFICER and a DIRECTOR. Prior to 1994, he was Executive Vice President. From May 1986 through December 1992, Mr. Cleland served in various principal roles with the following firms: President, Institutional Brokerage Corporation, a floor broker; President, Institutional Advisory Corporation, a commodity trading advisor and commodity pool operator; President, F&G Management, Inc., a commodity trading advisor; President, Hewlett Trading Corporation, a commodity pool operator. Prior to this, Mr. Cleland was employed by Rudolf Wolff Futures Inc., a futures commission merchant, where he served as President until 1986. Mr. Cleland graduated in 1969 from Victoria University in Wellington, New Zealand where he received a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

XIAOHUA HU, born in 1963, serves as a VICE PRESIDENT - RESEARCH and has been employed by Campbell & Company since 1994. From 1992 to 1994, he was employed in Japan by Line System as a software engineer, where he participated in the research and development of computer software, including programs for production systems control and software development. Mr. Hu received his B.A. in Manufacturing Engineering from Changsha University of Technology in China in 1982. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology in Japan, in 1987 and 1992 respectively. During his studies at Toyohashi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers.

PHIL LINDNER, born in 1954, serves as VICE PRESIDENT - INFORMATION TECHNOLOGY. He has been employed by Campbell & Company since October 1994. He was appointed the IT Director in March 1996 and Vice President in January 1998. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of race track computer systems.

JAMES M. LITTLE, born in 1946, joined Campbell & Company in April 1990 and serves as EXECUTIVE VICE PRESIDENT - CLIENT DEVELOPMENT and a DIRECTOR. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 through April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From January 1984 through March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a registered commodity pool operator and registered broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.

V. TODD MILLER, born in 1962, serves as a VICE PRESIDENT - RESEARCH and has been employed by Campbell & Company since 1994. From 1993 to 1994, Mr. Miller was an assistant professor in the department of Computer Information Science at the University of Florida, where he taught classes in object oriented programming, numerical analysis and programming in C, C++ and LISP. Mr. Miller holds a variety of degrees from the University of Florida, including an Associates degree in architecture and a B.A. in Business with a concentration in computer science. In 1988, he received his M.A. in Engineering with a concentration in artificial intelligence. Mr. Miller completed his education in 1993 with a Ph.D. in Engineering with a concentration in computer simulation.

ALBERT NIGRIN, born in 1961, serves as a VICE PRESIDENT - RESEARCH and has been employed by Campbell & Company since 1995. From 1991 to 1995, Mr. Nigrin was an assistant professor in the department of Computer Science and Information Systems at American University in Washington D.C., where he taught classes in artificial intelligence, computer programming and algorithms to both graduate and undergraduate students. While teaching, he also wrote and published Neural Networks for Pattern Recognition. Mr. Nigrin received a B.A. in Electrical Engineering in 1984 from Drexel University. He then proceeded directly to a Ph.D. program and received his degree in Computer Science in 1990 from Duke University, where his doctoral studies concentrated in the areas of artificial intelligence and neural networks.

MARKUS RUTISHAUSER, born in 1961, serves as VICE PRESIDENT - DATA OPERATIONS and has been employed by Campbell & Company since October 1993. Prior to joining Campbell, Mr. Rutishauser worked two years at Maryland National Bank in Baltimore as an Assistant Vice President in Foreign Exchange trading. Prior to that, he was employed by Union Bank of Switzerland, spending four years in their Zurich office and another four years in their New York office, in the Foreign Exchange Department. Mr. Rutishauser graduated from the University of Fairfield with a degree in Finance. He subsequently completed his MBA at the University of Baltimore in January 1996. Mr. Rutishauser is an Associated Person of Campbell & Company.


C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for foreign exchange markets. From January 1991 to November 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2000, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

        (b) Security Ownership of Management. As of December 31, 2000, Campbell & Company owned 3,306.761 Units of General Partnership Interest having a value of $6,351,669. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



        (a)    The Following documents are filed as part of this report:



               (1)    See Financial Statements beginning on page 20 hereof.



               (2)    Schedules:

                      Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

               (3)    The exhibits listed in the "Index to Exhibits."




        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 26, 2001.

                                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                                    By:  CAMPBELL & COMPANY, INC.
                                    General Partner



                                    By:  /s/ Theresa D. Becks
                                         ---------------------------

                                         Theresa D. Becks
                                         Chief Financial Officer, Secretary,
                                         Treasurer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 26, 2001.


           Signature                               Capacity
          ----------                               ---------



/s/ D. Keith Campbell
----------------------
D. Keith Campbell                                  Chairman of the Board



/s/ William C. Clarke, III
---------------------------
William C. Clarke, III                             Executive Vice President and Director





/s/ Bruce L. Cleland
----------------------
Bruce L. Cleland                                   President, Chief Executive Officer and Director





/s/ Theresa D. Becks
----------------------
Theresa D. Becks                                   Chief Financial Officer, Secretary,
                                                   Treasurer and Director



/s/ James M. Little
-------------------
James M. Little                                    Executive Vice President and Director



                          CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                  ANNUAL REPORT

                                December 31, 2000

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P



                                      INDEX

                                                                                       PAGES
                                                                                      -------
INDEPENDENT AUDITOR'S REPORT                                                             23

FINANCIAL STATEMENTS

Statements of Financial Condition
December 31, 2000 and 1999                                                               24


Statements of Operations For  the Years
Ended December 31, 2000, 1999 and 1998                                                   25



Statements of Cash Flows For the Years
Ended December 31, 2000, 1999 and 1998                                                   26



Statements of Changes in Partners Capital (Net Asset Value)
For the Years Ended December 31, 2000, 1999 and 1998                                     27



Notes to Financial Statements                                                           28-32



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


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Campbell Strategic Allocation Fund, L.P.


We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
February 2, 2001

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999



                                                                       2000              1999
                                                                       ----              ----
ASSETS
   Equity in broker trading accounts
      Cash                                                       $    46,527,143     $  54,186,103
      United States government securities                            318,819,970       256,915,665
      Unrealized gain on open futures contracts                       24,297,352        16,512,156
                                                                  --------------    --------------

           Deposits with broker                                      389,644,465       327,613,924

   Cash and cash equivalents                                          87,655,535        33,978,199
   United States government securities                               163,798,866       129,150,061
   Unrealized gain on open swap contracts                              5,341,674                 0
   Unrealized gain (loss) on open forward contracts                   (1,247,873)        6,098,317
                                                                 ---------------   ---------------

           Total assets                                          $   645,192,667      $496,840,501
                                                                 ===============      ============

LIABILITIES
   Accounts payable                                              $       330,386     $     260,063
   Brokerage fee                                                       3,998,772         3,118,646
   Performance fee                                                     4,180,241                 0
   Offering costs payable                                                299,500           259,595
   Redemptions payable                                                 5,631,710         9,074,798
   Subscription deposits                                                 127,046           107,295
                                                                 ---------------  ----------------

           Total liabilities                                          14,567,655        12,820,397
                                                                 ---------------    --------------

PARTNERS' CAPITAL (NET ASSET VALUE)
   General Partner - 3,306.761 and 2,904.862 units
      outstanding at December 31, 2000 and 1999                        6,351,669         5,040,488
   Limited Partners - 325,004.757 and 276,039.045 units
      outstanding at December 31, 2000 and 1999                      624,273,343       478,979,616
                                                                 ---------------     -------------

           Total partners' capital
               (Net Asset Value)                                     630,625,012       484,020,104
                                                                 ---------------     -------------

                                                                 $   645,192,667     $ 496,840,501
                                                                 ===============     =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998




                                                     2000              1999               1998
                                                     ----              ----               ----
INCOME
   Futures trading gains (losses)
      Realized                                   $  59,418,153     $  15,028,356     $  53,795,803
      Change in unrealized                           7,785,196        12,594,439        (4,649,349)
                                                 -------------     -------------     -------------

           Gain from futures trading                67,203,349        27,622,795        49,146,454
                                                 -------------     -------------     -------------

   Forward and swap trading gains (losses)
      Realized                                      12,338,257         4,085,047         8,873,435
      Change in unrealized                          (2,004,516)        7,103,742        (2,333,555)
                                                 -------------     -------------     -------------

           Gain from forward and swap trading       10,333,741        11,188,789         6,539,880
                                                 -------------     -------------     -------------

   Interest income                                  30,585,256        18,786,307        12,823,294
                                                 -------------     -------------     -------------

           Total income                            108,122,346        57,597,891        68,509,628
                                                 -------------     -------------     -------------

EXPENSES
   Brokerage fee                                    40,968,168        31,758,700        21,002,047
   Performance fee                                   4,226,508         1,780,671         6,303,339
   Operating expenses                                1,101,119           752,312           509,686
                                                 -------------     -------------     -------------

           Total expenses                           46,295,795        34,291,683        27,815,072
                                                 -------------     -------------     -------------

           NET INCOME                            $  61,826,551     $  23,306,208     $  40,694,556
                                                 =============     =============     =============

NET INCOME PER GENERAL AND
   LIMITED PARTNER UNIT
      (based on weighted average number
      of units outstanding during the year)      $      208.13     $       95.52     $      232.33
                                                 =============     =============     =============

INCREASE IN NET ASSET VALUE
   PER GENERAL AND LIMITED
   PARTNER UNIT                                  $      185.62     $       73.88     $      211.67
                                                 =============     =============     =============



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998




                                                            2000           1999           1998
                                                            ----           ----           ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                          $  61,826,551  $  23,306,208   $  40,694,556
     Adjustments to reconcile net income to
        net cash (for) operating activities
          Net change in unrealized                       (5,780,680)   (19,698,181)      6,982,904
          Increase (decrease) in accounts payable
             and accrued expenses                         5,130,690       (992,828)        314,669
          Net (purchases) of investments
             in United States government and agency
             securities                                 (96,553,110)  (171,896,926)    (49,038,541)
                                                      -------------  -------------   -------------

                Net cash (for) operating activities     (35,376,549)  (169,281,727)     (1,046,412)
                                                      -------------  -------------   --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                     158,275,344    158,931,214     117,408,144
  Increase (decrease) in subscription deposits               19,751         90,509        (868,319)
  Redemption of units                                   (70,088,150)   (39,327,023)    (24,906,260)
  Increase (decrease) in redemptions payable             (3,443,088)     6,814,273        (368,639)
  Offering costs charged                                 (3,408,837)    (2,846,943)     (1,949,511)
  Increase in offering costs payable                         39,905         74,283          62,527
                                                      -------------- --------------- -------------

                Net cash from financing activities       81,394,925    123,736,313      89,377,942
                                                      -------------  -------------   -------------

Net increase (decrease) in cash and cash equivalents     46,018,376    (45,545,414)     88,331,530

CASH AND CASH EQUIVALENTS
  Beginning of year                                      88,164,302    133,709,716      45,378,186
                                                      -------------  -------------   -------------

  End of year                                         $ 134,182,678  $  88,164,302   $ 133,709,716
                                                      =============  ==============  =============


End of year cash and cash equivalents consists of:
  Cash in broker trading accounts                     $  46,527,143  $  54,186,103   $  88,830,060
  Cash and cash equivalents                              87,655,535     33,978,199      44,879,656
                                                      -------------- -------------   -------------

                Total end of year cash and
                    cash equivalents                  $ 134,182,678  $  88,164,302   $ 133,709,716
                                                      =============  =============   =============





                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2000, 1999 and 1998


                                                        Partners' Capital
                             ------------------------------------------------------------------------------
                                   General                   Limited                       Total
                             --------------------      ----------------------      ------------------------

                               Units       Amount       Units          Amount         Units          Amount
                               -----       ------       -----          ------         -----          ------
Balances at
   December 31, 1997         1,473.323   $2,135,788   145,259.520   $210,573,931   146,732.843    $212,709,719

Net income for the year
   ended December 31, 1998                  417,357                   40,277,199                    40,694,556

Additions                      623.320      950,000    75,725.965    116,458,144    76,349.285     117,408,144

Redemptions                      0.000            0   (16,043.126)   (24,906,260)  (16,043.126)    (24,906,260)

Offering costs                              (19,971)                  (1,929,540)                   (1,949,511)
                             ----------  -----------  -----------    ------------  -----------    ------------

Balances at
   December 31, 1998         2,096.643    3,483,174    204,942.359   340,473,474   207,039.002     343,956,648

Net income for the year
   ended December 31, 1999                  236,380                   23,069,828                    23,306,208

Additions                      808.219    1,350,000     94,344.964   157,581,214    95,153.183     158,931,214

Redemptions                      0.000            0    (23,248.278)  (39,327,023)  (23,248.278)    (39,327,023)

Offering costs                              (29,066)                  (2,817,877)                   (2,846,943)
                             ----------  -----------   ------------  -----------    ----------    ------------

Balances at
   December 31, 1999         2,904.862    5,040,488    276,039.045   478,979,616   278,943.907     484,020,104

Net income for the year
   ended December 31, 2000                  617,436                   61,209,115                    61,826,551

Additions                      401.899      730,000     88,328.360   157,545,344    88,730.259     158,275,344

Redemptions                      0.000            0    (39,362.648)  (70,088,150)  (39,362.648)    (70,088,150)

Offering costs                              (36,255)                  (3,372,582)                   (3,408,837)
                             ----------  -----------   ------------  -----------    ----------    ------------

Balances at
   December 31, 2000         3,306.761   $6,351,669    325,004.757  $624,273,343   328,311.518    $630,625,012
                             =========   ==========    ===========  ============   ===========    ============



                                    Net Asset Value Per General and Limited Partner Unit
                                    ----------------------------------------------------
                                                        December 31,
                                           2000             1999            1998
                                           ----             ----            ----

                                         $1,920.81        $1,735.19       $1,661.31
                                         =========        =========       =========





                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         A.    General Description of the Fund

               Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward contracts and swap contracts.

         B.    Regulation

               As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (brokers) and interbank and other market makers through which the Fund trades.

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

         F.    Offering Costs

               Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $15,485,205 through December 31, 2000, $10,135,981 of which has already been reimbursed to Campbell & Company by the Fund. At December 31, 2000, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $299,500. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

         Commencing August 1, 2000, the Fund pays a monthly brokerage fee equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets. Campbell & Company receives 7% of this 7.65% fee, a portion (4%) of which is used to compensate selling agents for ongoing services rendered and a portion (3%) of which is retained by Campbell & Company for trading and management services rendered. The remainder of the brokerage fee (0.65%) is paid directly to the broker. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.7% (0.7% annualized) of month-end net assets. During 2000, 1999 and 1998, the amounts paid directly to the broker amounted to $3,615,766, $2,887,155 and $1,909,277, respectively.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2000, 1999 and 1998.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS


         Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of December 31, 2000 and 1999, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $127,046 and $107,295, respectively.

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

Note 6.  TRADING ACTIVITIES AND RELATED RISKS

         The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward contracts and swap contracts (collectively, "derivatives"). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2000 and 1999 was $482,618,836 and $386,065,726, respectively, which equals 77% and 80% of Net Asset Value, respectively.

         The Fund trades forward and swap contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward and swap contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward and swap contracts typically involves delayed cash settlement.

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

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures, forward and swap contracts purchased and unlimited liability on such contracts sold short.

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                          Futures Contracts         Forward and Swap Contracts
                                          (exchange traded)            (non-exchange traded)
                                            December 31,                   December 31,
                                         2000          1999            2000            1999
                                         ----          ----            ----            ----
             Gross unrealized gains   $ 30,981,485    $ 16,698,403  $  47,234,539  $   7,528,691
             Gross unrealized losses    (6,684,133)       (186,247)   (43,140,738)    (1,430,374)
                                      ------------    ------------   ------------  -------------

             Net unrealized gain      $ 24,297,352    $ 16,512,156  $   4,093,801  $   6,098,317
                                      ============    ============  =============  =============

         Open contracts generally mature within three months; as of December 31, 2000, the latest maturity date for open futures contracts is September 2001, and the latest maturity date for open forward and swap contracts is March 2001. However, the Fund intends to close all contracts prior to maturity.

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

                                INDEX TO EXHIBITS


                                                                                          Sequentially
                                                                                           Numbered
Exhibit No.                                 Exhibit                                          Page
----------                                  -------                                       ------------
1.01                    Form of Selling Agreement among the Registrant, Campbell &          n/a
                        Company, PaineWebber Incorporated and the Selling Agent **

1.02                    Form of Auxiliary Selling Agreement  **                             n/a

3.01                    Agreement of Limited Partnership of the Registrant dated            n/a
                        May 11, 1993 *(1)

3.02                    Certificate of Limited Partnership of the Registrant *              n/a

3.03                    Amended Agreement of Limited Partnership of the Registrant ***(1)   n/a

10.01                   Form of Advisory Agreement between the Registrant and               n/a
(Amended)               Campbell & Company *(1)

10.02                   Form of Customer Agreement between the Registrant and               n/a
                        PaineWebber Incorporated *

10.04                   Escrow Agreement between the Registrant and                         n/a
                        Mercantile Safe Deposit & Trust Company *

-----------------



 * Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-67164) filed on
        August 9, 1993.

** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-80933) filed on
        June 17, 1999.

*** Incorporated by reference to the respective exhibit as Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 333-80933) filed on December 15, 1999.

(1)     Management contract or compensatory plan or arrangement.



Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.