Form 10-Q
period 2001-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2001-05-10
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                               -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ---------------------

Commission File number:    0-22260
                         ---------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)


                    Delaware                                                            52-1823554
----------------------------------------------                            -----------------------------------
             (State of Organization)                                      (IRS Employer Identification Number)


Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                                                       21204
------------------------------------------                                         --------------------
(Address of principal executive offices)                                                (Zip Code)


 (410) 296-3301
---------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                         Yes [X]         No [ ]

                      Total number of Pages:  24
                                            -----

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

        Statements of Financial Condition as of March 31, 2001 (Unaudited) and
            December 31, 2000 (Audited)

        Statements of Operations for the Three Months Ended
            March 31, 2001 and 2000 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
            March 31, 2001 and 2000 (Unaudited)

        Statements of Changes in Partners' Capital (Net Asset Value) for the Three Months Ended March 31, 2001 and 2000 (Unaudited)

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)



                                                                     March 31,       December 31,
                                                                       2001              2000
                                                                       ----              ----
ASSETS
   Equity in broker trading accounts
      Cash                                                        $   82,397,841    $   46,527,143
      United States government securities                            348,135,439       318,819,970
      Unrealized gain on open futures contracts                       19,209,118        24,297,352
                                                                  --------------    --------------
           Deposits with broker                                      449,742,398       389,644,465

   Cash and cash equivalents                                         101,417,569        87,655,535
   United States government securities                               189,455,070       163,798,866
   Unrealized gain (loss) on open swap contracts                      (1,491,937)        5,341,674
   Unrealized gain (loss) on open forward contracts                   12,964,047        (1,247,873)
                                                                  --------------    --------------
           Total assets                                           $  752,087,147    $  645,192,667
                                                                  ==============    ==============
LIABILITIES
   Accounts payable                                               $      192,298    $      330,386
   Brokerage fee                                                       4,352,904         3,998,772
   Performance fee                                                     7,354,533         4,180,241
   Offering costs payable                                                314,022           299,500
   Redemptions payable                                                 5,286,804         5,631,710
   Subscription deposits                                                  41,064           127,046
                                                                  --------------    --------------
           Total liabilities                                          17,541,625        14,567,655
                                                                  --------------    --------------
PARTNERS' CAPITAL (NET ASSET VALUE)
   General Partner -  3,646.322 and 3,306.761 units
      outstanding at March 31, 2001 and
      December 31, 2000                                                7,406,336         6,351,669
   Limited Partners -  357,989.081 and 325,004.757
      units outstanding at March 31, 2001 and
      December 31, 2000                                              727,139,186       624,273,343
                                                                  --------------    --------------
           Total partners' capital
              (Net Asset Value)                                      734,545,522       630,625,012
                                                                  --------------    --------------
                                                                  $  752,087,147    $  645,192,667
                                                                  ==============    ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                       2001              2000
                                                                       ----              ----
INCOME
   Futures trading gains (losses)
      Realized                                                    $   69,766,644    $   12,534,823
      Change in unrealized                                            (5,088,234)      (12,088,691)
                                                                  --------------    --------------
           Gain from futures trading                                  64,678,410           446,132
                                                                  --------------    --------------
   Forward and swap trading gains (losses)
      Realized                                                       (20,766,955)        9,804,973
      Change in unrealized                                             7,378,309        (5,386,232)
                                                                  --------------    --------------
           Gain (loss) from forward and swap trading                 (13,388,646)        4,418,741
                                                                  ---------------   --------------
   Interest income                                                     8,843,258         6,489,772
                                                                  --------------    --------------
           Total income                                               60,133,022        11,354,645
                                                                  --------------    --------------
EXPENSES
   Brokerage fee                                                      12,561,768         9,641,479
   Performance fee                                                     7,354,533            27,870
   Operating expenses                                                    231,077           235,385
                                                                  --------------    --------------
           Total expenses                                             20,147,378         9,904,734
                                                                  --------------    --------------
           NET INCOME                                             $   39,985,644    $    1,449,911
                                                                  ==============    ==============
NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
   (based on weighted average number of
   units outstanding during the period)                           $       118.09    $         5.17
                                                                  ==============    ==============
INCREASE IN NET ASSET VALUE
   PER GENERAL AND LIMITED PARTNER UNIT                           $       110.37    $         2.85
                                                                  ==============    ==============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                                       2001                  2000
                                                                                       ----                  ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                                     $   39,985,644      $      1,449,911
    Adjustments to reconcile net income to net cash from (for)
    operating activities
       Net change in unrealized                                                        (2,290,075)           17,474,923
       Increase (decrease) in accounts payable and accrued expenses                     3,390,336               (90,337)
       Net (purchases) of investments in United States
          government securities                                                       (54,971,673)          (14,609,813)
                                                                                   ---------------     ----------------
              Net cash from (for) operating activities                                (13,885,768)            4,224,684
                                                                                   ---------------     ----------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                                  76,898,523            34,288,897
    (Decrease) in subscription deposits                                                   (85,982)             (102,285)
    Redemption of units                                                               (12,021,591)          (21,025,773)
    (Decrease) in redemptions payable                                                    (344,906)           (3,204,085)
    Offering costs charged                                                               (942,066)             (817,497)
    Increase in offering costs payable                                                     14,522                12,904
                                                                                   ---------------     ----------------
              Net cash from financing activities                                       63,518,500             9,152,161
                                                                                   ---------------     ----------------
Net increase in cash and cash equivalents                                              49,632,732            13,376,845

CASH AND CASH EQUIVALENTS
    Beginning of period                                                               134,182,678            88,164,302
                                                                                   ---------------     ----------------
    End of period                                                                  $  183,815,410      $    101,541,147
                                                                                   ==============      ================
End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                                $   82,397,841      $     49,540,030
    Cash and cash equivalents                                                         101,417,569            52,001,117
                                                                                   ---------------     ----------------
       Total end of period cash and cash equivalents                               $  183,815,410      $    101,541,147
                                                                                   ==============      ================



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                    Partners' Capital
                                     ------------------------------------------------------------------------------------
                                             General                    Limited                          Total
                                     -----------------------    --------------------------    ---------------------------
                                       Units        Amount         Units         Amount          Units           Amount
                                     ---------    ----------    -----------   ------------    -----------    -------------
THREE MONTHS ENDED MARCH 31, 2001

Balances at
    December 31, 2000                3,306.761    $6,351,669    325,004.757   $624,273,343    328,311.518    $630,625,012
Net income for the three months
    ended March 31, 2001                             404,170                    39,581,474                     39,985,644
Additions                              339.561       660,000     39,137.218     76,238,523     39,476.779      76,898,523
Redemptions                              0.000             0     (6,152.894)   (12,021,591)    (6,152.894)    (12,021,591)
Offering costs                                        (9,503)                     (932,563)                      (942,066)
                                     ---------    ----------    -----------   ------------    -----------    -------------
Balances at
    March 31, 2001                   3,646.322    $7,406,336    357,989.081   $727,139,186    361,635.403    $734,545,522
                                     =========    ==========    ===========   ============    ===========    =============

THREE MONTHS ENDED MARCH 31, 2000

Balances at
    December 31, 1999                2,904.862    $5,040,488    276,039.045   $478,979,616    278,943.907    $484,020,104
Net income for the three months
    ended March 31, 2000                               2,747                     1,447,164                      1,449,911
Additions                              296.710       530,000     19,079.949     33,758,897     19,376.659      34,288,897
Redemptions                              0.000             0    (11,839.749)   (21,025,773)   (11,839.749)    (21,025,773)
Offering costs                                        (8,775)                     (808,722)                      (817,497)
                                     ---------    ----------    -----------   ------------    -----------    -------------
Balances at
    March 31, 2000                   3,201.572    $5,564,460    283,279.245   $492,351,182    286,480.817    $497,915,642
                                     =========    ==========    ===========   ============    ===========    =============


                                Net Asset Value Per General and Limited Partner Unit
                          ---------------------------------------------------------------
                          March 31,       December 31,        March 31,      December 31,
                            2001              2000              2000             1999
                            ----              ----              ----             ----
                          $2,031.18         $1,920.81         $1,738.04        $1,735.19
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

         C.    Method of Reporting

               The Fund's financial statements are presented in accordance with generally accepted accounting principles, which require the use of certain estimates made by the Fund's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are included in "brokerage fee" and are charged to expense when contracts are open. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

         F.    Offering Costs

               Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $16,665,123 through March 31, 2001, $11,063,525 of which has already been reimbursed to Campbell & Company by the Fund. At March 31, 2001, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $314,022. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

         Commencing January 1, 2001, the Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. From August 1, 2000 through December 31, 2000, the monthly brokerage fee was equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.65% (0.65% annualized) of month-end net assets. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.7% (0.7% annualized) of month-end net assets. During the three months ended March 31, 2001 and 2000, the amounts paid directly to the broker amounted to $691,029 and $876,498, respectively.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2001 and 2000.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of March 31, 2001 and December 31, 2000, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $41,064 and $127,046, respectively.

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

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2001 and December 31, 2000 was $537,590,509 and $482,618,836, respectively, which equals 73% and 77% of Net Asset Value, respectively.

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

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

                                                     Futures Contracts               Forward and Swap Contracts
                                                     (exchange traded)                  (non-exchange traded)
                                                March 31,       December 31,         March 31,       December 31,
                                                  2001              2000               2001               2000
                                                  ----              ----               ----               ----
                Gross unrealized gains       $  24,558,759      $ 30,981,485       $ 68,613,588     $   47,234,539
                Gross unrealized losses         (5,349,641)       (6,684,133)       (57,141,478)       (43,140,738)
                                             -------------      ------------       ------------     --------------
                Net unrealized gain          $  19,209,118      $ 24,297,352       $ 11,472,110     $    4,093,801
                                             =============      ============       ============     ==============

         Open contracts generally mature within three months; as of March 31, 2001, the latest maturity date for open futures contracts is December 2001, and the latest maturity date for open forward and swap contracts is June 2001. However, the Fund intends to close all contracts prior to maturity.

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2001, and the statements of operations, cash flows and changes in partners' capital (Net Asset Value) for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8.  FINANCIAL HIGHLIGHTS

         The following information contains per unit operating performance data for a unit outstanding during the entire three months ended March 31, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.


                                                                                   Three months ended
                                                                                     March 31, 2001
                                                                                       (Unaudited)
                                                                                       -----------
         PER UNIT PERFORMANCE
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at December 31, 2000                                  $1,920.81
                                                                                        ---------

         Income from operations:
               Net investment income *                                                     (31.34)
               Net realized and change in unrealized gain from trading **                  144.49
                                                                                        ---------

                    Total income from operations                                           113.15
                                                                                        ---------

         Offering costs                                                                     (2.78)
                                                                                        ---------

         Net asset value per unit at March 31, 2001                                     $2,031.18
                                                                                        =========

         TOTAL RETURN ***                                                                   5.75%


         SUPPLEMENTAL DATA

         Ratio to average net assets:
               Expenses *, +                                                               11.66%
               Net investment income *, +                                                 (6.36)%


------------------------
* Excludes brokerage commissions and other trading fees paid directly to the broker.
** Includes brokerage commissions and other trading fees paid directly to the broker.
***  Not annualized
+    Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $702,373,428 have been accepted during the continuing offering period as of April 1, 2001. Redemptions over the same time period total $176,298,570. The Fund commenced operations on April 18, 1994.

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

Results of Operations


The returns for the three months ending March 31, 2001 and 2000 were 5.75% and
 .16%, respectively. Of the 5.75% increase, approximately 7.65% was due to trading gains (before commissions) and approximately 1.37% was due to interest income offset by approximately 3.27% due to brokerage fees, performance fees, operating and offering costs borne by the Fund. An analysis of the 7.65% trading gains by sector is as follows:

SECTOR                                                     % GAIN (LOSS)
------                                                     -------------
Interest Rates                                                  8.24%
Stock Indices                                                   2.86
Currencies                                                      2.36
Metals                                                           .07
Energy                                                         (5.88)
                                                               ------
                                                                7.65%
                                                               ======

January was a turbulent month due to the underestimated slowdown of the U.S. economy and difficult transition between presidential administrations. The Federal Reserve intervened twice by lowering interest rates during the month a total of 100 basis points. The interest rate reductions resulted in gains in the Fund's long bond positions, but these were offset by losses in its Swiss and Sterling currency positions. The most noticeable turnaround for the month were the energy markets, which incurred the largest losses for the Fund. Overall, February was a mostly flat month for the Fund. The Federal Reserve's failure to lower interest rates ahead of its March meeting and the continued declining consumer confidence pushed U.S. equities lower, with the NASDAQ posting a new two year low. This economic news was favorable to both the Fund's short equities positions and long bond positions. The energy markets continued to disappoint and this sector posted a loss for the month. The currency markets were mixed and ended flat for February. The first quarter ended well for the Fund. During the month, all markets were profitable, except the energy sector. In the midst of some painful trends in the global economy, the Fund's trading principles enabled it to ride the bear trend in equities while simultaneously benefiting from long fixed income positions.

OFF-BALANCE SHEET RISK

The term "off-balance" sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2001 and December 31, 2000 and the trading gains/losses by market category for the quarter ended March 31, 2001 and the year ended December 31, 2000. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2001 and December 31, 2000, the Fund's total capitalization was approximately $735 million and $631 million, respectively.

                                     MARCH 31, 2001
                                     --------------
                                                   % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Currencies                   $29.33 million          3.99%               2.36%
Interest Rates               $25.19 million          3.43%               8.24%
Stock Indices                $18.22 million          2.48%               2.86%
Energy                       $ 5.94 million           .81%              (5.88%)
Metals                       $ 1.64 million           .22%                .07%
                             --------------       --------             -------
   Total                     $80.32 million         10.93%               7.65%
                             ==============       ========             =======


* - Of the 5.75% return for the quarter ended March 31, 2001, approximately 7.65% was due to trading gains (before commissions) and approximately 1.37% was due to interest income, offset by approximately 3.27% in brokerage fees, performance fees, operating and offering costs borne by the Fund.

                                   DECEMBER 31, 2000
                                   -----------------
                                                   % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Interest Rates               $23.16 million          3.67%               2.45%
Currencies                   $16.58 million          2.63%               3.86%
Stock Indices                $13.99 million          2.22%             (1.65%)
Energy                       $10.75 million          1.70%              12.39%
Metals                       $ 1.24 million           .20%             (2.44%)
Agriculturals                $    0 million             0%              (.27%)
                             --------------        -------              ------
   Total                     $65.72 million         10.42%              14.34%
                             ==============         ======              ======


* - Of the 10.70% return for the year ended December 31, 2000, approximately 14.34% was due to trading gains (before commissions) and approximately 5.83% was due to interest income, offset by approximately 9.47% in brokerage fees, performance fees, operating and offering costs borne by the Fund.

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

        The following were the primary trading risk exposures of the Fund as of March 31, 2001, by market sector.

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

Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of March 31, 2001, the Fund's primary exposures were in the S&P 500
(USA), DAX (Germany), Nikkei (Japan) and NASDAQ (USA) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of March 31, 2001, crude oil, heating oil and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. Campbell & Company's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Fund as of March 31, 2001.

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


                              CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                              (Registrant)

                                      By:    Campbell & Company, Inc.
                                             General Partner


Date: May 1, 2001                     By:    /s/Theresa D. Becks
                                         ---------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director