Form 10-Q
period 2001-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2001-08-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2001
                                    --------------


                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:   0-22260
                          -------




                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
------------------------------------------------------------
               (Exact name of registrant as specified in charter)


         Delaware                                       52-1823554
-----------------------------               ----------------------
  (State of Organization)                   (IRS Employer Identification Number)

Court Towers Building
210 West Pennsylvania Avenue
Baltimore, Maryland                                                        21204
------------------------------------------               -----------------------
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

                           Total number of Pages: 24

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

        Statements of Financial Condition as of June 30, 2001 and
            December 31, 2000

        Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000

        Statements of Cash Flows for the Six Months Ended
            June 30, 2001 and 2000

        Statements of Changes in Partners' Capital for the Six Months Ended
            June 30, 2001 and 2000

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                                                     June 30,        December 31,
                                                                       2001              2000
                                                                       ----              ----
ASSETS
   Equity in broker trading accounts
      Cash                                                         $  36,338,060     $  46,527,143
      United States government securities                            398,422,623       318,819,970
      Unrealized gain on open futures contracts                        2,251,826        24,297,352
                                                                   -------------     -------------

           Deposits with broker                                      437,012,509       389,644,465
                                                                               F                 F
   Cash and cash equivalents                                         123,499,521        87,655,535
   United States government securities                               191,686,006       163,798,866
   Unrealized gain (loss) on open swap contracts                      (4,604,718)        5,341,674
   Unrealized gain (loss) on open forward contracts                   10,163,726        (1,247,873)
                                                                   -------------     -------------

           Total assets                                            $ 757,757,044     $ 645,192,667
                                                                   =============     =============

LIABILITIES                                                                    F                 F
   Accounts payable                                                $     206,053     $     330,386
   Brokerage fee                                                       4,379,647         3,998,772
   Performance fee                                                             0         4,180,241
   Offering costs payable                                                360,326           299,500
   Redemptions payable                                                 2,515,614         5,631,710
   Subscription deposits                                                  30,055           127,046
                                                                   -------------     -------------

           Total liabilities                                           7,491,695        14,567,655
                                                                   -------------     -------------

PARTNERS' CAPITAL (NET ASSET VALUE)                                            F                 F
   General Partner - 4,125.193 and 3,306.761 units
      outstanding at June 30, 2001 and
      December 31, 2000                                                7,593,077         6,351,669
   Limited Partners - 403,482.064 and 325,004.757
      units outstanding at June 30, 2001 and
      December 31, 2000                                              742,672,272       624,273,343
                                                                   -------------     -------------

           Total partners' capital
              (Net Asset Value)                                      750,265,349       630,625,012
                                                                   -------------     -------------
                                                                               F                 F
                                                                   $ 757,757,044     $ 645,192,667
                                                                   =============     =============
                                                                               F                 F

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended June 30, 2001 and 2000 and For
                   the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                               Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                               2001          2000           2001          2000
                                               ----          ----           ----          ----
INCOME
   Futures trading gains (losses)
      Realized                            $(15,417,821)  $  1,624,718  $ 54,348,823   $ 14,159,540
      Change in unrealized                 (16,957,292)     9,325,842   (22,045,526)    (2,762,849)
                                          -------------  ------------  -------------  -------------

           Gain (loss) from futures
             trading                       (32,375,113)    10,950,560    32,303,297     11,396,691
                                          -------------  ------------  -------------  -------------

   Forward and swap trading gains (losses)
      Realized                             (24,180,628)     1,211,951   (44,947,583)    11,016,924
      Change in unrealized                  (5,913,102)     2,601,314     1,465,207     (2,784,917)
                                          -------------  ------------  -------------  -------------

           Gain (loss) from forward
              and swap trading             (30,093,730)     3,813,265   (43,482,376)     8,232,007
                                          -------------  ------------  -------------  -------------

   Interest income                           7,295,977      7,165,839    16,139,235     13,655,611
                                          -------------  ------------  -------------  -------------

           Total income (loss)             (55,172,866)    21,929,664     4,960,156     33,284,309
                                          -------------  ------------  -------------  -------------

EXPENSES
   Brokerage fee                            13,187,831      9,733,055    25,749,599     19,374,534
   Performance fee                                   0              0     7,354,533         27,869
   Operating expenses                          276,481        288,134       507,558        523,520
                                          -------------  ------------  -------------  -------------

           Total expenses                   13,464,312     10,021,189    33,611,690     19,925,923
                                          -------------  ------------  -------------  -------------

           NET INCOME (LOSS)              $(68,637,178)  $ 11,908,475  $(28,651,534)  $ 13,358,386
                                          =============  ============  =============  =============

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
   (based on weighted average number of
   units outstanding during the period)   $    (182.57)  $      41.30  $     (80.19)  $      46.98
                                          =============  ============  =============  ============

INCREASE (DECREASE) IN NET
   ASSET VALUE PER GENERAL
   AND LIMITED PARTNER UNIT               $    (190.52)  $      37.98  $     (80.15)  $      40.83
                                          =============  ============  =============  ============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                             Six Months
                                                                                Ended
                                                                              June 30,
                                                                       2001              2000
                                                                       ----              ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income (loss)                                             $   (28,651,534)   $   13,358,386
   Adjustments to reconcile net income (loss) to net
   cash (for) operating activities
      Net change in unrealized                                        20,580,319         5,547,766
      Increase (decrease) in accounts payable and
         accrued expenses                                             (3,923,699)          163,051
      Net (purchases) of investments in United States
         government securities                                      (107,489,793)      (38,885,887)
                                                                 ----------------    -------------

           Net cash (for) operating activities                      (119,484,707)      (19,816,684)
                                                                 ----------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                 170,543,088        65,645,865
   (Decrease) in subscription deposits                                   (96,991)          (57,287)
   Redemption of units                                               (20,228,173)      (37,331,105)
   (Decrease) in redemptions payable                                  (3,116,096)       (3,717,558)
   Offering costs charged                                             (2,023,044)       (1,655,379)
   Increase in offering costs payable                                     60,826            19,699
                                                                 ----------------    -------------

           Net cash from financing activities                        145,139,610        22,904,235
                                                                 ----------------    -------------

Net increase in cash and cash equivalents                             25,654,903         3,087,551

CASH AND CASH EQUIVALENTS
   Beginning of period                                               134,182,678        88,164,302
                                                                 ----------------    -------------

   End of period                                                 $   159,837,581     $  91,251,853
                                                                 ================    =============

End of period cash and cash equivalents consists of:
   Cash in broker trading accounts                               $    36,338,060     $  44,300,144
   Cash and cash equivalents                                         123,499,521        46,951,709
                                                                 ----------------    -------------

      Total end of period cash and cash equivalents              $   159,837,581     $  91,251,853
                                                                 ================    =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                          Partners' Capital
                                          -----------------------------------------------------------------------------------
                                               General                         Limited                          Total
                                          --------------------         -------------------------         --------------------
                                          Units         Amount         Units              Amount         Units         Amount
                                          -----         ------         -----              ------         -----         ------
SIX MONTHS ENDED JUNE 30, 2001

Balances at
    December 31, 2000                  3,306.761     $6,351,669    325,004.757     $624,273,343     328,311.518    $630,625,012

Net (loss) for the six months
    ended June 30, 2001                                (287,984)                    (28,363,550)                    (28,651,534)

Additions                                818.432      1,549,800     89,043.758      168,993,288      89,862.190     170,543,088

Redemptions                                0.000              0    (10,566.451)     (20,228,173)    (10,566.451)    (20,228,173)

Offering costs                                          (20,408)                     (2,002,636)                     (2,023,044)
                                       ---------     ----------    -----------     ------------     -----------    ------------

Balances at
    June 30, 2001                      4,125.193     $7,593,077    403,482.064     $742,672,272     407,607.257    $750,265,349
                                       =========     ==========    ===========     ============     ===========    ============

SIX MONTHS ENDED JUNE 30, 2000

Balances at
    December 31, 1999                  2,904.862     $5,040,488    276,039.045     $478,979,616     278,943.907    $484,020,104

Net income for the six months
    ended June 30, 2000                                 133,646                      13,224,740                      13,358,386

Additions                                296.710        530,000     37,032.442       65,115,865      37,329.152      65,645,865

Redemptions                                0.000              0    (21,210.051)     (37,331,105)    (21,210.051)    (37,331,105)

Offering costs                                          (18,078)                     (1,637,301)                     (1,655,379)
                                       ---------     ----------    -----------     ------------     -----------    ------------

Balances at
    June 30, 2000                      3,201.572     $5,686,056    291,861.436     $518,351,815     295,063.008    $524,037,871
                                       =========     ==========    ===========     ============     ===========    ============

                                              Net Asset Value Per General and Limited Partner Unit
                                            ---------------------------------------------------------
                                           June 30,        December 31,         June 30,        December 31,
                                             2001              2000               2000              1999
                                             ----              ----               ----              ----
                                           $1,840.66         $1,920.81          $1,776.02         $1,735.19
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

         C.    Method of Reporting

               The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are included in "brokerage fee" and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

         F.    Offering Costs

               Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $18,079,444 through June 30, 2001, $12,098,199 of which has already been reimbursed to Campbell & Company by the Fund. At June 30, 2001, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $360,326. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

         Commencing January 1, 2001, the Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell and Company and $10 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. From August 1, 2000 until December 31, 2000, the monthly brokerage fee was equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.65% (0.65% annualized) of month-end net assets. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.7% (0.7% annualized) of month-end net assets. During the six months ended June 30, 2001 and 2000, the amounts paid directly to the broker amounted to $1,454,634 and $1,761,321, respectively. During the three months ended June 30, 2001 and 2000, the amounts paid directly to the broker amounted to $763,605 and $884,823, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and six months ended June 30, 2001 and 2000.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of June 30, 2001 and December 31, 2000, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $30,055 and $127,046, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2001 and December 31, 2000 was $590,108,629 and $482,618,836, respectively, which equals 79% and 77% of Net Asset Value, respectively.

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

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                          Futures Contracts         Forward and Swap Contracts
                                          (exchange traded)            (non-exchange traded)
                                       June 30,    December 31,      June 30,       December 31,
                                         2001          2000            2001            2000
                                         ----          ----            ----            ----
             Gross unrealized gains  $11,668,665   $ 30,981,485   $40,334,536  $  47,234,539
             Gross unrealized losses  (9,416,839)    (6,684,133)  (34,775,528)   (43,140,738)
                                     -----------   ------------   ------------ -------------
             Net unrealized gain     $ 2,251,826   $ 24,297,352   $ 5,559,008  $   4,093,801
                                     ===========   ============   ============ =============

         Open contracts generally mature within three months; as of June 30, 2001, the latest maturity date for open futures contracts is March 2002, and the latest maturity date for open forward and swap contracts is September 2001. However, the Fund intends to close all contracts prior to maturity.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 2001, the statements of operations for the three months and six months ended June 30, 2001 and 2000, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8.  FINANCIAL HIGHLIGHTS

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and six months ended June 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.


                                                                Three months          Six Months
                                                                    Ended                Ended
                                                                June 30, 2001        June 30, 2001
                                                                 (Unaudited)          (Unaudited)
                                                                 -----------          -----------
         PER UNIT PERFORMANCE
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------

         Net asset value per unit at March 31, 2001 and
             December 31, 2000, respectively                      $2,031.18             $1,920.81
                                                                  ---------             ---------

         (Loss) from operations:
               Net investment income *                               (14.38)               (44.83)
               Net realized and change in unrealized
                   (loss) from trading **                           (173.26)               (29.66)
                                                                  ---------             ---------

                    Total (loss) from operations                    (187.64)               (74.49)
                                                                  ---------             ---------

         Offering costs                                               (2.88)                (5.66)
                                                                  ---------             ---------

         Net asset value per unit at June 30, 2001                $1,840.66             $1,840.66
                                                                  =========             =========

         TOTAL RETURN ***                                           (9.38)%               (4.17)%


         SUPPLEMENTAL DATA

         Ratio to average net assets:
               Expenses *, +                                          6.97%                 9.28%
               Net investment income *, +                           (2.96)%               (4.62)%


------------------------
* Excludes brokerage commissions and other trading fees paid directly to the broker.
** Includes brokerage commissions and other trading fees paid directly to the broker.
*** Not annualized
+   Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $796,017,993 have been accepted during the continuing offering period as of June 30, 2001. Redemptions over the same time period total $184,505,152. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the six months ending June 30, 2001 and 2000 were (4.17)% and 2.35%, respectively. Of the (4.17)% decrease, approximately 1.52% was due to trading losses (before commissions) and approximately 2.19% was due to interest income offset by approximately 4.84% due to brokerage fees, performance fees, operating and offering costs borne by the Fund. An analysis of the 1.52% trading losses by sector is as follows:

SECTOR                                              % GAIN (LOSS)
------                                              -------------
Interest Rates                                           3.10%

Stock Indices                                            1.67

Currencies                                                .67

Metals                                                   (.19)

Energy                                                  (6.77)
                                                        ------

                                                        (1.52)%
                                                        ======


January was a turbulent month due to the underestimated slowdown of the U.S. economy and difficult transition between presidential administrations. The Federal Reserve intervened twice by lowering interest rates during the month a total of 100 basis points. The interest rate reductions resulted in gains in the Fund's long bond positions, but these were offset by losses in its Swiss and Sterling currency positions. The most noticeable turnaround for the month was the energy markets, which incurred the largest losses for the Fund. Overall, February was a mostly flat month for the Fund. The Federal Reserve's failure to lower interest rates ahead of its March meeting and the continued declining consumer confidence pushed U.S. equities lower, with the NASDAQ posting a new two year low. This economic news was favorable to both the Fund's short equities positions and long bond positions. The energy markets continued to disappoint and this sector posted a loss for the month. The currency markets were mixed and ended flat for February. The first quarter ended well for the Fund. During the month of March, all markets were profitable, except the energy sector. In the midst of some painful trends in the global economy, the Fund's trading principles enabled it to ride the bear trend in equities while simultaneously benefiting from long fixed income positions.

Sharp price reversals in the equity, bond and energy markets resulted in a negative performance in April as many of the Fund's largest positions hit protective stops. The capitulation that caused the sharp downturn in equities in the first quarter was reversed as investors greeted a surprise 50 basis point rate cut by the Federal Reserve by pushing the equity markets substantially higher. The flight to quality that has caused the long bond to trade so strongly in March was abandoned as investors sold bonds to invest in stocks. May was a volatile month for many of the markets the Fund trades, but the Fund produced a positive result despite the adverse conditions. A strong U.S. dollar amid persistent signs of global economic weakness kept equity markets volatile, but the widely anticipated 50-point rate cut by the Federal Reserve was priced into the markets and had little effect when announced. The Fund made small profits in energy and interest rates and small losses in global stock indices and currency positions. Uncertainty has plagued the global markets for the last few months, and there has not been an emergence of a solid trend to give investors and economists any meaningful indication of what the second half of 2001 holds. This lack of market direction has held the Fund's performance relatively flat for the month of June and for the year to date. In June, the Fund was profitable in the global equity indices and currency markets while the fixed income and energy markets erased all of those gains.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2001 and December 31, 2000 and the trading gains/losses by market category for the quarter ended June 30, 2001 and the year ended December 31, 2000. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2001 and December 31, 2000, the Fund's total capitalization was approximately $750 million and $631 million, respectively.

                                  JUNE 30, 2001

                                                    % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Currencies                   $ 30.74 million         4.10%                .67%
Interest Rates               $ 18.36 million         2.45%               3.10%
Stock Indices                $ 12.12 million         1.62%               1.67%
Energy                       $  5.44 million          .72%              (6.77%)
Metals                       $   .98 million          .13%               (.19%)
                             ----------------       ------              ------

   Total                     $ 67.64 million         9.02%              (1.52%)
                             ===============         =====              ======


* - Of the (4.17)% return for the quarter ended June 30, 2001, approximately 1.52% was due to trading losses (before commissions) and approximately 2.19% was due to interest income, offset by approximately 4.84% in brokerage fees, performance fees, operating and offering costs borne by the Fund.

                               DECEMBER 31, 2000

                                                    % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Interest Rates               $ 23.16 million         3.67%                2.45%
Currencies                   $ 16.58 million         2.63%                3.86%
Stock Indices                $ 13.99 million         2.22%               (1.65%)
Energy                       $ 10.75 million         1.70%               12.39%
Metals                       $  1.24 million          .20%               (2.44%)
Agriculturals                $     0 million            0%                (.27%)
                             ---------------       ------                ------

   Total                     $ 65.72 million        10.42%               14.34%
                             ===============        ======               ======


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

        The following were the primary trading risk exposures of the Fund as of June 30, 2001, by market sector.

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

Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of June 30, 2001, the Fund's primary exposures were in the S&P 500
(USA), DAX (Germany), Nikkei (Japan), FSTE (U.K.) and IBEX (Spain) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of June 30, 2001, crude oil, unleaded gas, and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. Campbell & Company's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Fund as of June 30, 2001.

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


                                  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                  (Registrant)

                                      By:    Campbell & Company, Inc.
                                             General Partner


Date: August 14, 2001                 By:    /s/Theresa D. Becks
                                             -----------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director