Form 10-Q
period 2001-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2001-11-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2001
                               -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                          ------------------------------------------------------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                Delaware                                                52-1823554
------------------------------------------          ----------------------------------------------
         (State of Organization)                          (IRS Employer Identification Number)

Court Towers Building
210 West Pennsylvania Avenue
Baltimore, Maryland                                                        21204
------------------------------------------          ----------------------------------------------
(Address of principal executive offices)                                (Zip Code)

 (410) 296-3301
--------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]     No [ ]

                            Total number of Pages: 23
                                                   --

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

The following unaudited financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

        Statements of Financial Condition as of September 30, 2001 and
            December 31, 2000

        Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and 2000

        Statements of Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000

        Statements of Changes in Partners' Capital for the Nine Months Ended
            September 30, 2001 and 2000

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                                   ----------

                                                       September 30,     December 31,
                                                           2001              2000
                                                           ----              ----
ASSETS
    Equity in broker trading accounts
        Cash                                           $  63,855,243    $  46,527,143
        United States government securities              448,657,771      318,819,970
        Unrealized gain on open futures contracts         20,949,091       24,297,352
                                                       -------------    -------------

                Deposits with broker                     533,462,105      389,644,465

    Cash and cash equivalents                            129,942,823       87,655,535
    United States government securities                  220,893,232      163,798,866
    Unrealized gain (loss) on open swap contracts            (66,240)       5,341,674
    Unrealized gain (loss) on open forward contracts      42,705,423       (1,247,873)
                                                       -------------    -------------

                Total assets                           $ 926,937,343    $ 645,192,667
                                                       =============    =============

LIABILITIES
    Accounts payable                                   $     281,264    $     330,386
    Payable for United States government
        securities purchased                              49,748,000                0
    Brokerage fee                                          5,250,189        3,998,772
    Performance fee                                                0        4,180,241
    Offering costs payable                                   406,458          299,500
    Redemptions payable                                   16,631,417        5,631,710
    Subscription deposits                                          0          127,046
                                                       -------------    -------------


                Total liabilities                         72,317,328       14,567,655
                                                       -------------    -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 4,284.700 and 3,306.761 units
        outstanding at September 30, 2001 and
        December 31, 2000                                  8,673,347        6,351,669
    Limited Partners - 417,904.076 and 325,004.757
        units outstanding at September 30, 2001 and
        December 31, 2000                                845,946,668      624,273,343
                                                       -------------    -------------

                Total partners' capital
                   (Net Asset Value)                     854,620,015      630,625,012
                                                       -------------    -------------

                                                       $ 926,937,343    $ 645,192,667
                                                       =============    =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2001 and 2000 and
             For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                   ----------

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                       2001             2000             2001             2000
                                                       ----             ----             ----             ----
INCOME
    Futures trading gains (losses)
        Realized                                   $  60,756,888    $  23,738,500    $ 115,105,711    $  37,898,040
        Change in unrealized                          18,697,265      (30,545,102)      (3,348,261)     (33,307,951)
                                                   -------------    -------------    -------------    -------------

                Gain (loss) from futures trading      79,454,153       (6,806,602)     111,757,450        4,590,089
                                                   -------------    -------------    -------------    -------------

    Forward and swap trading gains (losses)
        Realized                                     (29,481,705)       5,668,380      (74,429,288)      16,685,304
        Change in unrealized                          37,080,174      (11,988,621)      38,545,382      (14,773,538)
                                                   -------------    -------------    -------------    -------------

                Gain (loss) from forward and
                swap trading                           7,598,469       (6,320,241)     (35,883,906)       1,911,766
                                                   -------------    -------------    -------------    -------------

    Interest income                                    6,733,295        7,949,985       22,872,529       21,605,596
                                                   -------------    -------------    -------------    -------------

                Total income (loss)                   93,785,917       (5,176,858)      98,746,073       28,107,451
                                                   -------------    -------------    -------------    -------------

EXPENSES
    Brokerage fee                                     15,237,955       10,176,831       40,987,554       29,551,365
    Performance fee                                            0                0        7,354,533           27,869
    Operating expenses                                   273,616          276,426          781,174          799,946
                                                   -------------    -------------    -------------    -------------

                Total expenses                        15,511,571       10,453,257       49,123,261       30,379,180
                                                   -------------    -------------    -------------    -------------

                NET INCOME (LOSS)                  $  78,274,346    $ (15,630,115)   $  49,622,812    $  (2,271,729)
                                                   =============    =============    =============    =============

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)           $      188.56    $      (51.83)   $      131.78    $       (7.83)
                                                   =============    =============    =============    =============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                       $      183.60    $      (54.07)   $      103.45    $      (13.24)
                                                   =============    =============    =============    =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                   ----------


                                                                 Nine Months Ended
                                                                   September 30,
                                                               2001              2000
                                                               ----              ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                      $  49,622,812    $  (2,271,729)
    Adjustments to reconcile net income (loss) to
    net cash (for) operating activities
        Net change in unrealized                             (35,197,121)      48,081,489
        Increase (decrease) in accounts payable and
            accrued expenses                                  (2,977,946)         289,186
        Net (purchases) of investments in United States
            government securities                           (186,932,167)     (54,771,321)
        Increase in payable for United States government
            securities purchased                              49,748,000                0
                                                           -------------    -------------


                Net cash (for) operating activities         (125,736,422)      (8,672,375)
                                                           -------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                        224,566,649      112,657,998
    (Decrease) in subscription deposits                         (127,046)        (107,295)
    Redemption of units                                      (46,952,040)     (51,878,391)
    Increase (decrease) in redemptions payable                10,999,707       (4,202,408)
    Offering costs charged                                    (3,242,418)      (2,510,337)
    Increase in offering costs payable                           106,958           25,391
                                                           -------------    -------------

                Net cash from financing activities           185,351,810       53,984,958
                                                           -------------    -------------

Net increase in cash and cash equivalents                     59,615,388       45,312,583

CASH AND CASH EQUIVALENTS
    Beginning of period                                      134,182,678       88,164,302
                                                           -------------    -------------

    End of period                                          $ 193,798,066    $ 133,476,885
                                                           =============    =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                        $  63,855,243    $  50,579,162
    Cash and cash equivalents                                129,942,823       82,897,723
                                                           -------------    -------------

        Total end of period cash and cash equivalents      $ 193,798,066    $ 133,476,885
                                                           =============    =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                   ----------

                                                                           Partners' Capital
                                          ----------------------------------------------------------------------------------------
                                                  General                       Limited                          Total
                                          ------------------------    ----------------------------    ----------------------------
                                            Units         Amount         Units           Amount          Units           Amount
                                            -----         ------         -----           ------          -----           ------
NINE MONTHS ENDED SEPTEMBER 30, 2001

Balances at
    December 31, 2000                     3,306.761     $6,351,669    325,004.757     $624,273,343    328,311.518     $630,625,012

Net income for the nine months
    ended September 30, 2001                               504,634                      49,118,178                      49,622,812

Additions                                   977.939      1,849,800    117,034.623      222,716,849    118,012.562      224,566,649

Redemptions                                   0.000              0    (24,135.304)     (46,952,040)   (24,135.304)     (46,952,040)

Offering costs                                             (32,756)                     (3,209,662)                     (3,242,418)
                                          ---------     ----------    -----------     ------------    -----------     ------------

Balances at
    September 30, 2001                    4,284.700     $8,673,347    417,904.076     $845,946,668    422,188.776     $854,620,015
                                          =========     ==========    ===========     ============   ============     ============

NINE MONTHS ENDED SEPTEMBER 30, 2000

Balances at
    December 31, 1999                     2,904.862     $5,040,488    276,039.045     $478,979,616    278,943.907     $484,020,104

Net (loss) for the nine months
    ended September 30, 2000                               (30,382)                     (2,241,347)                     (2,271,729)

Additions                                   296.710        530,000     63,896.789      112,127,998     64,193.499      112,657,998

Redemptions                                   0.000              0    (29,529.216)     (51,878,391)   (29,529.216)     (51,878,391)

Offering costs                                            (27,159)                      (2,483,178)                     (2,510,337)
                                          ---------     ----------    -----------     ------------    -----------     ------------

Balances at
    September 30, 2000                    3,201.572     $5,512,947    310,406.618     $534,504,698    313,608.190     $540,017,645
                                          =========     ==========    ===========     ============    ===========     ============


                         Net Asset Value Per General and Limited Partner Unit
                --------------------------------------------------------------------------
                September 30,       December 31,         September 30,        December 31,
                    2001                2000                 2000                 1999
                    ----                ----                 ----                 ----
                  $2,024.26           $1,920.81            $1,721.95            $1,735.19
                  =========           =========            =========            =========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                   ----------

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

        E.      Income Taxes

                The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        F.      Offering Costs

                Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $19,583,089 through September 30, 2001, $13,271,441 of which has already been reimbursed to Campbell & Company by the Fund. At September 30, 2001, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $406,458. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

Note 2. GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

        Commencing January 1, 2001, the Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. From August 1, 2000 through December 31, 2000, the monthly brokerage fee was equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets, with the broker directly receiving an amount equal to 1/12 of 0.65% (0.65% annualized) of month-end net assets. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.7% (0.7% annualized) of month-end net assets. During the nine months ended September 30, 2001 and 2000, the amounts paid directly to the broker amounted to $2,402,956 and $2,645,711, respectively. During the three months ended September 30, 2001 and 2000, the amounts paid directly to the broker amounted to $948,322 and $884,390, respectively.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2001 and 2000.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of September 30, 2001 and December 31, 2000, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company total $0 and $127,046, respectively.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                   ----------

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

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

        The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2001 and December 31, 2000 was $669,551,003 and $482,618,836, respectively, which equals 78% and 77% of
        Net Asset Value, respectively.

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

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                          Futures Contracts         Forward and Swap Contracts
                                          (exchange traded)            (non-exchange traded)
                                     September 30,  December 31,   September 30,   December 31,
                                         2001           2000           2001            2000
                                         ----           ----           ----            ----
             Gross unrealized gains   $28,999,525    $ 30,981,485    $90,108,866   $ 47,234,539
             Gross unrealized losses   (8,050,434)     (6,684,133)   (47,469,683)   (43,140,738)
                                      -----------    ------------    -----------  -------------
             Net unrealized gain      $20,949,091    $ 24,297,352    $42,639,183   $  4,093,801
                                      ===========    ============    ===========  =============

         Open contracts generally mature within six months; as of September 30, 2001, the latest maturity date for open futures contracts is June 2002, and the latest maturity date for open forward and swap contracts is December 2001. However, the Fund intends to close all contracts prior to maturity.

         Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 2001, the statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)




Note 8.  FINANCIAL HIGHLIGHTS

         The following information contains per unit operating performance data for a unit outstanding during the entire three months and nine months ended September 30, 2001, and other supplemental financial data. This information has been derived from information presented in the financial statements.

                                                             Three months ended    Nine months ended
                                                             September 30, 2001    September 30, 2001
                                                                 (Unaudited)          (Unaudited)
                                                                 -----------          -----------

         PER UNIT PERFORMANCE
         (for a unit outstanding throughout the entire period)
         -----------------------------------------------------
         Net asset value per unit at June 30, 2001 and
             December 31, 2000, respectively                      $1,840.66             $1,920.81
                                                                  ---------             ---------

         Gain (loss) from operations:
               Net investment income *                               (18.86)               (63.33)
               Net realized and change in unrealized
                   gain from trading **                              205.40                175.39
                                                                  ---------             ----------

                    Total gain from operations                       186.54                112.06
                                                                  ---------             ----------

         Offering costs                                               (2.94)                (8.61)
                                                                  ----------            ----------

         Net asset value per unit at September 30, 2001           $2,024.26             $2,024.26
                                                                  =========             ==========

         TOTAL RETURN ***                                            9.97%                  5.39%


         SUPPLEMENTAL DATA

         Ratio to average net assets:
               Expenses *, +                                         7.52%                  8.72%
               Net investment income *, +                          (4.04)%                (4.45)%

         --------------------
         * Excludes brokerage commissions and other trading fees paid directly to the broker.

         ** Includes brokerage commissions and other trading fees paid directly to the broker.

         ***   Not annualized
         +     Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $850,041,554 have been accepted during the continuing offering period as of September 30, 2001. Redemptions over the same time period total $211,229,019. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the nine months ending September 30, 2001 and 2000 were 5.39% and (.76%), respectively. Of the 5.39% increase, approximately 9.59% was due to trading gains (before commissions) and approximately 3.20% was due to interest income offset by approximately 7.40% due to brokerage fees, performance fees, operating and offering costs borne by the Fund. An analysis of the 9.59% trading gain by sector is as follows:




SECTOR                                                  % GAIN (LOSS)
------                                                  -------------

Interest Rates                                             10.33%

Stock Indices                                               3.77

Currencies                                                  3.69

Metals                                                       .10

Energy                                                     (8.30)
                                                          ------

                                                            9.59%
                                                          =======

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

Sharp price reversals in the equity, bond and energy markets resulted in a negative performance in April as many of the Fund's largest positions hit protective stops. The capitulation that caused the sharp downturn in equities in the first quarter was reversed as investors greeted a surprise 50 basis point rate cut by the Federal Reserve by pushing the equity markets substantially higher. The flight to quality that had caused the long bond to trade so strongly in March was abandoned as investors sold bonds to invest in stocks. May was a volatile month for many of the markets the Fund trades, but the Fund produced a positive result despite the adverse conditions. A strong U.S. dollar amid persistent signs of global economic weakness kept equity markets volatile, but the widely anticipated 50-point rate cut by the Federal Reserve was priced into the markets and had little effect when announced. The Fund made small profits in energy and interest rates and small losses in global stock indices and currency positions. Uncertainty has plagued the global markets for the last few months, and there has not been an emergence of a solid trend to give investors and economists any meaningful indication of what the second half of 2001 holds. This lack of market direction held the Fund's performance relatively flat for the month of June and for the first half of the year. In June, the Fund was profitable in the global equity indices and currency markets while the fixed income and energy markets erased all of those gains.

Most of the major U.S. stock and bond exchanges were negative while the Fund posted a positive month to start the third quarter. The ability to short global equity markets made stock indices the best performing sector for the month of July. Short-term interest rates were also positive; however, this was mostly offset by losses in the Japanese bond markets, which have come under pressure from fiscal instability and uncertainty in Japan. Foreign exchange was down slightly on global concerns about the future of the U.S. "strong dollar" policy. August was another positive month for the Fund. The Fund profited from currency cross rates, long and short-term interest rates and equities. The losing sector was primarily the energy sector. September was a difficult month for most Americans and for many others whose lives will forever be impacted by the terrorist attacks of September 11th. However, despite the tumult, the Fund reported a positive month and third quarter.

Currencies and cross rates were profitable as short dollar positions yielded solid returns. Long positions in both long and short-term interest rate instruments were profitable as investors sought safety when equity prices declined sharply. The major U.S. stock indices suffered their worst quarterly losses since 1987. The Fund's non-correlation with equities was evident as the Fund profited from a decline in global equity indices. Industrial metals were also profitable, while the highly volatile energy sector was the only unprofitable sector in September.


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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2001 and December 31, 2000 and the trading gains/losses by market category for the nine months ended September 30, 2001 and the year ended December 31, 2000. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2001 and December 31, 2000, the Fund's total capitalization was approximately $855 million and $631 million, respectively.

                               SEPTEMBER 30, 2001
                               ------------------

                                                    % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Currencies                   $26.47 million          3.10%               3.69%
Interest Rates               $25.08 million          2.93%              10.33%
Stock Indices                $15.39 million          1.80%               3.77%
Energy                       $ 2.77 million           .33%              (8.30%)
Metals                       $ 2.51 million           .29%                .10%
                             ---------------        ------              ------

   Total                     $72.22 million          8.45%               9.59%
                             ==============          =====               =====

* - Of the 5.39% return for the nine months ended September 30, 2001, approximately 9.59% was due to trading gains (before commissions) and approximately 3.20% was due to interest income, offset by approximately 7.40% in brokerage fees, performance fees, operating and offering costs borne by the Fund.


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

        The following were the primary trading risk exposures of the Fund as of September 30, 2001, by market sector.

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

Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong and Spain). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of September 30, 2001, the Fund's primary exposures were in the S&P 500 (USA), DAX (Germany), NASDAQ (USA), Nikkei (Japan), IBEX (Spain) and FTSE (U.K.) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of September 30, 2001, natural gas and crude oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. Campbell & Company's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Fund as of September 30, 2001.

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


                          CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          (Registrant)

                              By:    Campbell & Company, Inc.
                                     General Partner


Date: November 12, 2001              By:    /s/Theresa D. Becks
                                          --------------------------------------
                                     Theresa D. Becks
                                     Chief Financial Officer/Treasurer/Director