Form 10-K
period 2001-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2002-03-22
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]       OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2001
                       Commission File Number 0-22260 and
                                     2-84126

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                         52-1823554
--------------------------------------        ----------------------------------------
    (State or other jurisdiction of              (IRS Employer Identification Number)
     incorporation or organization)

210 W. PENNSYLVANIA AVENUE
    BALTIMORE, MARYLAND                                          21204
--------------------------------------        ----------------------------------------

       Registrant's telephone number, including area code:  (410) 296-3301
                                                           ----------------
        Securities registered pursuant to Section 12 (b) of the Act:  NONE
                                                                     ------


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

The Registrant has no voting stock. As of December 31, 2001 there were 477,161.665 Units of Limited Partnership Interest issued and outstanding.

Total number of pages 36. Consecutive page numbers on which exhibits commence:
 36.
----

DOCUMENTS INCORPORATED BY REFERENCE

        Prospectus dated June 29, 2001 included within the Registration Statement on Form S-1 (File No. 333-61274), incorporated by reference into Parts I, II, III and IV.

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

        The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $1,310,000,000 through December 2001. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interests of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

        A total of $985,796,964 has been raised in the initial and continuing offering periods through December 31, 2001.

        In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner.

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

REGULATION

        Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors" such as Campbell & Company and commodity brokers or "futures commission merchants" such as the Registrant's commodity broker to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant's commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company's registration be suspended, termination of the Registrant might result.

        In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

OPERATIONS

        A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face, " "Campbell & Company, Inc.," "Conflicts of Interest," and "Charges to the Fund" and such description is incorporated herein by reference from the Prospectus.

        The Registrant conducts its business in one industry segment, the speculative trading of futures, forwards and swap contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conducts and manages all aspects of trading funds such as the Registrant (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

        The Registrant engages in financial instrument trading in up to approximately 60 financial instrument contracts on domestic and international markets. All of the Fund's assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. Prior to September of 2000, Campbell & Company utilized its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Large Portfolio (25% allocation) in trading the Registrant's assets. The Global Diversified Large Portfolio trades the same forward and futures markets as the Financial, Metal & Energy Large Portfolio, as well as agricultural markets. As of March 2002, the Fund's assets are allocated to the different market sectors in approximately the following manner: 55% to currencies, 18% to interest rates, 14% to stock indices, 11% to energy products and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.

        The Registrant may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

ITEM 2.         PROPERTIES

        The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

        Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2001, there were 25,595 Limited Partners in the Registrant and 477,161.665 Units of Limited Partnership Interest outstanding.

        Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

ITEM 6.         SELECTED FINANCIAL DATA

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS


                                                      For the Year Ended December 31,
                                                      -------------------------------
                                             2001       2000       1999       1998       1997
                                           --------   --------   --------   --------   --------

Total Assets ...........................   $954,185   $645,193   $496,841   $350,791   $220,404
Total Partners' Capital ................    943,219    630,625    484,020    343,957    212,710
Total Income (Loss) ....................     95,688    108,122     57,598     68,510     40,234
Net Income (Loss) ......................     29,936     61,827     23,306     40,695     24,011
Net Income (Loss) Per General
      and Limited Partner Unit .........      76.29     208.13      95.52     232.33     208.78
Increase (Decrease) in Net Asset
      Value per General and Limited
      Partner Unit .....................      55.92     185.62      73.88     211.67     181.48

The following summarized quarterly financial information presents the results of operations for the three month periods ending March 31, June 30, September 30 and December 31, 2001 and 2000.

                                      1st Qtr.         2nd Qtr.          3rd Qtr.         4th Qtr.
                                        2001             2001              2001              2001
                                     ----------       ----------        ----------       ----------

Gain (Loss) from
   Trading                           $   51,290       $  (62,469)       $   87,052       $   (7,714)
Total Income (Loss)                      60,133          (55,173)           93,786           (3,058)
Net Income (Loss)                        39,986          (68,637)           78,274          (19,687)

Net Income (Loss)
   per General and
   Limited Partner
   Unit *                                118.09          (182.57)           188.56           (44.76)
Increase (Decrease)
   in Net Asset Value
   per General and
   Limited Partner Unit                  110.37          (190.52)           183.60           (47.53)
Net Asset Value per
   General and Limited
   Partner Unit at the
   End of the Period                   2,031.18         1,840.66          2,024.26         1,976.73

                                      1st Qtr.         2nd Qtr.         3rd Qtr.          4th Qtr.
                                        2000             2000             2000              2000
                                     ----------       ----------       ----------        ----------

Gain (Loss) from
   Trading                           $    4,865       $   14,764       $  (13,127)       $   71,035
Total Income (Loss)                      11,355           21,930           (5,177)           80,014
Net Income (Loss)                         1,450           11,909          (15,630)           64,098

Net Income (Loss)
   Per General and
   Limited Partner
   Unit *                                  5.17            41.30           (51.83)           201.56
Increase (Decrease)
   in Net Asset Value
   per General and
   Limited Partner
   Unit                                    2.85            37.98           (54.07)           198.86
Net Asset Value per
   General and Limited
   Partner Unit at the
   End of the Period                   1,738.04         1,776.02         1,721.95          1,920.81

* - Based on weighted average number of units outstanding during the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY

        Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's futures trading operations, the Fund's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

The returns for the years ended December 31, 2001, 2000 and 1999 were 2.91%, 10.70% and 4.45%, respectively. For the 2001 increase of 2.91%, approximately 8.55% was due to trading gains (before commissions) and approximately 3.63% was due to interest income, offset by approximately 9.27% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 8.55% trading gain by sector is as follows:

SECTOR                        % GAIN (LOSS)
------                        -------------

Currencies                        8.14%
Interest Rates                    5.70
Stock Indices                     1.46
Metals                            (.57)
Energy                            (6.18)
                                  ----
                                  8.55%
                                  ====

January was a turbulent month due to the underestimated slowdown of the U.S. economy and difficult transition between presidential administrations. The Federal Reserve intervened twice by lowering interest rates during the month a total of 100 basis points. The interest rate reductions resulted in gains in the Fund's long bond positions, but these were offset by losses in its Swiss and Sterling currency positions. The most noticeable turnaround for the month was the energy markets, which incurred the largest losses for the Fund. Overall, February was a mostly flat month for the Fund. The Federal Reserve's failure to lower interest rates ahead of its March meeting, and the continued declining consumer confidence pushed U.S. equities lower, with the NASDAQ posting a new two-year low. This economic news was favorable to both the Fund's short equities positions and long bond positions. The energy markets continued to disappoint and this sector posted a loss for the month. The currency markets were mixed and ended flat for February. The first quarter ended well for the Fund. During the month of March, all markets were profitable, except the energy sector. In the midst of some painful trends in the global economy, the Fund's trading principles enabled it to ride the bear trend in equities while simultaneously benefiting from long fixed income positions.

Sharp price reversals in the equity, bond and energy markets resulted in a negative performance in April as many of the Fund's largest positions hit protective stops. The capitulation that caused the sharp downturn in equities in the first quarter was reversed as investors greeted a surprise 50 basis point rate cut by the Federal Reserve by pushing the equity markets substantially higher. The flight to quality that had caused the long bond to trade so strongly in March was abandoned as investors sold bonds to invest in stocks. May was a volatile month for many of the markets the Fund trades, but the Fund produced a positive result despite the adverse conditions. A strong U.S. dollar amid persistent signs of global economic weakness kept equity markets volatile, but the widely anticipated 50-point rate cut by the Federal Reserve was priced into the markets and had little effect when announced. The Fund made small profits in energy and interest rates and small losses in global stock indices and currency positions. Uncertainty plagued the global markets for the last few months of the second quarter, and there was no emergence of a solid trend to give investors and economists any meaningful indication of what the second half of 2001 held. This lack of market direction kept the Fund's performance relatively flat for the month of June and for the first half of the year. In June, the Fund was profitable in the global equity indices and currency markets while the fixed income and energy markets erased all of those gains.

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

As the United States began to recover from the September 11th disaster, the country demonstrated unity and fortitude in the most challenging of circumstances. The Fund was positive during the month of October. The positive performance was led by interest rates, which were strong throughout the month and helped by the U.S. Treasury's announcement of the ending of the issuance of 30-year bonds. The energy and industrial metals sectors were also positive. These gains were partly offset by losses in the currency and stock indices sectors. In November, a sharp and totally unexpected increase in global interest rates resulted in the Fund's largest monthly decline since its inception. While statistically losses of this magnitude can occur, the speed of this loss caught the Fund's trading advisor by surprise. The continuing decline in U.S. interest rates initially accelerated after the U.S. Treasury announced it would stop issuing 30-year Treasury Bonds. However, with good news from Afghanistan, a sharp decline in energy prices, and a totally unexpected increase in retail sales for October, market sentiment changed abruptly. Equity prices rallied and interest rate instruments declined across the entire yield curve, all over the world. The Fund rebounded with a positive return in December. The majority of the gain for the month was made in currencies, primarily in the Japanese Yen. These gains were offset by losses in the interest rate sectors. The Fund was positive for the year delivering modest profitability and effective portfolio diversification during an economically difficult year. 2001 will unfortunately be remembered as a year that brought pain and devastation to so many.

2000

For 2000, all of the 10.70% increase in net asset value per unit occurred in the last quarter of the year. Of this increase, approximately 14.34% was due to trading gains (before commissions) and approximately 5.83% was due to interest income, offset by approximately 9.47% in brokerage fees, performance fees and operating and offering costs borne by the Fund. An analysis of the 14.34% trading gains by sector is as follows:


SECTOR                     % GAIN (LOSS)
------                     -------------

Energies                      12.39%
Currencies                     3.86
Interest Rates                 2.45
Agricultural                   (.27)
Stock Indices                 (1.65)
Metals                        (2.44)
                              -----
                              14.34%
                              =====

        The first month of 2000 provided a highly volatile environment, which offered the Fund the opportunity to perform well in most markets. Long bond positions held for security over the Y2K year-end were sold off early in the month benefiting short positions. Rising interest rates with still moderate inflation numbers helped push the U.S. Dollar higher against the Swiss Franc, the Yen and the Euro, which benefited currency positions. In February, the volatility seen in January continued, providing profits in some markets, but eliminating January's gains in others. Currencies and energy continued to be profitable, but these gains were more than offset by losses in short positions in the long-term interest rate sector. March was a difficult month as sharp reversals in the energy sector and the Yen were the biggest factors in the loss for the month.

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

        In July, the Fund sustained losses in the energy sector due to increased crude oil production in Saudi Arabia, but managed small gains in the currencies and interest rates sectors. The volatility in the stock indices sector also continued to provide gains in July after a profitable June. Energy prices resumed a strong upward trend in August after the sell off in July. This sector provided the substantially all of the gain for the month. Small losses in the currencies and interest rates sectors offset some of this gain. In September, the G7 intervened to support the Euro causing both the Euro and British Pound to trade sharply higher against the U.S. Dollar. This led to losses in both the currency and cross rates sectors. The U.S. interest rate sector suffered due to a combination of weakness in the corporate sector, a surprisingly strong CPI number, and a shift in the government's debt repurchase program. This, combined with a sharp whipsaw in the Japanese Government Bond, caused interest rates to be the worst performing sector for the month.

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

1999

For 1999, the majority of the 4.45% increase in net asset value per unit occurred in the first half of the year, when approximately 60% of the total trading gains for the year were posted. Of the 4.45% increase, approximately 9.19% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 9.42% in brokerage fees, performance fees and operating and offering costs borne by the Fund. An analysis of the 9.19% trading gains by sector is as follows:


SECTOR                    % GAIN (LOSS)
------                    -------------

Energies                      8.88%
Currencies                    2.48
Metals                         .51
Interest Rates                 .60
Agriculturals                 (.22)
Stock Indices                 (3.06)
                              ----
                              9.19%
                              ====


        In January 1999, most markets the Fund trades in were trendless, yet volatile enough to move it in and out of positions, incurring a string of relatively small losses. The gain for February was earned primarily in the currency and interest rate sectors. Short positions in U.S. treasury notes and bonds yielded enough profits to compensate for the losses incurred in European interest rates, which have been slower to turn from long to short. The Yen was volatile, trading both sharply higher and sharply lower against the U.S. Dollar during February, but it ended the month on a slide which appeared to have some momentum. On balance the Fund's Yen positions lost money during February, but short positions in the European currencies, primarily the Swiss Franc and the Euro, were profitable. In March, the currency and energy sectors provided positive returns. The U.S. Dollar continued to appreciate against the Euro and the Swiss Franc, while weaker Yen was profitable against the Sterling, the Swiss Franc, and the Euro. All other portfolio sectors showed small losses for the month.

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

        The trends that were in place at the end of June continued into July and our portfolios showed strong profits at mid month. During the second half of the July, every major trend failed and several markets turned sharply against the Fund eliminating the profits earned in the first half of the month. In August, the most profitable sectors were the energy and currency sectors. Whipsawing inflation expectations caused losses in the stock indices and interest rate sectors. In September, continued perception of recovery in Asia pushed the Yen higher against the U.S. Dollar and European currencies and pushed energy and base metal prices higher. The announcement of a coordinated change in European central bank policy caused gold prices to rise significantly. The Fund's gold position is small and we switched from short to long positions early enough to stay flat in this market.

        Price action was largely without direction in October until the end of the month when the Employment Cost Index (ECI) numbers were released. Due to the ECI being lower than expected, bond and equity prices rallied and base metal and energy prices sold off causing losses in our long energy, long metal and short energy positions. The standout feature of November was the continued divergence in the energy markets. During the month, crude oil traded higher while natural gas sold off. By month-end, these trends were in reverse, but the Fund managed to hold on to enough gains to register a small gain for the month. During December, the air of uncertainty and apprehension left many market participants unwilling to participate in global financial markets causing market liquidity to be greatly reduced. The Fund's response was to trim its portfolio to only the most liquid of contracts. The sectors that performed well were energies, equities, and interest rates.

OFF-BALANCE SHEET RISK

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

        The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

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

        In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2001, 2000 and 1999 and the trading gains/losses by market category for the years then ended. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2001, 2000 and 1999, the Fund's total capitalization was approximately $943 million, $631 million and $484 million, respectively.


                               DECEMBER 31, 2001
                               -----------------

                                             % OF TOTAL               TRADING
MARKET SECTOR          VALUE AT RISK       CAPITALIZATION           GAIN/(LOSS)*
-------------         --------------       ---------------        ---------------

Currencies            $44.57 million             4.72%                  8.14%
Stock Indices         $13.76 million             1.46%                  1.46%
Interest Rates        $12.33 million             1.31%                  5.70%
Energy                $10.03 million             1.06%                 (6.18%)
Metals                $  .71 million              .08%                  (.57%)
                      --------------             ----                   ----

   Total              $81.40 million             8.63%                  8.55%
                      ==============             ====                   ====


* - Of the 2.91% return for the year ended December 31, 2001, approximately 8.55% was due to trading gains (before commissions) and approximately 3.63% was due to interest income, offset by approximately 9.27% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.


                                           DECEMBER 31, 2000
                                           -----------------

                                                          % OF TOTAL                  TRADING
MARKET SECTOR                    VALUE AT RISK          CAPITALIZATION              GAIN/(LOSS)*
-------------                    -------------          --------------              ------------

Interest Rates                  $23.16 million               3.67%                      2.45%
Currencies                      $16.58 million               2.63%                      3.86%
Stock Indices                   $13.99 million               2.22%                     (1.65%)
Energy                          $10.75 million               1.70%                     12.39%
Metals                          $ 1.24 million                .20%                     (2.44%)
Agriculturals                   $    0 million                  0%                      (.27%)
                                --------------              -----                      -----

   Total                        $65.72 million              10.42%                     14.34%
                                ==============              =====                      =====

* - Of the 10.70% return for the year ended December 31, 2000, approximately 14.34% was due to trading gains (before commissions) and approximately 5.83% was due to interest income, offset by approximately 9.47% in brokerage fees, performance fees and operating and offering costs borne by the Fund.

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
                               ==============           =====                    =====


* - Of the 4.45% return for the year ended December 31, 1999, approximately 9.19% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 9.42% in brokerage fees, performance fees and operating and offering costs borne by the Fund.


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

NON-TRADING RISK

        The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills. The market risk represented by these investments is immaterial.

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

        The following were the primary trading risk exposures of the Fund as of December 31, 2001, by market sector.

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

Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of December 31, 2001, the Fund's primary exposures were in the Nikkei (Japan), DAX (Germany), FTSE (U.K.), S&P 500 (USA), IBEX (Spain) and NASDAQ (USA) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of December 31, 2001, natural gas and crude oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Fund portfolio's during 2001.


QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Fund as of December 31, 2001.

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

GENERAL

        The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements meeting the requirements of Regulation S-X appear beginning on Page 22 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and presently serves as PRESIDENT, CHIEF EXECUTIVE OFFICER and a DIRECTOR. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading, and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the Managed Funds Association, and has previously served as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

PHIL LINDNER, born in 1954, serves as VICE PRESIDENT - INFORMATION TECHNOLOGY. He has been employed by Campbell & Company since October 1994 and was appointed the IT Director in March 1996 and Vice President in January 1998. Prior to joining Campbell & Company, Mr. Lindner worked as a programmer and manager for Amtote, a provider of race track computer systems.

JAMES M. LITTLE, born in 1946, joined Campbell & Company in April 1990 and serves as EXECUTIVE VICE PRESIDENT - BUSINESS DEVELOPMENT and a DIRECTOR. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 through April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From January 1984 through March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a registered commodity pool operator and registered broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.


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


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2001, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

        (b) Security Ownership of Management. As of December 31, 2001, Campbell & Company owned 4,881.720 Units of General Partnership Interest having a value of $9,649,832. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


        (a)     The Following documents are filed as part of this report:


                (1)     See Financial Statements beginning on page 21 hereof.


                (2)     Schedules:

                        Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                (3)     The exhibits listed in the "Index to Exhibits."


        (b)     Reports on Form 8-K

                None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized on March 22, 2002.



                                  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                                  By: CAMPBELL & COMPANY, INC.
                                  General Partner



                                  By:  /s/ Theresa D. Becks
                                      ---------------------------
                                         Theresa D. Becks
                                         Chief Financial Officer, Secretary,
                                         Treasurer and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 22, 2002.


         Signature                                      Capacity
         ---------                                      --------


/s/ D. Keith Campbell
---------------------
 D.Keith Campbell                                       Chairman of the Board



/s/ William C. Clarke, III
--------------------------
William C. Clarke, III                                  Executive Vice President and Director



/s/ Bruce L. Cleland
--------------------
Bruce L. Cleland                                        President, Chief Executive Officer and Director



/s/ Theresa D. Becks
--------------------
Theresa D. Becks                                        Chief Financial Officer, Secretary,
                                                        Treasurer and Director



/s/ James M. Little
-------------------
James M. Little                                         Executive Vice President and Director

                          CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                  ANNUAL REPORT

                                December 31, 2001

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P


                                      INDEX

                                                                               PAGES
                                                                               -----

INDEPENDENT AUDITOR'S REPORT                                                      23

FINANCIAL STATEMENTS


Statements of Financial Condition

December 31, 2001 and 2000                                                        24


Condensed Schedule of Investments

December 31, 2001                                                                25-26


Statements of Operations For the Years

Ended December 31, 2001, 2000 and 1999                                            27


Statements of Cash Flows For the Years

Ended December 31, 2001, 2000 and 1999                                            28


Statements of Changes in Partners' Capital (Net Asset Value)

For the Years Ended December 31, 2001, 2000 and 1999                              29


Notes to Financial Statements                                                    30-35

              [ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Campbell Strategic Allocation Fund, L.P.


We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 2001 and 2000, including the December 31, 2001 condensed schedule of investments, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
January 28, 2002

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000


                                                                             2001                  2000
                                                                             ----                  ----
ASSETS
    Equity in broker trading accounts
        Cash                                                             $  43,668,215        $  46,527,143
        United States government securities                                449,121,672          318,819,970
        Unrealized gain on open futures contracts                              490,603           24,297,352
                                                                         -------------        -------------

                Deposits with broker                                       493,280,490          389,644,465

    Cash and cash equivalents                                              152,320,470           87,655,535
    United States government securities                                    265,950,001          163,798,866
    Unrealized gain (loss) on open swap contracts                           (2,150,863)           5,341,674
    Unrealized gain (loss) on open forward contracts                        44,784,818           (1,247,873)
                                                                         -------------        -------------

                Total assets                                             $ 954,184,916        $ 645,192,667
                                                                         =============        =============

LIABILITIES
    Accounts payable                                                     $     391,290        $     330,386
    Brokerage fee                                                            5,512,665            3,998,772
    Performance fee                                                                  0            4,180,241
    Offering costs payable                                                     414,463              299,500
    Redemptions payable                                                      4,389,895            5,631,710
    Subscription deposits                                                      257,731              127,046
                                                                         -------------        -------------

                Total liabilities                                           10,966,044           14,567,655
                                                                         -------------        -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 4,881.720 and 3,306.761 units
        outstanding at December 31, 2001 and 2000                            9,649,832            6,351,669
    Limited Partners - 472,279.945 and 325,004.757 units
        outstanding at December 31, 2001 and 2000                          933,569,040          624,273,343
                                                                         -------------        -------------

                Total partners' capital
                    (Net Asset Value)                                      943,218,872          630,625,012
                                                                         -------------        -------------

                                                                         $ 954,184,916        $ 645,192,667
                                                                         =============        =============



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2001

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                                                                                                                        % of Net
         Face Value         Description                                                            Value               Asset Value
         ----------         -----------                                                            -----               -----------

        $175,000,000        U.S. Treasury Bill, 3/21/02                                         $174,368,274              18.49%
        $160,000,000        U.S. Treasury Bill, 1/10/02                                          159,913,191              16.95%
        $130,000,000        U.S. Treasury Bill, 3/28/02                                          129,478,169              13.73%
        $ 90,000,000        U.S. Treasury Bill, 1/31/02                                           89,849,942               9.52%
        $ 60,000,000        U.S. Treasury Bill, 1/3/02                                            59,992,988               6.36%
                            Various other U.S. Treasury Bills                                    101,469,109              10.76%
                                                                                                ------------            --------

                            TOTAL UNITED STATES GOVERNMENT SECURITIES
                                (COST, INCLUDING ACCRUED INTEREST, - $715,071,673)              $715,071,673              75.81%
                                                                                                ============            ========


LONG FUTURES CONTRACTS
----------------------

                                                                                                                        % of Net
                            Description                                                            Value               Asset Value
                            -----------                                                            -----               -----------

                            Metals                                                              $    (50,275)             (0.01)%
                            Stock index                                                            1,120,697               0.12%
                            Short-term interest rate                                                (301,319)             (0.03)%
                            Long-term interest rate                                               (1,778,293)             (0.19)%
                                                                                                ------------           ----------

                            TOTAL LONG FUTURES CONTRACTS                                        $ (1,009,190)             (0.11)%
                                                                                                ============           ==========


LONG FORWARD CURRENCY CONTRACTS
-------------------------------

                                                                                                                        % of Net
                            Description                                                            Value               Asset Value
                            -----------                                                            -----               -----------

                            Various forward currency contracts                                  $  9,845,220               1.04%
                                                                                                ============           =========


LONG SWAP CONTRACTS
-------------------

                                                                                                                       % of Net
                            Description                                                           Value               Asset Value
                            -----------                                                           -----               -----------

                            Energy                                                              $    (88,000)             (0.01)%
                            Metals                                                                   120,500               0.01%
                                                                                                ------------           ---------

                            TOTAL LONG SWAP CONTRACTS                                           $     32,500               0.00%
                                                                                                ============           =========



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                December 31, 2001


SHORT FUTURES CONTRACTS
-----------------------

                                                                                                                        % of Net
                            Description                                                            Value               Asset Value
                            -----------                                                            -----               -----------

                            Energy                                                              $   (649,017)             (0.07)%
                            Metals                                                                  (275,381)             (0.03)%
                            Stock index                                                              417,913               0.05%
                            Long-term interest rate                                                2,006,278               0.21%
                                                                                                ------------            --------

                            TOTAL SHORT FUTURES CONTRACTS                                       $  1,499,793               0.16%
                                                                                                ============           =========


SHORT FORWARD CURRENCY CONTRACTS
--------------------------------

                                                                                                                        % of Net
                            Description                                                            Value               Asset Value
                            -----------                                                            -----               -----------

                            Various forward currency contracts                                  $ 34,939,598               3.70%
                                                                                                ============           =========


SHORT SWAP CONTRACTS
--------------------

                                                                                                                        % of Net
                            Description                                                            Value               Asset Value
                            -----------                                                            -----               -----------

                            Energy                                                              $ (1,828,613)             (0.19)%
                            Metals                                                                  (354,750)             (0.04)%
                                                                                                ------------             --------

                            TOTAL SHORT SWAP CONTRACTS                                          $ (2,183,363)             (0.23)%
                                                                                                ============            =========



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                  2001                  2000                 1999
                                                                  ----                  ----                 ----

INCOME
    Futures trading gains (losses)
        Realized                                              $  82,486,335        $  59,418,153        $  15,028,356
        Change in unrealized                                    (23,806,749)           7,785,196           12,594,439
                                                              -------------        -------------        -------------

                Gain from futures trading                        58,679,586           67,203,349           27,622,795
                                                              -------------        -------------        -------------

    Forward and swap trading gains (losses)
        Realized                                                (29,060,556)          12,338,257            4,085,047
        Change in unrealized                                     38,540,154           (2,004,516)           7,103,742
                                                              -------------        -------------        -------------

                Gain from forward and swap trading                9,479,598           10,333,741           11,188,789
                                                              -------------        -------------        -------------

    Interest income                                              27,529,282           30,585,256           18,786,307
                                                              -------------        -------------        -------------

                Total income                                     95,688,466          108,122,346           57,597,891
                                                              -------------        -------------        -------------

EXPENSES
    Brokerage fee                                                57,252,553           40,968,168           31,758,700
    Performance fee                                               7,396,537            4,226,508            1,780,671
    Operating expenses                                            1,103,317            1,101,119              752,312
                                                              -------------        -------------        -------------

                Total expenses                                   65,752,407           46,295,795           34,291,683
                                                              -------------        -------------        -------------

                NET INCOME                                    $  29,936,059        $  61,826,551        $  23,306,208
                                                              =============        =============        =============

NET INCOME PER GENERAL AND
    LIMITED PARTNER UNIT
        (based on weighted average number
        of units outstanding during the year)                 $       76.29        $      208.13        $       95.52
                                                              =============        =============        =============

INCREASE IN NET ASSET VALUE
    PER GENERAL AND LIMITED
    PARTNER UNIT                                              $       55.92        $      185.62        $       73.88
                                                              =============        =============        =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                         2001                 2000                 1999
                                                                         ----                 ----                 ----

CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                        $  29,936,059        $  61,826,551        $  23,306,208
       Adjustments to reconcile net income to
           net cash (for) operating activities
               Net change in unrealized                                (14,733,405)          (5,780,680)         (19,698,181)
               Increase (decrease) in accounts payable
                  and accrued expenses                                  (2,605,444)           5,130,690             (992,828)
               Net (purchases) of investments in
                  United States government
                      and agency securities                           (232,452,837)         (96,553,110)        (171,896,926)
                                                                     -------------        -------------        -------------

                      Net cash (for) operating activities             (219,855,627)         (35,376,549)        (169,281,727)
                                                                     -------------        -------------        -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                   350,629,619          158,275,344          158,931,214
   Increase in subscription deposits                                       130,685               19,751               90,509
   Redemption of units                                                 (63,486,011)         (70,088,150)         (39,327,023)
   Increase (decrease) in redemptions payable                           (1,241,815)          (3,443,088)           6,814,273
   Offering costs charged                                               (4,485,807)          (3,408,837)          (2,846,943)
   Increase in offering costs payable                                      114,963               39,905               74,283
                                                                     -------------        -------------        -------------

                      Net cash from financing activities               281,661,634           81,394,925          123,736,313
                                                                     -------------        -------------        -------------

Net increase (decrease) in cash and cash equivalents                    61,806,007           46,018,376          (45,545,414)

CASH AND CASH EQUIVALENTS
   Beginning of year                                                   134,182,678           88,164,302          133,709,716
                                                                     -------------        -------------        -------------

   End of year                                                       $ 195,988,685        $ 134,182,678        $  88,164,302
                                                                     =============        =============        =============

End of year cash and cash equivalents consists of:
   Cash in broker trading accounts                                   $  43,668,215        $  46,527,143        $  54,186,103
   Cash and cash equivalents                                           152,320,470           87,655,535           33,978,199
                                                                     -------------        -------------        -------------

                      Total end of year cash and
                          cash equivalents                           $ 195,988,685        $ 134,182,678        $  88,164,302
                                                                     =============        =============        =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                        Partners' Capital
                               -------------------------------------------------------------------------------------------------
                                          General                           Limited                            Total
                               -----------------------------     -----------------------------     -----------------------------
                                    Units          Amount            Units           Amount            Units           Amount
                                    -----          ------            -----           ------            -----           ------

Balances at
    December 31, 1998             2,096.643     $  3,483,174      204,942.359     $340,473,474      207,039.002     $343,956,648

Net income for the year
    ended December 31, 1999                          236,380                        23,069,828                        23,306,208

Additions                           808.219        1,350,000       94,344.964      157,581,214       95,153.183      158,931,214

Redemptions                           0.000                0      (23,248.278)     (39,327,023)     (23,248.278)     (39,327,023)

Offering costs                                       (29,066)                       (2,817,877)                       (2,846,943)
                               ------------     ------------     ------------     ------------     ------------     ------------

Balances at
    December 31, 1999             2,904.862        5,040,488      276,039.045      478,979,616      278,943.907      484,020,104

Net income for the year
    ended December 31, 2000                          617,436                        61,209,115                        61,826,551

Additions                           401.899          730,000       88,328.360      157,545,344       88,730.259      158,275,344

Redemptions                           0.000                0      (39,362.648)     (70,088,150)     (39,362.648)     (70,088,150)

Offering costs                                       (36,255)                       (3,372,582)                       (3,408,837)
                               ------------     ------------     ------------     ------------     ------------     ------------

Balances at
    December 31, 2000             3,306.761        6,351,669      325,004.757      624,273,343      328,311.518      630,625,012

Net income for the year
    ended December 31, 2001                          303,730                        29,632,329                        29,936,059

Additions                         1,574.959        3,039,801      179,648.673      347,589,818      181,223.632      350,629,619

Redemptions                           0.000                0      (32,373.485)     (63,486,011)     (32,373.485)     (63,486,011)

Offering costs                                       (45,368)                       (4,440,439)                       (4,485,807)
                               ------------     ------------     ------------     ------------     ------------     ------------

Balances at
    December 31, 2001             4,881.720     $  9,649,832      472,279.945     $933,569,040      477,161.665     $943,218,872
                               ============     ============     ============     ============     ============     ============

                             Net Asset Value Per General and Limited Partner Unit
                             ----------------------------------------------------

                                                 December 31,
                               2001                  2000                   1999
                               ----                  ----                   ----
                            $1,976.73              $1,920.81              $1,735.19
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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           F.   Offering Costs

                Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $21,814,293 through December 31, 2001, $14,506,825 of which has already been reimbursed to Campbell & Company by the Fund. At December 31, 2001, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $414,463. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 2.    GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

           Commencing January 1, 2001, the Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. From August 1, 2000 through December 31, 2000, the monthly brokerage fee was equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets, with the broker directly receiving an amount equal to 1/12 of 0.65% (0.65% annualized) of month-end net assets. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.7% (0.7% annualized) of month-end net assets. During 2001, 2000 and 1999, the amounts paid directly to the broker amounted to $3,693,099, $3,615,766 and $2,887,155, respectively.

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

Note 4.    OPERATING EXPENSES

           Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2001, 2000 and 1999.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of December 31, 2001 and 2000, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $257,731 and $127,046, respectively.

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

           The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2001 and 2000 was $715,071,673 and $482,618,836, respectively, which equals 76% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at December 31, 2001 and 2000 was $112,287,187 and $68,504,488, respectively, and is included in cash and cash equivalents.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward and swap contracts purchased and unlimited liability on such contracts sold short.

           The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:


                                             Futures Contracts                  Forward and Swap Contracts
                                             (exchange traded)                     (non-exchange traded)
                                                December 31,                            December 31,
                                         2001                2000                2001                 2000
                                         ----                ----                ----                 ----

Gross unrealized gains               $  7,971,570        $ 30,981,485        $ 53,378,920        $ 47,234,539
Gross unrealized losses                (7,480,967)         (6,684,133)        (10,744,965)        (43,140,738)
                                     ------------        ------------        ------------        ------------

Net unrealized gain                  $    490,603        $ 24,297,352        $ 42,633,955        $  4,093,801
                                     ============        ============        ============        ============


           Open contracts generally mature within three months; as of December 31, 2001, the latest maturity date for open futures contracts is September 2002, and the latest maturity date for open forward and swap contracts is March 2002. However, the Fund intends to close all contracts prior to maturity.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Note 7.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2001. This information has been derived from information presented in the financial statements.


           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire year)
           ---------------------------------------------------

           Net asset value per unit at December 31, 2000                                          $1,920.81
                                                                                                  ---------

           Income (loss) from operations:
                   Net investment (loss) (1), (3)                                                    (88.00)
                   Net realized and change in unrealized gain from trading (2), (3)                  155.35
                                                                                                  ---------

                           Total income from operations                                               67.35
                                                                                                  ---------

           Offering costs (3)                                                                        (11.43)
                                                                                                  ---------

           Net asset value per unit at December 31, 2001                                          $1,976.73
                                                                                                  =========

           TOTAL RETURN                                                                                2.91%
                                                                                                     ======


           SUPPLEMENTAL DATA

           Ratios to average net asset value:
                   Expenses prior to performance fee (1)                                               7.21%
                   Performance fee                                                                     0.98%
                                                                                                     ------

                           Total expenses (1)                                                          8.19%
                                                                                                     ======

                   Net investment (loss) (1)                                                          (4.56)%
                                                                                                     =======

           Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total return and ratios based on the timing of additions and redemptions.

           --------------------------------
           (1) Excludes brokerage commissions and other trading fees paid directly to the broker.
           (2) Includes brokerage commissions and other trading fees paid directly to the broker.
           (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

                                INDEX TO EXHIBITS


                                                                                          Sequentially
                                                                                            Numbered
Exhibit No.                           Exhibit                                                 Page
-----------                           -------                                             ------------

1.01           Form of Selling Agreement among the Registrant, Campbell &                      n/a
               Company, PaineWebber Incorporated and the Selling Agent ***

1.02           Form of Auxiliary Selling Agreement  **                                         n/a

3.01           Agreement of Limited Partnership of the Registrant dated                        n/a
               May 11, 1993 * (1)

3.02           Certificate of Limited Partnership of the Registrant *                          n/a

3.03           Amended Agreement of Limited Partnership of the Registrant **** (1)             n/a

10.01          Form of Advisory Agreement between the Registrant and                           n/a
               Campbell & Company * (1)

10.02          Form of Customer Agreement between the Registrant and                           n/a
               PaineWebber Incorporated *

10.03          Subscription Agreement and Power of Attorney****                                n/a

10.04          Escrow Agreement between the Registrant and                                     n/a
               Mercantile Safe Deposit & Trust Company *

10.05          International Swap Dealers Association, Inc. Master Agreement
               between the Registrant and ABN AMRO Bank, N.V.****                              n/a

10.06          International Swap Dealers Association, Inc. Master Agreement
               between the Registrant and Deutsche Bank AG****                                 n/a


---------------------------------------


* Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993.

** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-80933) filed on June 17, 1999.

*** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-43250) filed on August 8, 2000.

**** Incorporated by reference to the respective exhibit to the Registrant's Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001.

(1)     Management contract or compensatory plan or arrangement.


Upon request, the Registrant will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.