Form 10-Q
period 2002-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2002-05-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                               -----------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                         -------------------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
-----------------------------------------------------------------
               (Exact name of registrant as specified in charter)


      Delaware                                       52-1823554
-----------------------                     --------------------
(State of Organization)                    (IRS Employer Identification Number)


Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                         21204
---------------------------------------    -----------------------
(Address of principal executive offices)                     (Zip Code)

 (410) 296-3301
----------------
(Registrant's telephone number, including area code)

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

      Statements of Financial Condition as of March 31, 2002 (Unaudited) and
          December 31, 2001 (Audited)

      Condensed Schedule of Investments as of March 31, 2002 (Unaudited)

      Statements of Operations for the Three Months Ended
          March 31, 2002 and 2001 (Unaudited)

      Statements of Cash Flows for the Three Months Ended
          March 31, 2002 and 2001 (Unaudited)

      Statements of Changes in Partners' Capital (Net Asset Value) for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                         March 31,       December 31,
                                                           2002             2001
                                                           ----             ----
ASSETS
    Equity in broker trading accounts
        Cash                                          $  32,284,846   $  43,668,215
        United States government securities             399,305,290     449,121,672
        Unrealized gain on open futures contracts        34,538,363         490,603
                                                      -------------   -------------

                Deposits with broker                    466,128,499     493,280,490

    Cash and cash equivalents                           207,537,623     152,320,470
    United States government securities                 305,765,191     265,950,001
    Unrealized gain (loss) on open swap contracts         1,355,200      (2,150,863)
    Unrealized gain on open forward contracts             7,072,203      44,784,818
                                                      -------------   -------------

                Total assets                          $ 987,858,716   $ 954,184,916
                                                      =============   =============

LIABILITIES
    Accounts payable                                  $     173,675   $     391,290
    Brokerage fee                                         5,985,991       5,512,665
    Offering costs payable                                  489,994         414,463
    Redemptions payable                                   8,406,568       4,389,895
    Subscription deposits                                   100,528         257,731
                                                      -------------   -------------

                Total liabilities                        15,156,756      10,966,044
                                                      -------------   -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 5,296.381 and 4,881.720 units
        outstanding at March 31, 2002 and
        December 31, 2001                                 9,947,875       9,649,832
    Limited Partners - 512,583.233 and 472,279.945
        units outstanding at March 31, 2002 and
        December 31, 2001                               962,754,085     933,569,040
                                                      -------------   -------------

                Total partners' capital
                   (Net Asset Value)                    972,701,960     943,218,872
                                                      -------------   -------------

                                                      $ 987,858,716   $ 954,184,916
                                                      =============   =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2002
                                   (Unaudited)


UNITED STATES GOVERNMENT SECURITIES
--------------------------------------

                                                                                                                       % of Net
               Face Value         Description                                                   Value                 Asset Value
               ----------         -----------                                                   -----                -----------
              $215,000,000        U.S. Treasury Bill, 6/20/02                                 $214,144,777              22.02%
              $160,000,000        U.S. Treasury Bill, 4/11/02                                  159,927,907              16.44%
              $110,000,000        U.S. Treasury Bill, 6/27/02                                  109,534,623              11.26%
              $ 90,000,000        U.S. Treasury Bill, 5/02/02                                   89,869,010               9.24%
              $ 60,000,000        U.S. Treasury Bill, 4/04/02                                   59,991,598               6.17%
                                  Various other U.S. Treasury Bills                             71,602,566               7.36%
                                                                                              ------------            --------

                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                      (COST, INCLUDING ACCRUED INTEREST, - $705,070,481)      $705,070,481              72.49%
                                                                                              ============            ========


LONG FUTURES CONTRACTS
----------------------

                                                                                                                  % of Net
                                  Description                                              Value                 Asset Value
                                  -----------                                              -----                 -----------
                                  Energy                                                $  24,096,173               2.48%
                                  Metals                                                     (482,990)             (0.05)%
                                  Stock index                                              (7,118,329)             (0.73)%
                                  Short-term interest rate                                    (23,731)              0.00%
                                  Long-term interest rate                                   2,179,534               0.22%
                                                                                        -------------           ---------

                                  TOTAL LONG FUTURES CONTRACTS                          $  18,650,657               1.92%
                                                                                        =============           =========


LONG FORWARD CURRENCY CONTRACTS
-------------------------------

                                                                                                               % of Net
                                  Description                                          Value                  Asset Value
                                  -----------                                          -----                  -----------
                                  Various forward currency contracts               $   (6,193,607)             (0.64)%
                                                                                   ===============          ==========


LONG SWAP CONTRACTS
-------------------

                                                                                                               % of Net
                                  Description                                          Value                  Asset Value
                                  -----------                                          -----                  -----------
                                  Metals                                           $    1,355,200               0.14%
                                                                                   ==============           =========




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                 March 31, 2002
                                   (Unaudited)


SHORT FUTURES CONTRACTS
-----------------------

                                                                                                         % of Net
                                  Description                                       Value               Asset Value
                                  -----------                                       -----               -----------
                                  Metals                                         $    (189,575)             (0.02)%
                                  Stock index                                           19,461               0.00%
                                  Short-term interest rate                           5,902,504               0.61%
                                  Long-term interest rate                           10,155,316               1.04%
                                                                                --------------           ---------

                                  TOTAL SHORT FUTURES CONTRACTS                  $  15,887,706               1.63%
                                                                                 =============           =========


SHORT FORWARD CURRENCY CONTRACTS
--------------------------------

                                                                                                       % of Net
                                  Description                                     Value               Asset Value
                                  -----------                                     -----               -----------
                                  Various forward currency contracts           $  13,265,810               1.36%
                                                                               =============           =========

                            See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                            2002            2001
                                                            ----            ----
INCOME
    Futures trading gains (losses)
        Realized                                       $(26,125,649)   $ 69,766,644
        Change in unrealized                             34,047,760      (5,088,234)
                                                       ------------    ------------

                Gain from futures trading                 7,922,111      64,678,410
                                                       ------------    ------------

    Forward and swap trading gains (losses)
        Realized                                         (6,470,374)    (20,766,955)
        Change in unrealized                            (34,206,552)      7,378,309
                                                       ------------    ------------

                (Loss) from forward and swap trading    (40,676,926)    (13,388,646)
                                                       ------------    ------------

    Interest income                                       3,916,666       8,843,258
                                                       ------------    ------------

                Total income (loss)                     (28,838,149)     60,133,022
                                                       ------------    ------------

EXPENSES
    Brokerage fee                                        17,791,391      12,561,768
    Performance fee                                               0       7,354,533
    Operating expenses                                      329,230         231,077
                                                       ------------    ------------

                Total expenses                           18,120,621      20,147,378
                                                       ------------    ------------

                NET INCOME (LOSS)                      $(46,958,770)   $ 39,985,644
                                                       ============    ============

NET INCOME (LOSS) PER GENERAL AND
    LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)               $     (95.88)   $     118.09
                                                       ============    ============

INCREASE (DECREASE) IN NET ASSET VALUE
    PER GENERAL AND LIMITED PARTNER UNIT               $     (98.49)   $     110.37
                                                       ============    ============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                             2002             2001
                                                                             ----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                                   $ (46,958,770)   $  39,985,644
        Adjustments to reconcile net income (loss) to net cash
            (for) operating activities
                Net change in unrealized                                      158,792       (2,290,075)
                Increase in accounts payable and accrued expenses             255,711        3,390,336
                Net (purchases) sales of investments in United States
                    government securities                                  10,001,192      (54,971,673)
                                                                        -------------    -------------

                        Net cash (for) operating activities               (36,543,075)     (13,885,768)
                                                                        -------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                      96,357,795       76,898,523
    (Decrease) in subscription deposits                                      (157,203)         (85,982)
    Redemption of units                                                   (18,445,955)     (12,021,591)
    Increase (decrease) in redemptions payable                              4,016,673         (344,906)
    Offering costs charged                                                 (1,469,982)        (942,066)
    Increase in offering costs payable                                         75,531           14,522
                                                                        -------------    -------------

                        Net cash from financing activities                 80,376,859       63,518,500
                                                                        -------------    -------------

Net increase in cash and cash equivalents                                  43,833,784       49,632,732

CASH AND CASH EQUIVALENTS
    Beginning of period                                                   195,988,685      134,182,678
                                                                        -------------    -------------

    End of period                                                       $ 239,822,469    $ 183,815,410
                                                                        =============    =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                     $  32,284,846    $  82,397,841
    Cash and cash equivalents                                             207,537,623      101,417,569
                                                                        -------------    -------------

                        Total end of period cash and cash equivalents   $ 239,822,469    $ 183,815,410
                                                                        =============    =============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                               Partners' Capital
                                    ----------------------------------------------------------------------------------------------
                                               General                      Limited                             Total
                                    ---------------------------  ------------------------------    -------------------------------
                                          Units       Amount           Units         Amount            Units           Amount
THREE MONTHS ENDED MARCH 31, 2002

Balances at
    December 31, 2001                  4,881.720    $9,649,832      472,279.945    $933,569,040      477,161.665     $943,218,872
Net (loss) for the three months
    ended March 31, 2002                              (480,385)                     (46,478,385)                      (46,958,770)
Additions                                414.661       793,466       49,975.886      95,564,329       50,390.547       96,357,795
Redemptions                                0.000             0       (9,672.598)    (18,445,955)      (9,672.598)     (18,445,955)
Offering costs                                         (15,038)                      (1,454,944)                       (1,469,982)
                                      ----------    ----------      -----------    ------------      -----------     ------------
Balances at
    March 31, 2002                     5,296.381    $9,947,875      512,583.233    $962,754,085      517,879.614     $972,701,960
                                      ==========    ==========      ===========    ============      ===========     ============

THREE MONTHS ENDED MARCH 31, 2001

Balances at
    December 31, 2000                  3,306.761    $6,351,669      325,004.757    $624,273,343      328,311.518     $630,625,012
Net income for the three months
    ended March 31, 2001                               404,170                       39,581,474                        39,985,644
Additions                                339.561       660,000       39,137.218      76,238,523       39,476.779       76,898,523
Redemptions                                0.000             0       (6,152.894)    (12,021,591)      (6,152.894)     (12,021,591)
Offering costs                                          (9,503)                        (932,563)                         (942,066)
                                      ----------    ----------      -----------    ------------      -----------     ------------
Balances at
    March 31, 2001                     3,646.322    $7,406,336      357,989.081    $727,139,186      361,635.403     $734,545,522
                                      ==========    ==========      ===========    ============      ===========     ============



                                   Net Asset Value Per General and Limited Partner Unit
                       -----------------------------------------------------------------------
                      March 31,         December 31,           March 31,          December 31,
                        2002                2001                 2001                 2000
                        ----                ----                 ----                 ----
                      $1,878.24           $1,976.73            $2,031.18            $1,920.81
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

        F.      Offering Costs

                Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $23,148,392 through March 31, 2002, $15,901,276 of which has already been reimbursed to Campbell & Company by the Fund. At March 31, 2002, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $489,994. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

        The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. During the three months ended March 2002 and 2001, the amounts paid directly to the broker amounted to $1,277,473 and $691,029, respectively.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2002 and 2001.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of March 31, 2002 and December 31, 2001, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $100,528 and $257,731, respectively.

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

        The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2002 and December 31, 2001 was $705,070,481 and $715,071,673, respectively, which equals 72% and 76% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at March 31, 2002 and December 31, 2001 was $169,972,691 and $112,287,187, respectively, and is included in cash and cash equivalents.

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

        The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                                       Futures Contracts                      Forward and Swap Contracts
                                                       (exchange traded)                         (non-exchange traded)
                                                 March 31,           December 31,            March 31,          December 31,
                                                   2002                  2001                  2002                 2001
                                                   ----                  ----                  ----                 ----
          Gross unrealized gains               $ 46,033,188         $   7,971,570          $ 27,922,868          $ 53,378,920
          Gross unrealized losses               (11,494,825)           (7,480,967)          (19,495,465)          (10,744,965)
                                              -------------        --------------         -------------         -------------
          Net unrealized gain                 $  34,538,363        $      490,603         $   8,427,403          $ 42,633,955
                                              =============        ==============         =============          ============


        Open contracts generally mature within three months; as of March 31, 2002, the latest maturity date for open futures contracts is December 2002, and the latest maturity date for open forward and swap contracts is June 2002. However, the Fund intends to close all contracts prior to maturity.

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


Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of March 31, 2002, including the March 31, 2002 condensed schedule of investments, and the statements of operations, cash flows and changes in partners' capital (Net Asset Value) for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                                Three months ended         Three months ended
                                                                                   March 31, 2002             March 31, 2001
                                                                                     (Unaudited)               (Unaudited)
                                                                                   --------------             --------------
        PER UNIT PERFORMANCE
        (for a unit outstanding throughout the entire period)
        -----------------------------------------------------
        Net asset value per unit at December 31, 2001
                and 2000, respectively                                                $1,976.73                 $1,920.81
                                                                                      ---------                 ---------
        Income (loss) from operations:
                Net investment (loss) (1), (3)                                           (26.39)                   (31.34)
                Net realized and change in unrealized gain
                    (loss) from trading (2), (3)                                         (69.10)                   144.49
                                                                                      ---------                 ---------
                        Total income (loss) from operations                              (95.49)                   113.15
                                                                                      ---------                 ---------
        Offering costs                                                                    (3.00)                    (2.78)
                                                                                      ---------                 ---------
        Net asset value per unit at March 31, 2002 and 2001,
            respectively                                                              $1,878.24                 $2,031.18
                                                                                      =========                 =========
        TOTAL RETURN (4)                                                                  (4.98)%                    5.75%
                                                                                       =========                 ========

        SUPPLEMENTAL DATA
        Ratios to average net asset value:
                Expenses prior to performance fee (1), (5)                                 7.06%                     7.25%
                Performance fee (5)                                                        0.00%                     4.41%
                                                                                      ---------                 ---------
                        Total expenses (1), (5)                                            7.06%                    11.66%
                                                                                      =========                 =========
                Net investment (loss) (1), (5)                                            (5.42)%                   (6.36)%
                                                                                      =========                 =========

        Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.
        ------------------------
        (1) Excludes brokerage commissions and other trading fees paid directly to the broker.
        (2) Includes brokerage commissions and other trading fees paid directly to the broker.
        (3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain
                (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
        (4)     Not annualized
        (5)     Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $1,072,462,320 have been accepted during the continuing offering period as of April 1, 2001. Redemptions over the same time period total $246,208,946. The Fund commenced operations on April 18, 1994.

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

Results of Operations


The returns for the three months ending March 31, 2002 and 2001 were (4.98)% and 5.75%, respectively. Of the 4.98% decrease, approximately 3.34% was due to trading losses (before commissions), approximately 2.05% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund which were partially offset by approximately .41% in interest income. An analysis of the 3.34% trading losses by sector is as follows:

SECTOR                                   % GAIN (LOSS)
------                                   -------------
Energy                                       1.73%

Metals                                        .12

Interest Rates                                .04

Stock Indices                               (1.16)

Currencies                                  (4.07)
                                           ------
                                            (3.34)%
                                           ======


During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. Internationally, the Japanese economy continued to deteriorate, while the full extent of any Argentinean contagion is yet to be acknowledged in Brazil or other parts of South America. On the positive side, U.S. consumer spending continued to be robust. The Fund posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains. The high market volatility in January continued into February. Further Enron revelations radiated concern about the accounting practices of other large companies and caused the equity markets to decline early in the month. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Fund's performance was negative in February with losses in energy, stock indices and long-term interest rates partially offset by gains in short-term interest rates. March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which make up a substantial part of the Fund's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Fund was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred quite independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

        The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2002 and December 31, 2001 and the trading gains/losses by market category for the three months ended March 31, 2002 and the year then ended December 31, 2001. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2002 and December 31, 2001, the Fund's total capitalization was approximately $973 million and $943 million, respectively.

                                 MARCH 31, 2002
                                 --------------

                                           % OF TOTAL                     TRADING
MARKET SECTOR     VALUE AT RISK           CAPITALIZATION              GAIN/(LOSS)*
-------------     -------------           --------------              ------------
Interest Rates    $ 35.57 million              3.66%                        .04%
Currencies        $ 34.45 million              3.54%                      (4.07%)
Energy            $ 29.95 million              3.08%                       1.73%
Stock Indices     $ 27.05 million              2.78%                      (1.16%)
Metals            $  4.28 million               .44%                        .12%
                  ----------------            ------                      -------

   Total          $131.30 million             13.50%                      (3.34%)
                  ===============             ======                      =======


* - Of the (4.98)% return for the three months ended March 31, 2002, approximately 3.34% was due to trading losses (before commissions), approximately 2.05% due to brokerage fees, performance fees and operating and offering costs borne by the Fund which were partially offset by approximately ..41% in interest income.

                                DECEMBER 31, 2001
                                -----------------

                                           % OF TOTAL             TRADING
MARKET SECTOR     VALUE AT RISK           CAPITALIZATION        GAIN/(LOSS)*
-------------     -------------           --------------        ------------
Currencies        $44.57 million              4.72%                8.14%
Stock Indices     $13.76 million              1.46%                1.46%
Interest Rates    $12.33 million              1.31%                5.70%
Energy            $10.03 million              1.06%               (6.18%)
Metals            $  .71 million               .08%                (.57%)
                  --------------             ------               ------

   Total          $81.40 million              8.63%                8.55%
                  ==============             ======               ======


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

           The following were the primary trading risk exposures of the Fund as of March 31, 2002, by market sector.

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

Stock Indices

           The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of March 31, 2002, the Fund's primary exposures were in the DAX (Germany), Nikkei (Japan), NASDAQ (USA), S&P 500 (USA), FTSE (U.K.), and Euro STOXX 50 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

           The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of March 31, 2002, natural gas and crude oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

           The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Fund portfolio's during the three months ended March 31, 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

           The following were the only non-trading risk exposures of the Fund as of March 31, 2002.

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


                   CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                   (Registrant)


                                 By:     Campbell & Company, Inc.
                                         General Partner


Date: May 13, 2002               By:  /s/Theresa D. Becks
                                      --------------------------------------
                                 Theresa D. Becks
                                 Chief Financial Officer/Treasurer/Director