Form 10-Q
period 2002-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2002-08-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                               ------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:           0-22260
                          ---------------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
     ----------------------------------------------------------------------
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

                            Total number of Pages: 25
                                                  ---

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

The following financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

         Statements of Financial Condition as of June 30, 2002 and
             December 31, 2001

         Condensed Schedule of Investments as of June 30, 2002 (Unaudited)

         Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001

         Statements of Cash Flows for the Six Months Ended
             June 30, 2002 and 2001

         Statements of Changes in Partners' Capital (Net Asset Value) for the
             Six Months Ended June 30, 2002 and 2001

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                                                    June 30,            December 31,
                                                                                      2002                  2001
                                                                                      ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                     $      66,337,332      $     43,668,215
       United States government securities                                            404,289,873           449,121,672
       Unrealized gain on open futures contracts                                       34,940,067               490,603
                                                                                -----------------    ------------------

              Deposits with broker                                                    505,567,272           493,280,490

    Cash and cash equivalents                                                         182,624,295           152,320,470
    United States government securities                                               387,112,485           265,950,001
    Unrealized gain (loss) on open swap contracts                                         166,400            (2,150,863)
    Unrealized gain on open forward contracts                                          31,131,259            44,784,818
                                                                                -----------------     -----------------

              Total assets                                                      $   1,106,601,711      $    954,184,916
                                                                                =================     =================

LIABILITIES
    Accounts payable                                                            $         267,918      $        391,290
    Brokerage fee                                                                       6,809,825             5,512,665
    Offering costs payable                                                                536,314               414,463
    Redemptions payable                                                                 8,757,547             4,389,895
    Subscription deposits                                                                       0               257,731
                                                                                -----------------     -----------------

              Total liabilities                                                        16,371,604            10,966,044
                                                                                -----------------     -----------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 5,513.682 and 4,881.720 units
       outstanding at June 30, 2002 and
       December 31, 2001                                                               11,061,328             9,649,832
    Limited Partners - 537,926.709 and 472,279.945
       units outstanding at June 30, 2002 and
       December 31, 2001                                                            1,079,168,779           933,569,040
                                                                                -----------------     -----------------

              Total partners' capital
                 (Net Asset Value)                                                  1,090,230,107           943,218,872
                                                                                -----------------     -----------------


                                                                                $   1,106,601,711      $    954,184,916
                                                                                =================     =================




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2002
                                   (Unaudited)


UNITED STATES GOVERNMENT SECURITIES

                                                                                                  % of Net
  Face Value       Description                                                Value              Asset Value
  ----------       -----------                                                -----              -----------

$240,000,000       U.S. Treasury Bill, 7/11/02                             $239,889,319            22.00%
$200,000,000       U.S. Treasury Bill, 9/19/02                              199,271,111            18.28%
$110,000,000       U.S. Treasury Bill, 8/01/02                              109,837,854            10.07%
$109,000,000       U.S. Treasury Bill, 10/03/02                             108,533,238             9.96%
$ 60,000,000       U.S. Treasury Bill, 7/05/02                               59,988,427             5.50%
                   Various other U.S. Treasury Bills                         73,882,409             6.78%
                                                                         --------------         ---------

                   TOTAL UNITED STATES GOVERNMENT SECURITIES
                       (COST, INCLUDING ACCRUED INTEREST, - $791,402,358)  $791,402,358            72.59%
                                                                           ============          ========
LONG FUTURES CONTRACTS



                                                                                                  % of Net
                   Description                                                 Value             Asset Value
                   -----------                                                 -----             -----------

                   Energy                                                 $    1,512,920             0.14%
                   Metals                                                       (801,437)           (0.07)%
                   Stock index                                                  (520,995)           (0.05)%
                   Short-term interest rates                                  17,038,391             1.56%
                   Long-term interest rates                                   18,630,887             1.71%
                                                                          --------------         ---------

                   TOTAL LONG FUTURES CONTRACTS                            $  35,859,766             3.29%
                                                                           =============         =========
LONG FORWARD CURRENCY CONTRACTS



                                                                                                  % of Net
Amount             Description                                                 Value             Asset Value
------             -----------                                                 -----             -----------
1,577,600,000      Euro, 9/18/02                                          $ 70,402,724                   6.46%
                   Other forward currency contracts                         54,038,294                   4.95%
                                                                         --------------              ---------
                   TOTAL FORWARD CURRENCY CONTRACTS                       $124,441,018                  11.41%
                                                                          =============              =========

LONG SWAP CONTRACTS


                                                                                                  % of Net
                  Description                                                  Value             Asset Value
                  -----------                                                  -----             -----------

                  Metals                                                 $        (200)                 0.00%
                                                                         ==============             =========



                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                  June 30, 2002
                                   (Unaudited)


SHORT FUTURES CONTRACTS

                                                                                                            % of Net
                             Description                                                Value              Asset Value
                             -----------                                                -----              -----------
                             Energy                                               $       276,120             0.03%
                             Metals                                                      (899,898)           (0.08)%
                             Stock index                                                 (295,921)           (0.03)%
                                                                                 ----------------         ----------

                             TOTAL SHORT FUTURES CONTRACTS                        $      (919,699)           (0.08)%
                                                                                  ===============         ==========



SHORT FORWARD CURRENCY CONTRACTS

                                                                                                            % of Net
                             Description                                                Value              Asset Value
                             -----------                                                -----              -----------
                             Various forward currency contracts                     $ (93,309,759)           (8.56)%
                                                                                    =============         ==========



SHORT SWAP CONTRACTS


                                                                                                            % of Net
                             Description                                                Value              Asset Value
                             -----------                                                -----              -----------

                             Metals                                               $       166,600             0.02%
                                                                                  ===============         =========


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 2002 and 2001 and
                For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)



                                                               Three Months                        Six Months
                                                                   Ended                              Ended
                                                                 June 30,                           June 30,
                                                          2002             2001              2002             2001
                                                          ----             ----              ----             ----
INCOME
    Futures trading gains (losses)
       Realized                                       $(12,948,125)     $(15,417,821)    $(39,073,774)     $ 54,348,823
       Change in unrealized                                401,704       (16,957,292)      34,449,464       (22,045,526)
                                                     -------------     -------------    -------------     -------------

              Gain (loss) from futures trading         (12,546,421)      (32,375,113)      (4,624,310)       32,303,297
                                                     --------------    -------------    --------------    -------------

    Forward and swap trading gains (losses)
       Realized                                         76,904,182       (24,180,628)      70,433,808       (44,947,583)
       Change in unrealized                             22,870,256        (5,913,102)     (11,336,296)        1,465,207
                                                     -------------     -------------    --------------    -------------

              Gain (loss) from forward
                  and swap trading                      99,774,438       (30,093,730)      59,097,512       (43,482,376)
                                                     -------------     -------------    -------------     -------------

    Interest income                                      4,069,135         7,295,977        7,985,801        16,139,235
                                                     -------------     -------------    -------------     -------------

              Total income (loss)                       91,297,152       (55,172,866)      62,459,003         4,960,156
                                                     -------------     -------------    -------------     -------------

EXPENSES
    Brokerage fee                                       19,521,951        13,187,831       37,313,342        25,749,599
    Performance fee                                              0                 0                0         7,354,533
    Operating expenses                                     362,456           276,481          691,686           507,558
                                                     -------------     -------------    -------------     -------------

              Total expenses                          $ 19,884,407        13,464,312     $ 38,005,028      $ 33,611,690
                                                     -------------     -------------    -------------     -------------

              NET INCOME (LOSS)                       $ 71,412,745      $(68,637,178)    $ 24,453,975      $(28,651,534)
                                                     =============     =============    =============     =============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)              $     135.30      $    (182.57)    $      48.06      $     (80.19)
                                                     =============     =============    =============     =============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                          $     127.92      $    (190.52)    $      29.43      $     (80.15)
                                                     =============     =============    =============     =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                               Six Months
                                                                                                  Ended
                                                                                                June 30,
                                                                                       2002                  2001
                                                                                       ----                  ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                                               $  24,453,975        $  (28,651,534)
    Adjustments to reconcile net income (loss) to net
       cash (for) operating activities
          Net change in unrealized                                                    (23,113,168)           20,580,319
          Increase (decrease) in accounts payable and
              accrued expenses                                                          1,173,788            (3,923,699)
          Net (purchases) of investments in United States
              government securities                                                   (76,330,685)         (107,489,793)
                                                                                    -------------        --------------

                 Net cash (for) operating activities                                  (73,816,090)         (119,484,707)
                                                                                    -------------        --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                                 168,624,934           170,543,088
    (Decrease) in subscription deposits                                                  (257,731)              (96,991)
    Redemption of units                                                               (42,988,750)          (20,228,173)
    Increase (decrease) in redemptions payable                                          4,367,652            (3,116,096)
    Offering costs charged                                                             (3,078,924)           (2,023,044)
    Increase in offering costs payable                                                    121,851                60,826
                                                                                    -------------        --------------

                 Net cash from financing activities                                   126,789,032           145,139,610
                                                                                    -------------        --------------

Net increase in cash and cash equivalents                                              52,972,942            25,654,903

CASH AND CASH EQUIVALENTS
    Beginning of period                                                               195,988,685           134,182,678
                                                                                    -------------        --------------

    End of period                                                                   $ 248,961,627        $  159,837,581
                                                                                    =============        ==============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                                 $  66,337,332        $   36,338,060
    Cash and cash equivalents                                                         182,624,295           123,499,521
                                                                                    -------------        --------------

       Total end of period cash and cash equivalents                                $ 248,961,627        $  159,837,581
                                                                                    =============        ==============




                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                         Partners' Capital
                                     ----------------------------------------------------------------------------------------
                                             General                        Limited                         Total
                                     ----------------------------------------------------------------------------------------
                                       Units         Amount         Units            Amount         Units            Amount
                                       -----         ------         -----            ------         -----            ------
SIX MONTHS ENDED JUNE 30, 2002
Balances at
    December 31, 2001                4,881.720    $ 9,649,832    472,279.945   $   933,569,040   477,161.665  $   943,218,872
Net income for the six months
    ended June 30, 2002                               244,287                       24,209,688                     24,453,975
Additions                              631.962      1,198,660     88,318.734       167,426,274    88,950.696      168,624,934
Redemptions                              0.000              0    (22,671.970)      (42,988,750)  (22,671.970)     (42,988,750)
Offering costs                                        (31,451)                      (3,047,473)                    (3,078,924)
                                     ---------    -----------    -----------    --------------   -----------   --------------
Balances at
    June 30, 2002                    5,513.682    $11,061,328    537,926.709    $1,079,168,779   543,440.391   $1,090,230,107
                                     =========    ===========    ===========    ==============   ===========   ==============

SIX MONTHS ENDED JUNE 30, 2001

Balances at
    December 31, 2000                3,306.761    $ 6,351,669    325,004.757   $   624,273,343   328,311.518  $   630,625,012
Net (loss) for the six months
    ended June 30, 2001                              (287,984)                     (28,363,550)                   (28,651,534)
Additions                              818.432      1,549,800     89,043.758       168,993,288    89,862.190      170,543,088
Redemptions                              0.000              0    (10,566.451)      (20,228,173)  (10,566.451)     (20,228,173)
Offering costs                                        (20,408)                      (2,002,636)                    (2,023,044)
                                     ---------    -----------    -----------    --------------   -----------   --------------
Balances at
    June 30, 2001                    4,125.193    $ 7,593,077    403,482.064   $   742,672,272   407,607.257  $   750,265,349
                                     =========    ===========    ===========   ===============   ===========  ===============

                                              Net Asset Value Per General and Limited Partner Unit
                                       -------------------------------------------------------------------
                                        June 30,        December 31,        June 30,       December 31,
                                          2002              2001              2001             2000
                                          ----              ----              ----             ----
                                        $2,006.16         $1,976.73         $1,840.66        $1,920.81
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

           F.     Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $24,954,021 through June 30, 2002, $17,463,898 of which has already been reimbursed to Campbell & Company by the Fund. At June 30, 2002, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $536,314. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

           The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market maker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. During the six months ended June 30, 2002 and 2001, the amounts paid directly to the broker and interbank market maker amounted to $3,256,706 and $1,820,730, respectively. During the three months ended June 30, 2002 and 2001, the amounts paid directly to the broker and interbank market maker amounted to $1,979,233 and $967,166, respectively.

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

Note 4.    OPERATING EXPENSES

           Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and six months ended June 30, 2002 and 2001.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of June 30, 2002 and December 31, 2001, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $0 and $257,731, respectively.

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

           The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2002 and December 31, 2001 was $791,402,358 and $715,071,673, respectively, which equals 73% and 76%
           of Net Asset Value, respectively. The cash deposited with interbank and other market makers to satisfy such requirements at June 30, 2002 and December 31, 2001 was $162,039,041 and $112,287,187,
           respectively, which equals 15% and 12% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

           The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                                    Futures Contracts               Forward and Swap Contracts
                                                    (exchange traded)                  (non-exchange traded)
                                               June 30,         December 31,        June 30,         December 31,
                                                 2002               2001              2002               2001
                                                 ----               ----              ----               ----
                Gross unrealized gains      $   43,342,423   $     7,971,570      $ 136,667,917     $   53,378,920
                Gross unrealized losses         (8,402,356)       (7,480,967)      (105,370,258)       (10,744,965)
                                          ----------------  ----------------     --------------    ---------------
                Net unrealized gain         $   34,940,067  $        490,603     $   31,297,659     $   42,633,955
                                            ==============  ================     ==============     ==============



           Open contracts generally mature within three months; as of June 30, 2002, the latest maturity date for open futures contracts is March 2003, and the latest maturity date for open forward and swap contracts is September 2002. However, the Fund intends to close all contracts prior to maturity.

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


Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 2002, including the June 30, 2002 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the entire three months and six months ended June 30, 2002 and 2001. This information has been derived from information presented in the financial statements.


                                                                        Three months ended           Six months ended
                                                                   June 30, 2002 June 30, 2001 June 30, 2002  June 30, 2001
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                                    -----------   -----------   -----------    -----------
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at beginning of period           $1,878.24     $2,031.18      $1,976.73     $1,920.81
                                                                     ---------     ---------      ---------     ---------
           Income (loss) from operations:
                  Net investment (loss) (1), (3)                        (26.21)       (14.38)        (52.60)       (44.83)
                  Net realized and change in unrealized gain (loss)
                      from trading (2), (3)                             157.18       (173.26)         88.08        (29.66)
                                                                     ---------     ---------      ---------     ---------
                         Total income (loss) from operations            130.97       (187.64)         35.48        (74.49)
                                                                     ---------     ---------      ---------     ---------
           Offering costs (3)                                            (3.05)        (2.88)        (6.05)         (5.66)
                                                                     ---------     ---------      ---------     ---------
           Net asset value per unit at end of period                 $2,006.16     $1,840.66      $2,006.16     $1,840.66
                                                                     =========     =========      =========     =========
           TOTAL RETURN (4)                                               6.81%        (9.38)%         1.49%        (4.17)%
                                                                     =========     =========      =========     =========

           SUPPLEMENTAL DATA

           Ratios to average net asset value:
                  Expenses prior to performance fee (1), (5)              7.16%         6.97%          7.09%         7.16%
                  Performance fee (5)                                     0.00%         0.00%          0.00%         2.12%
                                                                      --------      --------       --------      --------
                         Total expenses (1), (5)                          7.16%         6.97%          7.09%         9.28%
                                                                      ========      ========       ========      ========
                  Net investment (loss) (1), (5)                         (5.54)%       (2.96)%        (5.46)%       (4.62)%
                                                                      ========      ========       ========      ========


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

(4)      Not annualized

(5)      Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $1,144,774,265 have been accepted during the continuing offering period as of July 1, 2002. Redemptions over the same time period total $270,796,547. The Fund commenced operations on April 18, 1994.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's futures trading operations, the Fund's assets are expected to be highly liquid.

Results of Operations

The returns for the six months ending June 30, 2002 and 2001 were 1.49% and (4.17)%, respectively. Of the 1.49% increase, approximately 4.87% was due to trading gains (before commissions) and approximately .81% was due to interest income, offset by approximately 4.19% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund.

SECTOR                                                           % GAIN (LOSS)
------                                                           -------------
Currencies                                                            5.90%

Interest Rates                                                         .81

Metals                                                                (.04)

Energy                                                                (.38)

Stock Indices                                                        (1.42)
                                                                     ======

                                                                      4.87%
                                                                     ======



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

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which make up a substantial part of the Fund's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Fund was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was one of the most difficult trading months since the Fund began trading. The Fund ended the month down over 4.5%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Fund's losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

The month of May finally provided some trending opportunities that the Fund was able to profit from. The currencies and interest rates sectors provided the gains for the month, but these were offset by losses in the energy and stock indices sectors. While the equities markets remained nervous, many alternative investment strategies, including managed futures, were able to provide positive returns.

Strong performance in the month of June contributed to a positive second quarter and more than made up for losses during the beginning of the year. All major US equity indices made new cycle lows as domestic and international investor confidence was battered by reports of scandalous corporate leadership conduct. The long awaited US economic recovery looked sluggish at best. In this troubled environment, the US dollar lost ground against most major trading partners, while interest rate futures rose and stock indices declined. These three sectors contributed significantly to the profits in June, while small losses were recorded in the metals and energy sectors.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2002 and December 31, 2001 and the trading gains/losses by market category for the six months ended June 30, 2002 and the year then ended December 31, 2001. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2002 and December 31, 2001, the Fund's total capitalization was approximately $1,090 million and $943 million, respectively.

                                  JUNE 30, 2002

                                       % OF TOTAL                  TRADING
MARKET SECTOR    VALUE AT RISK        CAPITALIZATION             GAIN/(LOSS)*
-------------    -------------        --------------             ------------
Currencies      $ 52.08 million               4.77%                   5.90%
Interest Rates  $ 47.39 million               4.35%                    .81%
Stock Indices   $ 39.48 million               3.62%                  (1.42%)
Metals          $  7.93 million                .73%                   (.04%)
Energy          $  4.67 million                .43%                   (.38%)
                ---------------              ------                   ------
   Total        $151.55 million              13.90%                   4.87%
                ===============              ======                   ======

* - The returns for the six months ending June 30, 2002 and 2001 were 1.49% and (4.17)%, respectively. Of the 1.49% increase, approximately 4.87% was due to trading gains (before commissions) and approximately .81% was due to interest income, offset by approximately 4.19% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund.


                                DECEMBER 31, 2001

                                                               % OF TOTAL                TRADING
MARKET SECTOR                           VALUE AT RISK         CAPITALIZATION           GAIN/(LOSS)*
-------------                           -------------         --------------           ------------
Currencies                          $44.57 million                4.72%                   8.14%
Stock Indices                       $13.76 million                1.46%                   1.46%
Interest Rates                      $12.33 million                1.31%                   5.70%
Energy                              $10.03 million                1.06%                  (6.18%)
Metals                              $  .71 million                 .08%                   (.57%)
                                    --------------               ------                 --------

   Total                            $81.40 million                8.63%                   8.55%
                                    ==============                =====                   =====



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

         The following were the primary trading risk exposures of the Fund as of June 30, 2002, by market sector.

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

Interest Rates

         Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain one of the primary market exposures of the Fund for the foreseeable future.

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of June 30, 2002, the Fund's primary exposures were in the DAX (Germany), Nikkei (Japan), NASDAQ (USA), S&P 500 (USA), FTSE (U.K.), and Euro STOXX 50 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of June 30, 2002, crude oil and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Fund portfolio's during the six months ended June 30, 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of June 30, 2002.

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


                         CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                         (Registrant)

                                  By:   Campbell & Company, Inc.
                                        General Partner


Date: August 8, 2002              By:    /s/Theresa D. Becks
                                       ----------------------------------------
                                        Theresa D. Becks
                                        Chief Financial Officer/Treasurer/
                                        Director

EXHIBIT INDEX


Exhibit Number             Description of Document                              Page Number
--------------             -----------------------                              -----------
99.01                      Certification by Chief Executive Officer             E 2
99.02                      Certification by Chief Financial Officer             E 3


                                     -E 1-