Form 10-Q
period 2002-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2002-10-25
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2002
                               -----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               --------------------  ------------------------

Commission File number:     0-22260
                        -----------



                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

              Delaware                                                      52-1823554
----------------------------------------                       -----------------------
        (State of Organization)                                (IRS Employer Identification Number)

Court Towers Building,
210 West Pennsylvania Avenue,
Baltimore, Maryland                                                           21204
----------------------------------------                       --------------------
(Address of principal executive offices)                                    (Zip Code)

(410) 296-3301
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

                            Total number of Pages: 26
                                                   --

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

The following financial statements of Campbell Strategic Allocation Fund, L.P. are included in Item 1:

        Statements of Financial Condition as of September 30, 2002 (Unaudited) and December 31, 2001 (Audited)

        Condensed Schedule of Investments as of September 30, 2002 (Unaudited)

        Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

        Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 and 2001 (Unaudited)

        Statements of Changes in Partners' Capital (Net Asset Value) for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                                  September 30,        December 31,
                                                                      2002                 2001
                                                                      ----                 ----
ASSETS
   Equity in broker trading accounts
      Cash                                                       $   150,209,606   $     43,668,215
      United States government securities                            529,645,190        449,121,672
      Unrealized gain on open futures contracts                       64,847,997            490,603
                                                                 ---------------   -----------------

           Deposits with broker                                      744,702,793        493,280,490

   Cash and cash equivalents                                         255,361,890        152,320,470
   United States government securities                               441,959,592        265,950,001
   Unrealized (loss) on open swap contracts                           (2,246,750)        (2,150,863)
   Unrealized gain (loss) on open forward contracts                   (2,564,665)        44,784,818
                                                                 ---------------   ----------------

           Total assets                                          $ 1,437,212,860   $    954,184,916
                                                                 ===============   ================

LIABILITIES
   Accounts payable                                              $       398,515   $        391,290
   Brokerage fee                                                       8,315,350          5,512,665
   Performance fee                                                    30,451,689                  0
   Offering costs payable                                                564,608            414,463
   Redemptions payable                                                 8,560,298          4,389,895
   Subscription deposits                                                 884,553            257,731
                                                                 ---------------   ----------------

           Total liabilities                                          49,175,013         10,966,044
                                                                 ---------------   ----------------

PARTNERS' CAPITAL (NET ASSET VALUE)
   General Partner - 5,983.028 and 4,881.720 units
      outstanding at September 30, 2002 and
      December 31, 2001                                               13,851,308          9,649,832
   Limited Partners - 593,574.646 and 472,279.945
      units outstanding at September 30, 2002 and
      December 31, 2001                                            1,374,186,539        933,569,040
                                                                 ---------------   ----------------

           Total partners' capital
              (Net Asset Value)                                    1,388,037,847        943,218,872
                                                                 ---------------   ----------------

                                                                 $ 1,437,212,860   $    954,184,916
                                                                 ===============   ================

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2002
                                   (Unaudited)





UNITED STATES GOVERNMENT SECURITIES

                                                                                              % of Net
        Face Value      Description                                             Value        Asset Value
        ----------      -----------                                             -----        -----------
      $285,000,000      U.S. Treasury Bills, 10/10/02                     $  284,881,737         20.52 %
       255,000,000      U.S. Treasury Bill, 12/19/02                         254,082,283         18.31 %
       169,000,000      U.S. Treasury Bills, 10/3/02                         168,984,485         12.18 %
       165,000,000      U.S. Treasury Bills, 10/31/02                        164,773,435         11.87 %
                        Various other U.S. Treasury Bills                     98,882,842          7.12 %
                                                                          --------------    ------------
                TOTAL UNITED STATES GOVERNMENT SECURITIES
                  (COST, INCLUDING ACCRUED INTEREST, - $ 971,604,782)     $  971,604,782         70.00 %
                                                                          ==============    ============


LONG FUTURES CONTRACTS

                                                                                              % of Net
                        Description                                             Value        Asset Value
                        -----------                                             -----        -----------
                        Energy                                            $   12,700,665           .91 %
                        Metals                                                  (889,398)         (.06)%
                        Short-term interest rates                             15,276,773          1.10 %
                        Long-term interest rates                              26,035,793          1.88 %
                                                                          --------------    ------------
                        TOTAL LONG FUTURES CONTRACTS                      $   53,123,833          3.83 %
                                                                          ==============    ============


LONG FORWARD CURRENCY CONTRACTS

                                                                                              % of Net
                        Description                                             Value        Asset Value
                        -----------                                             -----        -----------
                        Various forward currency contracts                $   (5,140,656)        (0.37)%
                                                                          ==============    ============


LONG SWAP CONTRACTS

                                                                                              % of Net
                        Description                                             Value        Asset Value
                        -----------                                             -----        -----------
                        Metals                                            $    2,427,550          0.17 %
                                                                          ==============    ============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                               September 30, 2002
                                   (Unaudited)




SHORT FUTURES CONTRACTS

                                                                                       % of Net
                        Description                                     Value         Asset Value
                        -----------                                     -----         -----------
                        Metals                                    $    1,544,649          0.11 %
                        Stock index                                   10,179,515          0.73 %
                                                                  --------------      ----------

                        TOTAL SHORT FUTURES CONTRACTS             $   11,724,164          0.84 %
                                                                  ==============      ==========


SHORT FORWARD CURRENCY CONTRACTS

                                                                                       % of Net
                        Description                                     Value         Asset Value
                        -----------                                     -----         -----------
                        Various forward currency contracts        $    2,575,991          0.19 %
                                                                  ==============      ==========


SHORT SWAP CONTRACTS

                                                                                       % of Net
                        Description                                     Value         Asset Value
                        -----------                                     -----         -----------
                        Metals                                    $   (4,674,300)        (0.34)%
                                                                  ==============      ==========









                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2002 and 2001 and
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                    2002          2001           2002          2001
                                                    ----          ----           ----          ----
INCOME
   Futures trading gains (losses)
      Realized                                $ 223,808,867  $  60,756,888  $184,735,093  $ 115,105,711
      Change in unrealized                       29,907,930     18,697,265    64,357,394     (3,348,261)
                                              -------------  -------------  ------------  -------------

           Gain from futures trading            253,716,797     79,454,153   249,092,487    111,757,450
                                              -------------  -------------  ------------  -------------

   Forward and swap trading gains (losses)
      Realized                                    4,558,619    (29,481,705)   74,992,427    (74,429,288)
      Change in unrealized                      (36,109,074)    37,080,175   (47,445,370)    38,545,382
                                              -------------  -------------  ------------  -------------

           Gain (loss) from forward
              and swap trading                  (31,550,455)     7,598,470    27,547,057    (35,883,906)
                                              -------------  -------------  ------------  -------------

   Interest income                                5,321,909      6,733,294    13,307,710     22,872,529
                                              -------------  -------------  ------------  -------------

           Total income                         227,488,251     93,785,917   289,947,254     98,746,073
                                              -------------  -------------  ------------  -------------

EXPENSES
   Brokerage fee                                 23,515,816     15,237,955    60,829,158     40,987,554
   Performance fee                               30,713,833              0    30,713,833      7,354,533
   Operating expenses                               397,755        273,616     1,089,441        781,174
                                              -------------  -------------  ------------  -------------

           Total expenses                        54,627,404     15,511,571    92,632,432     49,123,261
                                              -------------  -------------  ------------  -------------

           NET INCOME                          $172,860,847  $  78,274,346  $197,314,822  $  49,622,812
                                              =============  =============  ============  =============

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
   (based on weighted average number of
   units outstanding during the period)       $      310.14  $      188.56  $     375.85  $      131.78
                                              =============  =============  ============  =============

INCREASE IN NET ASSET VALUE
   PER GENERAL AND
   LIMITED PARTNER UNIT                       $      308.94  $      183.60  $     338.37  $      103.45
                                              =============  =============  ============  =============


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       2002              2001
                                                                       ----              ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                    $   197,314,822    $   49,622,812
   Adjustments to reconcile net income to
      net cash (for) operating activities
         Net change in unrealized                                    (16,912,024)      (35,197,121)
         Increase (decrease) in accounts payable and
           accrued expenses                                           33,261,599        (2,977,946)
         Net (purchases) of investments in United States
           government securities                                    (256,533,109)     (186,932,167)
         Increase in payable for United States government
           securities purchased                                                0        49,748,000
                                                                 ---------------    --------------

              Net cash (for) operating activities                    (42,868,712)     (125,736,422)
                                                                 ---------------    --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                                 325,729,941       224,566,649
   Increase (decrease) in subscription deposits                          626,822          (127,046)
   Redemption of units                                               (73,453,040)      (46,952,040)
   Increase in redemptions payable                                     4,170,403        10,999,707
   Offering costs charged                                             (4,772,748)       (3,242,418)
   Increase in offering costs payable                                    150,145           106,958
                                                                 ---------------    --------------

              Net cash from financing activities                     252,451,523       185,351,810
                                                                 ---------------    --------------

Net increase in cash and cash equivalents                            209,582,811        59,615,388

CASH AND CASH EQUIVALENTS
   Beginning of period                                               195,988,685       134,182,678
                                                                 ---------------    --------------

   End of period                                                 $   405,571,496    $  193,798,066
                                                                 ===============    ==============

End of period cash and cash equivalents consists of:
   Cash in broker trading accounts                               $   150,209,606    $   63,855,243
   Cash and cash equivalents                                         255,361,890       129,942,823
                                                                 ---------------    --------------

      Total end of period cash and cash equivalents              $   405,571,496    $  193,798,066
                                                                 ===============    ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                 Partners' Capital
                                 --------------------------------------------------------------------------------------
                                         General                      Limited                         Total
                                 ------------------------   ----------------------------   ----------------------------
                                   Units        Amount         Units          Amount          Units          Amount
                                   -----        ------         -----          ------          -----          ------
NINE MONTHS ENDED SEPTEMBER 30, 2002

Balances at
   December 31, 2001             4,881.720   $  9,649,832   472,279.945   $  933,569,040   477,161.665   $  943,218,872
Net income for the nine months
   ended September 30, 2002                     1,981,711                    195,333,111                    197,314,822
Additions                        1,160.309      2,395,760   157,545.149      323,334,181   158,705.458      325,729,941
Redemptions                        (59.001)      (127,571)  (36,250.448)     (73,325,469)  (36,309.449)     (73,453,040)
Offering costs                                    (48,424)                    (4,724,324)                    (4,772,748)
                                 ---------   ------------   -----------   --------------   -----------   --------------

Balances at
   September 30, 2002            5,983.028   $ 13,851,308   593,574.646   $1,374,186,539   599,557.674   $1,388,037,847
                                 =========   ============   ===========   ==============   ===========   ==============

NINE MONTHS ENDED SEPTEMBER 30, 2001

Balances at
   December 31, 2000             3,306.761   $  6,351,669   325,004.757   $  624,273,343   328,311.518   $  630,625,012
Net income for the nine months
   ended September 30, 2001                       504,634                     49,118,178                     49,622,812
Additions                          977.939      1,849,800   117,034,623      222,716,849   118,012.562      224,566,649
Redemptions                          0.000              0   (24,135.304)     (46,952,040)  (24,135.304)     (46,952,040)
Offering costs                                    (32,756)                    (3,209,662)                    (3,242,418)
                                 ---------   ------------   -----------   --------------   -----------   --------------
Balances at
   September 30, 2001            4,284.700   $  8,673,347   417,904.076   $  845,946,668   422,188.776   $  854,620,015
                                 =========   ============   ===========   ==============   ===========   ==============

                                Net Asset Value Per General and Limited Partner Unit
                              --------------------------------------------------------
                              September 30,  December 31,  September 30,  December 31,
                                  2002           2001          2001           2000
                                  ----           ----          ----           ----
                                $2,315.10      $1,976.73     $2,024.26      $1,920.81
                                =========      =========     =========      =========


                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.    General Description of the Fund

               Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership, which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward contracts and swap contracts.

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

         F.    Offering Costs

               Campbell & Company, Inc. (Campbell & Company) has incurred total costs in connection with the initial and continuous offering of units of the Fund (offering costs) of $26,774,039 through September 30, 2002, $19,129,428 of which has already been reimbursed to Campbell & Company by the Fund. At September 30, 2002, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $564,608. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

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

         The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market maker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. During the nine months ended September 30, 2002 and 2001, the amounts paid directly to the broker and interbank market maker amounted to $4,469,024 and $2,963,683, respectively. During the three months ended September 30, 2002 and 2001, the amounts paid directly to the broker and interbank market maker amounted to $1,212,325 and $1,142,953, respectively.


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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2002 and 2001.

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of September 30, 2002 and December 31, 2001, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $884,553 and $257,731, respectively.

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

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2002 and December 31, 2001 was $971,604,782 and $715,071,673, respectively, which equals 70% and 76%
         of Net Asset Value, respectively. The cash deposited with interbank and other market makers to satisfy such requirements at September 30, 2002 and December 31, 2001 was $185,536,778 and $112,287,187, which equals
         13% and 12% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                               Futures Contracts         Forward and Swap Contracts
                                               (exchange traded)            (non-exchange traded)
                                        September 30,   December 31,   September 30,   December 31,
                                            2002            2001           2002            2001
                                            ----            ----           ----            ----
             Gross unrealized gains     $ 68,405,991   $   7,971,570   $ 48,206,599   $ 53,378,920
             Gross unrealized losses      (3,557,994)     (7,480,967)   (53,018,014)   (10,744,965)
                                        ------------   -------------   -------------  ------------
             Net unrealized gain        $ 64,847,997   $     490,603   $ (4,811,415)  $ 42,633,955
                                        ============   =============   =============  ============

         Open contracts generally mature within three months; as of September 30, 2002, the latest maturity date for open futures contracts is June 2003, and the latest maturity date for open forward and swap contracts is December 2002. However, the Fund intends to close all contracts prior to maturity.

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


Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 2002, including the September 30, 2002 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the entire three months and nine months ended September 30, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                  Three months ended          Nine months ended
                                                                     September 30,               September 30,
                                                                 2002          2001          2002         2001
                                                              (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
                                                              -----------   -----------   -----------  -----------
         PER UNIT PERFORMANCE
         (for a unit outstanding throughout the entire period)
         Net asset value per unit at beginning of period        $2,006.16   $1,840.66     $ 1,976.73   $1,920.81
                                                                ---------   ---------     ----------    --------
         Income (loss) from operations:
               Net investment (loss) (1), (3)                      (86.29)     (18.86)       (142.59)     (63.33)
               Net realized and change in unrealized gain
                   from trading (2), (3)                           398.27      205.40         490.05      175.39
                                                                 --------    --------       --------    --------
                    Total income from operations                   311.98      186.54         347.46      112.06
                                                                 --------    --------       --------    --------
         Offering costs (3)                                         (3.04)      (2.94)         (9.09)      (8.61)
                                                                 --------    --------       --------    --------
         Net asset value per unit at end of period              $2,315.10   $2,024.26     $ 2,315.10   $2,024.26
                                                                =========   =========     ==========   =========
         TOTAL RETURN (4)                                           15.40 %      9.97 %        17.12 %      5.39 %
                                                                 ========    ========       ========    ========

         SUPPLEMENTAL DATA
         Ratios to average net asset value:
               Expenses prior to performance fee (1), (5)            7.41 %     7.52 %          7.17 %      7.35 %
               Performance fee (5)                                  10.03 %     0.00 %          3.83 %      1.37 %
                                                                 --------   --------        --------    --------
                    Total expenses (1), (5)                         17.44 %     7.52 %         11.00 %      8.72 %
                                                                 ========   ========        ========    ========
               Net investment (loss) (1), (5), (6)                  (5.68)%    (4.04)%         (5.51)%     (3.08)%
                                                                 ========   ========        ========    ========

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

----------
(1) Excludes brokerage commissions and other trading fees paid directly to the broker.
(2) Includes brokerage commissions and other trading fees paid directly to the broker.
(3) The net investment (loss) per unit and offering costs per unit are calculated by dividing the net investment (loss) and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(4)   Not annualized
(5)   Annualized
(6)   Excludes performance fee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $1,301,834,466 have been accepted during the continuing offering period as of October 1, 2002. Redemptions over the same time period total $301,216,031. The Fund commenced operations on April 18, 1994.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.

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

Results of Operations


The returns for the nine months ending September 30, 2002 and 2001 were 17.12% and 5.39%, respectively. Of the 17.12% increase, approximately 24.99% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 9.12% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 24.99% trading gains by sector is as follows:

SECTOR                                              % GAIN (LOSS)
------                                              -------------
Interest Rates                                          15.21%

Stock Indices                                            5.10

Currencies                                               3.24

Energy                                                   1.94

Metals                                                   (.50)
                                                        -----

                                                        24.99%
                                                        =====

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

The Fund's positive performance continued in July posting similar numbers as June. This is the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

In August, the Fund recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continues to be elusive, while economies in Europe and Japan appear to be stagnant. The quickening pace of US plans to invade Iraq has aroused much international criticism and concern, which has impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Fund as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset by losses in the currencies sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook are being compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Fund's ability to trade both the long and short side of a diverse portfolio of international markets is proving to be a beneficial tool.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

        The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2002 and December 31, 2001 and the trading gains/losses by market category for the nine months ended September 30, 2002 and the year then ended December 31, 2001. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2002 and December 31, 2001, the Fund's total capitalization was approximately $1,388 million and $943 million, respectively.

                               SEPTEMBER 30, 2002
                               ------------------

                                                    % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Currencies                  $ 66.09 million          4.76%               3.24%
Energy                      $ 28.84 million          2.08%               1.94%
Interest Rates              $ 25.77 million          1.86%              15.21%
Stock Indices               $ 18.91 million          1.36%               5.10%
Metals                      $  2.51 million           .18%               (.50%)
                            ---------------         ------              ------

   Total                    $142.12 million         10.24%              24.99%
                            ===============         ======              ======

* - Of the 17.12% return for the nine months ended September 30,2002, approximately 24.99% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 9.12% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund.

                                DECEMBER 31, 2001
                                -----------------

                                                    % OF TOTAL            TRADING
MARKET SECTOR                VALUE AT RISK       CAPITALIZATION        GAIN/(LOSS)*
-------------                -------------       --------------        ------------
Currencies                   $44.57 million          4.72%               8.14%
Stock Indices                $13.76 million          1.46%               1.46%
Interest Rates               $12.33 million          1.31%               5.70%
Energy                       $10.03 million          1.06%              (6.18%)
Metals                       $  .71 million           .08%               (.57%)
                             --------------          -----               -----

   Total                     $81.40 million          8.63%               8.55%
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

        The following were the primary trading risk exposures of the Fund as of September 30, 2002, by market sector.

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

Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of September 30, 2002, the Fund's primary exposures were in the Hang Seng (Hong Kong), IBEX (Spain), Nikkei (Japan), S&P 500 (USA) NASDAQ (USA) and DAX (Germany) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of September 30, 2002, crude oil, unleaded gas and heating oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

        The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Fund portfolio's during the nine months ended September 30, 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

        The following were the only non-trading risk exposures of the Fund as of September 30, 2002.

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


                            CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            (Registrant)

                                  By: Campbell & Company, Inc.
                                      General Partner


Date:October 25, 2002             By: /s/Theresa D. Becks
                                      -------------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number        Description of Document                    Page Number
--------------        -----------------------                    -----------
99.01                 Certification by Chief Executive Officer   E 2
99.02                 Certification by Chief Financial Officer   E 3

                                      -E 1-