Form 10-Q/A
period 2002-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2002-11-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



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

                            Total number of Pages: 32
                                                   --

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Item 4.           Controls and Procedures

         Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Fund or in other factors applicable to the Fund that could significantly affect these controls subsequent to the date of their evaluation.

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


                            CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            (Registrant)

                                  By: Campbell & Company, Inc.
                                      General Partner



Date: November 14, 2002           By: /s/Theresa D. Becks
                                      -------------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

                                  CERTIFICATION

I, Bruce L. Cleland, Chief Executive Officer of Campbell & Company, Inc., the general partner of Campbell Strategic Allocation Fund, L.P. (the "Fund"), do hereby certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this quarterly report;

4. The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Fund and we have:

         (i) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (ii) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent functions):

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

6. The Fund's other certifying officer and I have indicated in this quarterly report whether not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             By:  /s/ Bruce L. Cleland


                                             -----------------------
                                             Bruce L. Cleland
                                             Chief Executive Officer
                                             November 14, 2002

                                  CERTIFICATION


I, Theresa D. Becks, Chief Financial Officer of Campbell & Company, Inc., the general partner of Campbell Strategic Allocation Fund, L.P. (the "Fund"), do hereby certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this quarterly report;

4. The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Fund and we have:

         (i) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (ii) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent functions):

         (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

6. The Fund's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            By:  /s/ Theresa D. Becks


                                            ----------------------------------
                                            Theresa D. Becks
                                            Chief Financial Officer
                                            November 14, 2002

EXHIBIT INDEX

Exhibit Number        Description of Document                    Page Number
--------------        -----------------------                    -----------
99.01                 Certification by Chief Executive Officer   E 2
99.02                 Certification by Chief Financial Officer   E 3

                                      -E 1-