Form 10-K
period 2002-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2003-03-28
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

          |X| OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2002
                       Commission File Number 0-22260 and
                                     2-84126

                                       OR


          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 52-1823554
   (State or other jurisdiction of          (IRS Employer Identification Number)
     incorporation or organization)

     210 W. PENNSYLVANIA AVENUE
         TOWSON, MARYLAND                                  21204

       Registrant's telephone number, including area code: (410) 296-3301

        Securities registered pursuant to Section 12 (b) of the Act: None

                  Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                     -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No | |

The Registrant has no voting stock. As of December 31, 2002 there were 723,575.989 Units of General and Limited Partnership Interest issued and outstanding.

Total number of pages 35. Consecutive page numbers on which exhibits commence:
3.


                                             TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
                                                          PART I
 ITEM 1.      BUSINESS..........................................................................................   1-2

 ITEM 2.      PROPERTIES........................................................................................     2

 ITEM 3.      LEGAL PROCEEDINGS.................................................................................     3

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................     3

                                                          PART II

 ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................     3

 ITEM 6.      SELECTED FINANCIAL DATA..........................................................................    3-4

 ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   4-10

 ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................................  10-15

 ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................     15

 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............     15

                                                         PART III

 ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................  16-17

 ITEM 11.     EXECUTIVE COMPENSATION...........................................................................    17

 ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...    17

 ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................    17

 ITEM 14.     CONTROLS AND PROCEDURES..........................................................................    17

                                                          PART IV

 ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................    18

SIGNATURES

CERTIFICATIONS


DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated December 27, 2002 included within the Registration Statement on Form S-1 (File No. 333-101011), incorporated by reference into Parts I, II, III and IV.

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

      The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interests to a maximum of approximately $2,510,000,000 through December 2002. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

      A total of $1,610,020,960 has been raised in the initial and continuing offering periods through December 31, 2002.

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

      The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund's assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. Prior to September of 2000, Campbell & Company utilized its Financial, Metal and Energy Large Portfolio (75% allocation of Fund assets) and the Global Diversified Large Portfolio (25% allocation) in trading the Registrant's assets. The Global Diversified Large Portfolio trades the same forward and futures markets as the Financial, Metal & Energy Large Portfolio, as well as agricultural markets. As of March 2003, the Fund's assets are allocated to the different market sectors in approximately the following manner: 55% to currencies, 15% to interest rates, 17% to stock indices, 11% to energy products and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.

      The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

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

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership. As of December 31, 2002, there were 39,166 Partners in the Registrant and 723,575.989 Units of General and Limited Partnership Interest outstanding.

      Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

      The Registrant has no securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS

                                                         For the Year Ended December 31,
                                       -----------------------------------------------------------------------
                                          2002             2001            2000         1999           1998
                                       ------------     ----------     -----------    ---------      ---------
Total Assets                             $1,654,430     $ 954,185        $645,193     $ 496,841      $ 350,791
Total Partners' Capital                   1,617,949       943,219         630,625       484,020        343,957
Total Income (Loss)                         274,720        95,688         108,122        57,598         68,510
Net Income (Loss)                           155,979        29,936          61,827        23,306         40,695
Net Income (Loss) Per General
     and Limited Partner Unit                282.19         76.29          208.13         95.52         232.33
Increase (Decrease) in Net Asset
     Value per General and Limited

     Partner Unit                            259.32         55.92          185.62         73.88         211.67

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2002 and 2001.

                                        1st Qtr.         2nd Qtr.      3rd Qtr.        4th Qtr.
                                         2002             2002          2002            2002
                                      -----------      -----------   -----------      ---------
Gain (Loss) from
   Trading                            $  (32,755)     $   87,228     $   222,166      $(20,693)
Total Income (Loss)                      (28,838)         91,297         227,488       (15,227)
Net Income (Loss)                        (46,959)         71,413         172,861       (41,336)
Net Income (Loss)
   per General and
   Limited Partner
   Unit *                                 (95.88)         135.30          310.14       (64.99)
Increase (Decrease)
   in Net Asset Value
   per General and
   Limited Partner Unit                   (98.49)         127.92          308.94       (79.05)
Net Asset Value per
   General and Limited
   Partner Unit at the
   End of the Period                    1,878.24        2,006.16        2,315.10    2,236.05


                             1st Qtr.          2nd Qtr.      3rd Qtr.       4th Qtr.
                               2001             2001           2001           2001
                            ----------     ------------    -----------    ------------
Gain (Loss) from
   Trading                  $   51,290     $  (62,469)     $   87,052     $   (7,714)
Total Income (Loss)             60,133        (55,173)         93,786         (3,058)
Net Income (Loss)               39,986        (68,637)         78,274        (19,687)
Net Income (Loss)
   per General and
   Limited Partner
   Unit *                       118.09        (182.57)         188.56         (44.76)
Increase (Decrease)
   in Net Asset Value
   per General and
   Limited Partner Unit         110.37        (190.52)         183.60         (47.53)
Net Asset Value per
   General and Limited
   Partner Unit at the
   End of the Period          2,031.18       1,840.66        2,024.26       1,976.73

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

RESULTS OF OPERATIONS

The returns for the years ended December 31, 2002, 2001 and 2000 were 13.12%, 2.91% and 10.70%, respectively. For the 2002 increase of 13.12%, approximately 22.30% was due to trading gains (before commissions) and approximately 1.62% was due to interest income, offset by approximately 10.80% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 22.30% trading gain by sector is as follows:


SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                             14.98%

Currencies                                                  6.20

Stock Indices                                               3.42

Metals                                                      (.34)

Energy                                                     (1.96)
                                                           ------
                                                            22.30%
                                                           ======

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

The Fund's positive performance continued in July posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

In August, the Fund recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continues to be elusive, while economies in Europe and Japan appear to be stagnant. The quickened pace of US plans to invade Iraq aroused much international criticism and concern, which impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Fund as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset by losses in the currencies sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Fund's ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Fund over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currencies sector. US equities surprised the market by turning their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply making this the Fund's worst performing sector in October.

In October and November, US equity prices rose at a faster pace than any time since 1997. Over this same period, the Fund was defensively positioned against a reversal of the major trends that were profitable this year, leaving year-to-date gains in the double digits. Performance for November was marginally negative, with gains in currencies offset by losses in interest rates, stock indices and energy.

The Fund recorded a strong positive performance for December and for the year. The Fund's core strategy of systematic, diversified trend-following again demonstrated the ability to outperform most other strategies in times of economic weakness and uncertainty. The ability to short markets enabled the Fund to profit as global markets suffered their third consecutive negative year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy and industrial metals.

2001

For the 2001 increase of 2.91%, approximately 8.55% was due to trading gains (before commissions) and approximately 3.63% was due to interest income, offset by approximately 9.27% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 8.55% trading gain by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  ------------
Currencies                                                   8.14%

Interest Rates                                               5.70

Stock Indices                                                1.46

Metals                                                       (.57)

Energy                                                      (6.18)
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2002, 2001 and 2000 and the trading gains/losses by market category for the years then ended. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2002, 2001 and 2000, the Fund's total capitalization was approximately $1,618 million, $943 million and $631 million, respectively.


                                DECEMBER 31, 2002
                                -----------------
                                                             % OF TOTAL                TRADING
MARKET SECTOR                        VALUE AT RISK         CAPITALIZATION            GAIN/(LOSS)*
-----------------------------       ---------------        --------------            ------------
Currencies                           $52.32 million              3.23%                   6.20%
Energy                               $39.05 million              2.41%                  (1.96%)
Interest Rates                       $23.75 million              1.47%                  14.98%
Stock Indices                        $13.28 million               .82%                   3.42%
Metals                               $ 3.00 million               .19%                   (.34%)
                                   -----------------             ----                   -----
   Total                            $131.40 million              8.12%                  22.30%
                                    ===============              ====                   =====

* - Of the 13.12% return for the year ended December 31, 2002, approximately 22.30% was due to trading gains (before commissions) and approximately 1.62% was due to interest income, offset by approximately 10.80% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                                DECEMBER 31, 2001
                                -----------------
                                                             % OF TOTAL                TRADING
MARKET SECTOR                        VALUE AT RISK         CAPITALIZATION            GAIN/(LOSS)*
-------------                       ---------------        --------------            ------------
Currencies                          $44.57 million                4.72%                   8.14%
Stock Indices                       $13.76 million                1.46%                   1.46%
Interest Rates                      $12.33 million                1.31%                   5.70%
Energy                              $10.03 million                1.06%                  (6.18%)
Metals                              $  .71 million                 .08%                   (.57%)
                                    --------------                ----                    ----
   Total                            $81.40 million                8.63%                   8.55%
                                    ==============                =====                   ====


* - Of the 2.91% return for the year ended December 31, 2001, approximately 8.55% was due to trading gains (before commissions) and approximately 3.63% was due to interest income, offset by approximately 9.27% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                                DECEMBER 31, 2000
                                -----------------
                                                             % OF TOTAL                TRADING
MARKET SECTOR                        VALUE AT RISK         CAPITALIZATION            GAIN/(LOSS)*
-------------                       ---------------        --------------            ------------

Interest Rates                      $23.16 million             3.67%                   2.45%
Currencies                          $16.58 million             2.63%                   3.86%
Stock Indices                       $13.99 million             2.22%                  (1.65%)
Energy                              $10.75 million             1.70%                  12.39%
Metals                              $1.24  million              .20%                  (2.44%)
Agriculturals                       $   0  million                0%                   (.27%)
                                    --------------            -----                   -----
   Total                            $65.72 million            10.42%                  14.34%
                                    ==============            ======                  =====

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

      The following were the primary trading risk exposures of the Fund as of December 31, 2002, by market sector.

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

Stock Indices

      The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are limited to futures on broadly based indices. As of December 31, 2002, the Fund's primary exposures were in the FTSE (U.K.), Nikkei (Japan), Hang Seng (Hong Kong), IBEX (Spain), Euro STOXX 50, and DAX (Germany) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

      The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2002, natural gas, crude oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 5% of the Fund portfolio's during 2002.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Fund as of December 31, 2002.

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

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator
(CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company's directors and executive officers are as follows:

THERESA D. BECKS, born in 1963, joined Campbell & Company in 1991 and serves as the CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, and a DIRECTOR. In addition to her role as CFO, Ms. Becks also oversees administration and compliance. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From December 1987 to June 1991, she was employed by Bank of Maryland Corporation, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

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

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and presently serves as PRESIDENT, CHIEF EXECUTIVE OFFICER and a DIRECTOR. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading, and portfolio management. Mr. Cleland previously served as a member of the Board of Directors of the Managed Funds Association, and has previously served as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

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

C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992 and serves as a SENIOR VICE PRESIDENT - TRADING. His duties include managing daily trade execution for the assets under Campbell & Company's management. From January 1991 to November 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2002, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

      (b) Security Ownership of Management. As of December 31, 2002, Campbell & Company owned 7,262.904 Units of General Partnership Interest having a value of $16,240,216. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14. CONTROLS AND PROCEDURES

      Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the general partner's internal controls with respect to the Fund or in other factors applicable to the Fund that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The Following documents are filed as part of this report:

            (1)   See Financial Statements beginning on page 22 hereof.

            (2)   Schedules:

                  Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

            (3)   Exhibits

Exhibit Number                        Description of Document
--------------                        -----------------------
    1.01          Form of Selling Agreement among the Registrant, Campbell &
                  Company, PaineWebber Incorporated and the Selling Agent.
                  (Incorporated by reference to the respective exhibit to the
                  Registrant's Registration Statement on Form S-1 (No.
                  333-43250) filed on August 8, 2000).

    1.02 Form of Auxiliary Selling Agreement. (Incorporated by reference to the respective exhibit to the Registrant's
                  Registration Statement on Form S-1 (No. 333-80933) filed on
                  June 17, 1999).

    3.01          Agreement of Limited Partnership of the Registrant dated May
                  11, 1993. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No.
                  33-67164) filed on August 9, 1993).

    3.02          Certificate of Limited Partnership of the Registrant.
                  (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

    3.03          Amended Agreement of Limited Partnership of the Registrant.
                  (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement of Form S-1 (No.
                  333-101011) filed on December 4, 2002).

   10.01          Form of Advisory Agreement between the Registrant and Campbell
                  & Company. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1
                  (No. 33-67164) filed on August 9, 1993).

   10.02          Form of Customer Agreement between the Registrant and
                  PaineWebber Incorporated. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

   10.03 Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant's
                  Registration Statement of Form S-1 (No. 333-101011) filed on
                  December 4, 2002).

   10.04          Escrow Agreement between the Registrant and Mercantile Safe
                  Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

   10.05 International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V. (Incorporated by reference to the respective exhibit to the Registrant's
                  Registration Statement of Form S-1 (No. 333-61274) filed on
                  May 18, 2001).

   10.06 International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Registrant's
                  Registration Statement of Form S-1 (No. 333-61274) filed on
                  May 18, 2001).

   99.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

   99.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

                              CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                              By:   CAMPBELL & COMPANY, INC.
                              General Partner

                              By:   /s/ Theresa D. Becks
                                  ----------------------------------------------
                                       Theresa D. Becks
                                       Chief Financial Officer, Secretary,
                                       Treasurer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2003.


              Signature                         Capacity
              ---------                         --------
/s/ D. Keith Campbell
----------------------------------
 D.Keith Campbell                               Chairman of the Board

/s/ William C. Clarke, III
----------------------------------
William C. Clarke, III                          Executive Vice President and Director

/s/ Bruce L. Cleland
----------------------------------
Bruce L. Cleland                                President, Chief Executive Officer and Director

/s/ Theresa D. Becks
----------------------------------
Theresa D. Becks                                Chief Financial Officer,  Secretary,
Treasurer and Director

/s/ James M. Little
----------------------------------
James M. Little                                 Executive Vice President and Director

                                  CERTIFICATION

I, Bruce L. Cleland, Chief Executive Officer of Campbell & Company, Inc., the general partner of Campbell Strategic Allocation Fund, L.P. (the "Fund"), certify that:

1.    I have reviewed this annual report on Form 10-K of the Fund;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this annual report;

4. The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Fund and we have:

      (i) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (ii) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Fund's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    By:  /s/ Bruce L. Cleland
                                                    -----------------------
                                                    Bruce L. Cleland
                                                    Chief Executive Officer
                                                    March 28, 2003

                                  CERTIFICATION

I, Theresa D. Becks, Chief Financial Officer of Campbell & Company, Inc., the general partner of Campbell Strategic Allocation Fund, L.P. (the "Fund"), certify that:

1.    I have reviewed this annual report on Form 10-K of the Fund;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this annual report;

4. The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Fund and we have:

      (i) designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (ii) evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Fund's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  By:  /s/ Theresa D. Becks
                                                  ------------------------------
                                                  Theresa D. Becks
                                                  Chief Financial Officer
                                                  March 28, 2003

                          CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                  ANNUAL REPORT

                                December 31, 2002

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P

                                      INDEX

                                                                        PAGES
                                                                        -----
INDEPENDENT AUDITOR'S REPORT                                               24

FINANCIAL STATEMENTS

Statements of Financial Condition
  December 31, 2002 and 2001                                               25

Condensed Schedule of Investments
  December 31, 2002                                                        26

Statements of Operations For the Years
  Ended December 31, 2002, 2001 and 2000                                   27

Statements of Cash Flows For the Years
  Ended December 31, 2002, 2001 and 2000                                   28

Statements of Changes in Partners' Capital (Net Asset Value)
  For the Years Ended December 31, 2002, 2001 and 2000                     29

Notes to Financial Statements                                           30-35

                    ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                                 (410) 771-0001

                               FAX (410) 785-9784

                                  www.afb-a.com

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

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 2002 and 2001, including the December 31, 2002 condensed schedule of investments, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2002 and 2001, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
January 22, 2003

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                                  2002              2001
                                                             --------------     -------------
ASSETS
    Equity in broker trading accounts
       Cash                                                  $   41,776,698     $  43,668,215
       United States government securities                      734,598,883       449,121,672
       Unrealized gain on open futures contracts                 16,807,266           490,603
                                                             --------------     -------------

              Deposits with broker                              793,182,847       493,280,490

    Cash and cash equivalents                                   314,337,785       152,320,470
    United States government securities                         518,161,351       265,950,001
    Unrealized gain (loss) on open swap contracts                 5,108,650        (2,150,863)
    Unrealized gain on open forward contracts                    23,639,509        44,784,818
                                                             --------------     -------------

              Total assets                                   $1,654,430,142     $ 954,184,916
                                                             ==============     =============

LIABILITIES
    Accounts payable                                         $      604,807     $     391,290
    Brokerage fee                                                 9,036,828         5,512,665
    Offering costs payable                                          666,954           414,463
    Redemptions payable                                           8,965,508         4,389,895
    Subscription deposits                                        17,206,853           257,731
                                                             --------------     -------------

              Total liabilities                                  36,480,950        10,966,044
                                                             --------------     -------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 7,262.904 and 4,881.720 units
       outstanding at December 31, 2002 and 2001                 16,240,216         9,649,832
    Limited Partners - 716,313.085 and 472,279.945 units
       outstanding at December 31, 2002 and 2001              1,601,708,976       933,569,040
                                                             --------------     -------------

              Total partners' capital
                  (Net Asset Value)                           1,617,949,192       943,218,872
                                                             --------------     -------------

                                                             $1,654,430,142     $ 954,184,916
                                                             ==============     =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2002

UNITED STATES GOVERNMENT SECURITIES
                                                                                                            % of Net
      Face Value      Description                                                            Value         Asset Value
      ----------      -----------                                                            -----         -----------
      $315,000,000    U.S. Treasury Bills, 1/9/03                                      $  314,893,007        19.46 %
      $300,000,000    U.S. Treasury Bills, 3/20/03                                        299,239,500        18.50 %
      $270,000,000    U.S. Treasury Bills, 1/02/03                                        269,988,562        16.69 %
      $170,000,000    U.S. Treasury Bills, 1/30/03                                        169,802,534        10.50 %
      $100,000,000    U.S. Treasury Bills, 1/23/03                                         99,900,972         6.17 %
                      Various other U.S. Treasury Bills                                    98,935,659         6.11 %
                                                                                       --------------        -----
                      TOTAL UNITED STATES GOVERNMENT SECURITIES
                          (COST, INCLUDING ACCRUED INTEREST, - $1,252,760,234)         $1,252,760,234        77.43 %
                                                                                       ==============        =====

LONG FUTURES CONTRACTS
                                                                                                            % of Net
                      Description                                                            Value         Asset Value
                      -----------                                                            -----         -----------
                      Energy                                                           $   (3,570,140)       (0.22)%
                      Metals                                                                 (375,153)       (0.02)%
                      Stock index                                                            (753,424)       (0.05)%
                      Short-term interest rates                                             7,949,648         0.49 %
                      Long-term interest rates                                             11,282,923         0.70 %
                                                                                       --------------        -----
                      Total long futures contracts                                     $   14,533,854         0.90 %
                                                                                       --------------        -----

SHORT FUTURES CONTRACTS
                                                                                                            % of Net
                      Description                                                            Value         Asset Value
                      -----------                                                            -----         -----------
                      Metals                                                           $       73,978         0.00 %
                      Stock index                                                           2,199,434         0.14 %
                                                                                       --------------        -----
                      Total short futures contracts                                    $    2,273,412         0.14 %
                                                                                       --------------        -----
                      TOTAL FUTURES CONTRACTS                                          $   16,807,266         1.04 %
                                                                                       ==============        =====

LONG FORWARD CURRENCY CONTRACTS
                                                                                                            % of Net
                      Description                                                            Value         Asset Value
                      -----------                                                            -----         -----------
                      Various long forward currency contracts                          $  129,432,353         8.00 %
                                                                                       --------------        -----

SHORT FORWARD CURRENCY CONTRACTS
                                                                                                            % of Net
        Amount        Description                                                            Value         Asset Value
        ------        -----------                                                            -----         -----------
     2,457,000,000    Swiss Franc, 3/19/03                                             $  (96,134,925)       (5.94)%
                      Other short forward currency contracts                               (9,657,919)       (0.60)%
                                                                                       --------------        -----

                      Total short forward currency contracts                           $ (105,792,844)       (6.54)%
                                                                                       --------------        -----
                      TOTAL FORWARD CURRENCY CONTRACTS                                 $   23,639,509         1.46 %
                                                                                       ==============        =====

SWAP CONTRACTS
                                                                                                            % of Net
                      Description                                                            Value         Asset Value
                      -----------                                                            -----         -----------
                      Long metal swap contracts                                        $    5,434,800         0.34 %
                      Short metal swap contracts                                             (326,150)       (0.02)%
                                                                                       --------------        -----
                      TOTAL SWAP CONTRACTS                                             $    5,108,650         0.32 %
                                                                                       ==============        =====

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002              2001               2000
                                                     -------------      ------------      -------------
INCOME
    Futures trading gains (losses)
       Realized                                      $ 166,999,777      $ 82,486,335      $  59,418,153
       Change in unrealized                             16,316,663       (23,806,749)         7,785,196
                                                     -------------      ------------      -------------

              Gain from futures trading                183,316,440        58,679,586         67,203,349
                                                     -------------      ------------      -------------

    Forward and swap trading gains (losses)
       Realized                                         86,515,089       (29,060,556)        12,338,257
       Change in unrealized                            (13,885,796)       38,540,154         (2,004,516)
                                                     -------------      ------------      -------------

              Gain from forward and swap trading        72,629,293         9,479,598         10,333,741
                                                     -------------      ------------      -------------

    Interest income                                     18,774,658        27,529,282         30,585,256
                                                     -------------      ------------      -------------

              Total income                             274,720,391        95,688,466        108,122,346
                                                     -------------      ------------      -------------

EXPENSES
    Brokerage fee                                       86,421,036        57,252,553         40,968,168
    Performance fee                                     30,713,834         7,396,537          4,226,508
    Operating expenses                                   1,606,269         1,103,317          1,101,119
                                                     -------------      ------------      -------------

              Total expenses                           118,741,139        65,752,407         46,295,795
                                                     -------------      ------------      -------------

              NET INCOME                             $ 155,979,252      $ 29,936,059      $  61,826,551
                                                     =============      ============      =============

NET INCOME PER GENERAL AND
    LIMITED PARTNER UNIT
       (based on weighted average number
       of units outstanding during the year)         $      282.19      $      76.29      $      208.13
                                                     =============      ============      =============

INCREASE IN NET ASSET VALUE
    PER GENERAL AND LIMITED
    PARTNER UNIT                                     $      259.32      $      55.92      $      185.62
                                                     =============      ============      =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                               2002               2001               2000
                                                           -------------      -------------      -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                              $ 155,979,252      $  29,936,059      $  61,826,551
      Adjustments to reconcile net income to
         net cash (for) operating activities
             Net change in unrealized                         (2,430,867)       (14,733,405)        (5,780,680)
             Increase (decrease) in accounts payable
                and accrued expenses                           3,737,680         (2,605,444)         5,130,690
             Net (purchases) of investments in
                United States government securities         (537,688,561)      (232,452,837)       (96,553,110)
                                                           -------------      -------------      -------------

                   Net cash (for) operating activities      (380,402,496)      (219,855,627)       (35,376,549)
                                                           -------------      -------------      -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                         624,223,999        350,629,619        158,275,344
   Increase in subscription deposits                          16,949,122            130,685             19,751
   Redemption of units                                       (98,699,321)       (63,486,011)       (70,088,150)
   Increase (decrease) in redemptions payable                  4,575,613         (1,241,815)        (3,443,088)
   Offering costs charged                                     (6,773,610)        (4,485,807)        (3,408,837)
   Increase in offering costs payable                            252,491            114,963             39,905
                                                           -------------      -------------      -------------

                   Net cash from financing activities        540,528,294        281,661,634         81,394,925
                                                           -------------      -------------      -------------

Net increase in cash and cash equivalents                    160,125,798         61,806,007         46,018,376

CASH AND CASH EQUIVALENTS
   Beginning of year                                         195,988,685        134,182,678         88,164,302
                                                           -------------      -------------      -------------

   End of year                                             $ 356,114,483      $ 195,988,685      $ 134,182,678
                                                           =============      =============      =============

End of year cash and cash equivalents consists of:
   Cash in broker trading accounts                         $  41,776,698      $  43,668,215      $  46,527,143
   Cash and cash equivalents                                 314,337,785        152,320,470         87,655,535
                                                           -------------      -------------      -------------

                   Total end of year cash and
                       cash equivalents                    $ 356,114,483      $ 195,988,685      $ 134,182,678
                                                           =============      =============      =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                Partners' Capital
                                 ---------------------------------------------------------------------------------------------
                                          General                        Limited                            Total
                                 -------------------------      -----------------------------     ----------------------------
                                   Units         Amount            Units            Amount           Units           Amount
                                   -----         ------            -----            ------           -----           ------
Balances at
    December 31, 1999            2,904.862     $ 5,040,488      276,039.045    $  478,979,616     278,943.907   $  484,020,104

Net income for the year
    ended December 31, 2000                        617,436                         61,209,115                       61,826,551

Additions                          401.899         730,000       88,328.360       157,545,344      88,730.259      158,275,344

Redemptions                          0.000               0      (39,362.648)      (70,088,150)    (39,362.648)     (70,088,150)

Offering costs                                    (36,255)                         (3,372,582)                      (3,408,837)
                                 ---------     -----------      -----------    --------------     -----------   --------------

Balances at
    December 31, 2000            3,306.761       6,351,669      325,004.757       624,273,343     328,311.518      630,625,012

Net income for the year
    ended December 31, 2001                        303,730                         29,632,329                       29,936,059

Additions                        1,574.959       3,039,801      179,648.673       347,589,818     181,223.632      350,629,619

Redemptions                          0.000               0      (32,373.485)      (63,486,011)    (32,373.485)     (63,486,011)

Offering costs                                     (45,368)                        (4,440,439)                      (4,485,807)
                                 ---------     -----------      -----------    --------------     -----------   --------------

Balances at
    December 31, 2001            4,881.720       9,649,832      472,279.945       933,569,040     477,161.665      943,218,872

Net income for the year
    ended December 31, 2002                      1,570,353                        154,408,899                      155,979,252

Additions                        2,440.185       5,216,038      291,759.495       619,007,961     294,199.680      624,223,999

Redemptions                        (59.001)       (127,571)     (47,726.355)      (98,571,750)    (47,785.356)     (98,699,321)

Offering costs                                     (68,436)                        (6,705,174)                      (6,773,610)
                                 ---------     -----------      -----------    --------------     -----------   --------------

Balances at
    December 31, 2002            7,262.904     $16,240,216      716,313.085    $1,601,708,976     723,575.989   $1,617,949,192
                                 =========     ===========     ============    ==============     ===========   ==============





                                                 Net Asset Value Per General and Limited Partner Unit
                                                 ----------------------------------------------------
                                                                     December 31,
                                                     2002                2001                2000
                                                     ----                ----                ----
                                                   $2,236.05           $1,976.73           $1,920.81
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

           F.     Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2002, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $666,954. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

                  If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2002, the amount of unreimbursed offering costs incurred by Campbell & Company is $9,624,218.

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

           Commencing January 1, 2001, the Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and $10 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. From August 1, 2000 through December 31, 2000, the monthly brokerage fee was equal to 1/12 of 7.65% (7.65% annualized) of month-end net assets, with the broker directly receiving an amount equal to 1/12 of 0.65% (0.65% annualized) of month-end net assets. Prior to August 1, 2000, the monthly brokerage fee was equal to 1/12 of 7.7% (7.7% annualized) of month-end net assets, with the amount paid directly to the broker equal to 1/12 of 0.7% (0.7% annualized) of month-end net assets. During 2002, 2001 and 2000, the amounts paid directly to the broker amounted to $5,418,630, $3,693,099 and $3,615,766, respectively.

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

Note 4.    OPERATING EXPENSES

           Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2002, 2001 and 2000.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. In December 2002, the Fund received deposits from prospective limited partners totaling $17,206,853. These deposits were returned to the prospective investors in January 2003.

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

           The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2002 and 2001 was $1,252,760,234 and $715,071,673, respectively, which equals 77% and 76% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at December 31, 2002 and 2001 was $176,597,790 and $112,287,187, respectively, and is included in cash and cash equivalents.

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

           The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                                     Futures Contracts               Forward and Swap Contracts
                                                     (exchange traded)                  (non-exchange traded)
                                                       December 31,                         December 31,
                                                  2002              2001               2002               2001
                                                  ----              ----               ----               ----
                Gross unrealized gains        $ 28,128,413      $ 7,971,570        $ 141,686,377      $ 53,378,920
                Gross unrealized losses        (11,321,147)      (7,480,967)        (112,938,218)      (10,744,965)
                                             -------------     ------------       --------------     -------------

                Net unrealized gain           $ 16,807,266     $    490,603       $   28,748,159      $ 42,633,955
                                              ============     ============       ==============      ============

           Open contracts generally mature within three months; as of December 31, 2002, the latest maturity date for open futures contracts is September 2003, and the latest maturity date for open forward and swap contracts is March 2003. However, the Fund intends to close all contracts prior to maturity.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                                             2002             2001
                                                                                             ----             ----
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire year)

           Net asset value per unit at beginning of year                                   $1,976.73         $1,920.81
                                                                                           ---------         ---------
           Income (loss) from operations:
                  Net realized and change in unrealized gain from trading (2), (3)            442.62            155.35
                  Expenses net of interest income (1), (3)                                   (171.05)           (88.00)
                                                                                           ---------         ---------
                         Total income from operations                                         271.57             67.35
                                                                                           ---------         ---------
           Offering costs (3)                                                                 (12.25)           (11.43)
                                                                                           ---------         ---------
           Net asset value per unit at end of year                                         $2,236.05         $1,976.73
                                                                                           =========         =========
           TOTAL RETURN                                                                        13.12%             2.91%
                                                                                           =========         =========
           SUPPLEMENTAL DATA

           Ratios to average net asset value:
                  Expenses prior to performance fee (1)                                        (7.11)%           (7.21)%
                  Performance fee                                                              (2.64)%           (0.98)%
                                                                                           ---------         ---------
                         Total expenses (1)                                                    (9.75)%           (8.19)%
                                                                                           =========         =========
                  Expenses net of interest income (1), (4)                                     (5.49)%           (3.58)%
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

            (3) Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the year. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

            (4)   Excludes performance fee.

EXHIBIT INDEX

Exhibit Number             Description of Document                                                        Page Number
--------------             -----------------------                                                        -----------
      99.01                Certification by Bruce L. Cleland, Chief Executive Officer,                         E 2
                           pursuant to 18 U.S.C. Section 1350, as enacted by
                           Section 906 of The Sarbanes-Oxley Act of 2002

      99.02                Certification by Theresa D. Becks, Chief Financial Officer,                         E 3
                           pursuant to 18 U.S.C. Section 1350, as enacted by
                           Section 906 of The Sarbanes-Oxley Act of 2002


                                      E 1