Form 10-Q
period 2003-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2003-05-13
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number: 0-22260

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
               (Exact name of registrant as specified in charter)

       Delaware                                          52-1823554
----------------------                      ------------------------------------
(State of Organization)                     (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
                            -------------------------
          (Address of principal executive offices, including zip code)

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

Yes [X]         No [ ]

                            Total number of Pages: 28

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Statements of Financial Condition as of March 31, 2003 (Unaudited)
                    and December 31, 2002 (Audited)                                               3

                    Condensed Schedule of Investments as of March 31, 2003 (Unaudited)            4

                    Statements of Operations for the Three Months Ended
                    March 31, 2003 and 2002 (Unaudited)                                           5

                    Statements of Cash Flows for the Three Months Ended
                    March 31, 2003 and 2002 (Unaudited)                                           6

                    Statements of Changes in Partners' Capital (Net Asset Value)
                    for the Three Months Ended March 31, 2003 and 2002 (Unaudited)                7

                    Notes to Financial Statements (Unaudited)                                     8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        14

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk                    16

         Item 4.    Controls and Procedures                                                      22

PART II - OTHER INFORMATION                                                                      23

SIGNATURES                                                                                       24

CERTIFICATIONS                                                                                   25

EXHIBIT INDEX                                                                                   E-1

EXHIBIT 99.01 Certification by Chief Executive Officer                                          E-2

EXHIBIT 99.02 Certification of Chief Financial Officer                                          E-3

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                          March 31,           December 31,
                                                            2003                  2002
                                                            ----                  ----
ASSETS
  Equity in broker trading accounts
     Cash                                             $    102,408,216     $     41,776,698
     United States government securities                   854,443,562          734,598,883
     Unrealized gain on open futures contracts               4,716,159           16,807,266
                                                      ----------------     ----------------

          Deposits with broker                             961,567,937          793,182,847

  Cash and cash equivalents                                520,850,976          314,337,785
  United States government securities                      618,102,345          518,161,351
  Unrealized gain (loss) on open swap contracts               (617,350)           5,108,650
  Unrealized gain (loss) on open forward contracts          (7,867,077)          23,639,509
                                                      ----------------     ----------------

          Total assets                                $  2,092,036,831     $  1,654,430,142
                                                      ================     ================

LIABILITIES
  Accounts payable                                    $        302,804     $        604,807
  Brokerage fee                                             11,840,864            9,036,828
  Performance fee                                           27,668,193                    0
  Offering costs payable                                       889,600              666,954
  Redemptions payable                                       14,743,558            8,965,508
  Subscription deposits                                        100,014           17,206,853
                                                      ----------------     ----------------

          Total liabilities                                 55,545,033           36,480,950
                                                      ----------------     ----------------

PARTNERS' CAPITAL (NET ASSET VALUE)
  General Partner - 8,275.992 and 7,262.904 units
     outstanding at March 31, 2003 and
     December 31, 2002                                      20,455,107           16,240,216
  Limited Partners - 815,675.420 and 716,313.085
     units outstanding at March 31, 2003 and
     December 31, 2002                                   2,016,036,691        1,601,708,976
                                                      ----------------     ----------------

          Total partners' capital
          (Net Asset Value)                              2,036,491,798        1,617,949,192
                                                      ----------------     ----------------

                                                      $  2,092,036,831     $  1,654,430,142
                                                      ================     ================

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2003
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                                                                                                 % of Net
 Face Value       Description                                                    Value          Asset Value
 ----------       -----------                                                    -----          -----------
$345,000,000      U.S. Treasury Bill, 4/10/03                              $   344,899,712         16.93%
$300,000,000      U.S. Treasury Bill, 6/19/03                                  299,265,958         14.70%
$270,000,000      U.S. Treasury Bill, 4/3/03                                   269,982,299         13.26%
$250,000,000      U.S. Treasury Bill, 5/1/03                                   249,763,751         12.26%
$113,024,000      U.S. Treasury Bill, 4/24/03                                  112,941,418          5.55%
                  Various other U.S. Treasury Bills                            195,692,769          9.61%
                                                                           ---------------       --------
                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                   (COST, INCLUDING ACCRUED INTEREST, - $1,472,545,907)    $ 1,472,545,907         72.31%
                                                                           ===============       ========

LONG FUTURES CONTRACTS
----------------------

                                                                                                 % of Net
                  Description                                                    Value          Asset Value
                  -----------                                                    -----          -----------
                  Energy                                                   $    (1,238,727)        (0.06)%
                  Metals                                                        (1,632,829)        (0.08)%
                  Stock index                                                     (728,450)        (0.04)%
                  Short-term interest rate                                       2,601,464          0.13 %
                  Long-term interest rate                                         (438,400)        (0.02)%
                                                                           ---------------       ---------

                  TOTAL LONG FUTURES CONTRACTS                             $    (1,436,942)        (0.07)%
                                                                           ---------------       ---------

SHORT FUTURES CONTRACTS
-----------------------

                                                                                                 % of Net
                  Description                                                    Value          Asset Value
                  -----------                                                    -----          -----------
                  Energy                                                   $      (773,739)        (0.04)%
                  Metals                                                           716,786          0.04 %
                  Stock index                                                    6,139,609          0.30 %
                  Short-term interest rate                                          70,445          0.00 %
                                                                           ---------------       ---------

                  TOTAL SHORT FUTURES CONTRACTS                            $     6,153,101          0.30 %
                                                                           ---------------       ---------

                  TOTAL FUTURES CONTRACTS                                  $     4,716,159          0.23 %
                                                                           ===============       =========

FORWARD CURRENCY CONTRACTS
--------------------------

                                                                                                 % of Net
                  Description                                                    Value          Asset Value
                  -----------                                                    -----          -----------
                  Various long forward currency contracts                  $    23,324,880          1.14 %
                  Various short forward currency contracts                     (31,191,957)        (1.53)%
                                                                           ---------------       ---------

                  TOTAL FORWARD CURRENCY CONTRACTS                         $    (7,867,077)        (0.39)%
                                                                           ===============       =========

SHORT SWAP CONTRACTS
--------------------

                                                                                                 % of Net
                  Description                                                    Value          Asset Value
                  -----------                                                    -----          -----------
                  Metals                                                   $      (617,350)        (0.03)%
                                                                           ===============       =========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                          2003               2002
                                                          ----               ----
INCOME
  Futures trading gains (losses)
    Realized                                         $  126,796,273     $  (26,125,649)
    Change in unrealized                                (12,091,107)        34,047,760
                                                     --------------     --------------

        Gain from futures trading                       114,705,166          7,922,111
                                                     --------------     --------------

  Forward and swap trading gains (losses)
    Realized                                            152,965,630         (6,470,374)
    Change in unrealized                                (37,232,586)       (34,206,552)
                                                     --------------     --------------

        Gain (loss) from forward and swap trading       115,733,044        (40,676,926)
                                                     --------------     --------------

  Interest income                                         5,322,191          3,916,666
                                                     --------------     --------------

        Total income (loss)                             235,760,401        (28,838,149)
                                                     --------------     --------------

EXPENSES
  Brokerage fee                                          34,655,813         17,791,391
  Performance fee                                        28,040,099                  0
  Operating expenses                                        628,681            329,230
                                                     --------------     --------------

        Total expenses                                   63,324,593         18,120,621
                                                     --------------     --------------

        NET INCOME (LOSS)                            $  172,435,808     $  (46,958,770)
                                                     ==============     ==============

NET INCOME (LOSS) PER GENERAL AND
  LIMITED PARTNER UNIT
  (based on weighted average number of
  units outstanding during the period)               $       227.95     $       (95.88)
                                                     ==============     ==============

INCREASE (DECREASE) IN NET ASSET VALUE
  PER GENERAL AND LIMITED PARTNER UNIT               $       235.57     $       (98.49)
                                                     ==============     ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                        2003               2002
                                                                        ----               ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income (loss)                                               $  172,435,808     $  (46,958,770)
    Adjustments to reconcile net income (loss) to net cash
      from (for) operating activities
         Net change in unrealized                                     49,323,693            158,792
         Increase in accounts payable and accrued expenses            30,170,226            255,711
         Net (purchases) sales of investments in United States
           government securities                                    (219,785,673)        10,001,192
                                                                  --------------     --------------

             Net cash from (for) operating activities                 32,144,054        (36,543,075)
                                                                  --------------     --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                                  284,193,599         96,357,795
  (Decrease) in subscription deposits                                (17,106,839)          (157,203)
  Redemption of units                                                (35,418,061)       (18,445,955)
  Increase in redemptions payable                                      5,778,050          4,016,673
  Offering costs charged                                              (2,668,740)        (1,469,982)
  Increase in offering costs payable                                     222,646             75,531
                                                                  --------------     --------------

             Net cash from financing activities                      235,000,655         80,376,859
                                                                  --------------     --------------

Net increase in cash and cash equivalents                            267,144,709         43,833,784

CASH AND CASH EQUIVALENTS
  Beginning of period                                                356,114,483        195,988,685
                                                                  --------------     --------------

  End of period                                                   $  623,259,192     $  239,822,469
                                                                  ==============     ==============

End of period cash and cash equivalents consists of:
  Cash in broker trading accounts                                 $  102,408,216     $   32,284,846
  Cash and cash equivalents                                          520,850,976        207,537,623
                                                                  --------------     --------------

             Total end of period cash and cash equivalents        $  623,259,192     $  239,822,469
                                                                  ==============     ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                             Partners' Capital
                                        ------------------------------------------------------------------------------------------
                                                General                      Limited                          Total
                                        -----------------------    ------------------------------   ------------------------------
                                           Units       Amount          Units          Amount           Units          Amount
                                           -----       ------          -----          ------           -----          ------
THREE MONTHS ENDED MARCH 31, 2003

Balances at
   December 31, 2002                    7,262.904   $ 16,240,216   716,313.085    $ 1,601,708,976   723,575.989   $ 1,617,949,192

Net income for the three months
   ended March 31, 2003                                1,731,688                      170,704,120                     172,435,808

Additions                               1,013.088      2,510,000   113,571.737        281,683,599   114,584.825       284,193,599

Redemptions                                 0.000              0   (14,209.402)       (35,418,061)  (14,209.402)      (35,418,061)

Offering costs                                           (26,797)                      (2,641,943)                     (2,668,740)
                                        ---------   ------------   -----------    ---------------   -----------   ---------------
Balances at
   March 31, 2003                       8,275.992   $ 20,455,107   815,675.420    $ 2,016,036,691   823,951.412   $ 2,036,491,798
                                        =========   ============   ===========    ===============   ===========   ===============

THREE MONTHS ENDED MARCH 31, 2002

Balances at
   December 31, 2001                    4,881.720   $  9,649,832   472,279.945    $   933,569,040   477,161.665   $   943,218,872

Net (loss) for the three months
   ended March 31, 2002                                 (480,385)                     (46,478,385)                    (46,958,770)

Additions                                 414.661        793,466    49,975.886         95,564,329    50,390.547        96,357,795

Redemptions                                 0.000              0    (9,672.598)       (18,445,955)   (9,672.598)      (18,445,955)

Offering costs                                           (15,038)                      (1,454,944)                     (1,469,982)
                                        ---------   ------------   -----------    ---------------   -----------   ---------------

Balances at
   March 31, 2002                       5,296.381   $  9,947,875   512,583.233    $   962,754,085   517,879.614   $   972,701,960
                                        =========   ============   ===========    ===============   ===========   ===============


                                         Net Asset Value Per General and Limited Partner Unit
                                        ------------------------------------------------------
                                         March 31,    December 31,   March 31,    December 31,
                                           2003           2002         2002           2001
                                           ----           ----         ----           ----
                                        $  2,471.62   $  2,236.05   $  1,878.24   $  1,976.73
                                        ===========   ===========   ===========   ===========

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

         F.       Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2003, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $889,600. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

                  If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $10,646,257.

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

         The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. During the three months ended March 31, 2003 and 2002, the amounts paid directly to the broker amounted to $946,504 and $1,277,473, respectively.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2003 and 2002.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of March 31 2003, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $100,014. In December 2002, the Fund received deposits from prospective limited partners totaling $17,206,853. These deposits were returned to the prospective investors in January 2003.

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

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2003 and December 31, 2002 was $1,472,545,907 and $1,252,760,234, respectively, which equals 72% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at March 31, 2003 and December 31, 2002 was $410,873,952 and $176,597,790, respectively, and is included in cash and cash equivalents.

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

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                   Futures Contracts                 Forward and Swap Contracts
                                   (exchange traded)                   (non-exchange traded)
                              March 31,         December 31,        March 31,       December 31,
                                2003                2002              2003              2002
                                ----                ----              ----              ----
Gross unrealized gains      $  13,419,990       $ 28,128,413      $  42,607,923     $141,686,377
Gross unrealized losses        (8,703,831)       (11,321,147)       (51,092,350)    (112,938,218)
                            -------------       ------------      -------------     ------------

Net unrealized gain         $   4,716,159       $ 16,807,266      $  (8,484,427)    $ 28,748,159
                            =============       ============      =============     ============

         Open contracts generally mature within three months; as of March 31, 2003, the latest maturity date for open futures contracts is December 2003, and the latest maturity date for open forward and swap contracts is June 2003. However, the Fund intends to close all contracts prior to maturity.

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2003, including the March 31, 2003 condensed schedule of investments, and the statements of operations, cash flows and changes in partners' capital (Net Asset Value) for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                             Three months ended
                                                                 March 31,
                                                            2003            2002
                                                         (Unaudited)     (Unaudited)
                                                         -----------     -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period          $ 2,236.05      $ 1,976.73
                                                         ----------      ----------
Income (loss) from operations:
     Net realized and change in unrealized gain
       (loss) from trading (2),(3)                           314.52          (69.10)
     Expenses net of interest income (1),(3)                 (75.42)         (26.39)
                                                         ----------      ----------

           Total income (loss) from operations               239.10          (95.49)
                                                         ----------      ----------

Offering costs(3)                                             (3.53)          (3.00)
                                                         ----------      ----------

Net asset value per unit at end of period                $ 2,471.62      $ 1,878.24
                                                         ==========      ==========

TOTAL RETURN(4)                                               10.54%          (4.98)%
                                                         ==========      ==========
SUPPLEMENTAL DATA

Ratios to average net asset value:
     Expenses prior to performance fee (1),(5)                (7.40)%         (7.06)%
     Performance fee(5)                                       (6.04)%          0.00%
                                                         ----------      ----------

           Total expenses (1),(5)                            (13.44)%         (7.06)%
                                                         ==========      ==========
     Expenses net of interest income (1),(5),(6)              (6.25)%         (5.42)%
                                                         ==========      ==========

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

(6)  Excludes performance fee

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Strategic Allocation Fund L.P.'s (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $1,884,522,120 have been accepted during the continuing offering period as of April 1, 2003. Redemptions over the same time period total $361,880,373. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the three months ending March 31, 2003 and 2002 were 10.54% and (4.98)%, respectively. Of the 10.54% increase, approximately 13.81% was due to trading gains (before commissions) and approximately .29% was due to interest income, offset by approximately 3.56% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 13.81% trading gains by sector is as follows:

   SECTOR                                               % GAIN (LOSS)
   -----                                                ------------
Currencies                                                  7.03%

Energy                                                      4.99

Interest Rates                                              1.74

Stock Indices                                               0.09

Metals                                                     (0.04)
                                                           -----

                                                           13.81%
                                                           =====

The long-term trends that created so much opportunity for the Fund in 2002 continued in January 2003. Profits were earned in every sector other than stock indices. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Fund's whole portfolio. While the Fund's systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

The Fund was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook. In order to mitigate the risk of potential sharp reversals in trends, the Fund maintained a lower-than-normal level of leverage during the month.

The long awaited market reversal occurred in March. Initially energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. Dollar rallied. Several days into this correction, these markets all sold off suddenly, as hopes of a quick victory in Iraq subsided. With significantly reduced leverage, the losses the Fund sustained were relatively modest, giving the Fund a positive first quarter.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2003 and December 31, 2002 and the trading gains/losses by market category for the three months ended March 31, 2003 and the year then ended December 31, 2002. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2003 and December 31, 2002, the Fund's total capitalization was approximately $2,036 million and $1,618 million, respectively.

                            MARCH 31, 2003
                            --------------

                                       % OF TOTAL          TRADING
MARKET SECTOR      VALUE AT RISK      CAPITALIZATION     GAIN/(LOSS)*
-------------      -------------      --------------     ------------
Currencies        $ 50.66 million         2.49%              7.03%
Stock Indices     $ 18.71 million          .92%              0.09%
Interest Rates    $ 15.65 million          .77%              1.74%
Energy            $  3.25 million          .16%              4.99%
Metals            $  1.50 million          .07%              (.04)%
                  ---------------         ----               ----

 Total            $ 89.77 million         4.41%             13.81%
                  ===============         ====              =====

* - Of the 10.54% return for the three months ended March 31, 2003, approximately 13.81% was due to trading gains (before commissions) and approximately .29% due to interest income, offset by approximately 3.56% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                          DECEMBER 31, 2002
                          -----------------

                                       % OF TOTAL          TRADING
MARKET SECTOR      VALUE AT RISK      CAPITALIZATION     GAIN/(LOSS)*
-------------      -------------      --------------     ------------
Currencies        $ 52.32 million          3.23%             6.20%
Energy            $ 39.05 million          2.41%            (1.96)%
Interest Rates    $ 23.75 million          1.47%            14.98%
Stock Indices     $ 13.28 million           .82%             3.42%
Metals            $  3.00 million           .19%             (.34)%
                  ---------------          ----             -----

 Total            $131.40 million          8.12%            22.30%
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

         The following were the primary trading risk exposures of the Fund as of March 31, 2003, by market sector.

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

Interest Rates

         Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Fund takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Fund were the medium- to long-term rates to remain steady.

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of March 31, 2003, the Fund's primary exposures were in the FTSE (U.K.), DAX (Germany), Euro STOXX 50, Hang Seng (Hong Kong), Nikkei (Japan), NASDAQ (USA) and S&P 500 (USA) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2003, crude oil and heating oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 2% of the Fund's portfolio during the three months ended March 31, 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of March 31, 2003.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which Campbell & Company attempts to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

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

                      PART II-OTHER INFORMATION

Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submissions of Matters to a vote of Security Holders.

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

            Exhibit Number         Description of Document

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

            (b)   Reports of Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2003.

                                        CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                        (Registrant)

                                                By: Campbell & Company, Inc.
                                                    General Partner

                                                By: /s/  Theresa D. Becks
                                                    ----------------------------
                                                    Theresa D. Becks
                                                    Chief Financial Officer/
                                                    Treasurer/Director

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

                                               By: /s/ Bruce L. Cleland

                                                   -----------------------------
                                                   Bruce L. Cleland
                                                   Chief Executive Officer
                                                   May 13, 2003

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

                                               By: /s/ Theresa D. Becks

                                                   -----------------------------
                                                   Theresa D. Becks
                                                   Chief Financial Officer
                                                   May 13, 2003

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