Form 10-Q
period 2003-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2003-08-05
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________to________________________

Commission File number: 0-22260

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                    52-1823554
    ----------------------                ----------------------------------
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

Yes [X] No [ ]

                            Total number of Pages: 24

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Statements of Financial Condition as of June 30, 2003 (Unaudited)
                        and December 31, 2002 (Audited)                                             3

                        Condensed Schedule of Investments as of June 30, 2003 (Unaudited)           4

                        Statements of Operations for the Three Months and Six Months Ended
                        June 30, 2003 and 2002 (Unaudited)                                          5

                        Statements of Cash Flows for the Six Months Ended
                        June 30, 2003 and 2002 (Unaudited)                                          6

                        Statements of Changes in Partners' Capital (Net Asset Value)
                        for the Six Months Ended June 30, 2003 and 2002 (Unaudited)                 7

                        Notes to Financial Statements (Unaudited)                                   8

             Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                      14

             Item 3.    Quantitative and Qualitative Disclosure About Market Risk                  17

             Item 4.    Controls and Procedures                                                    22

PART II - OTHER INFORMATION                                                                        23

SIGNATURES                                                                                         24

EXHIBIT INDEX                                                                                     E-1

EXHIBIT 31.01 Certification by Chief Executive Officer                                            E-2

EXHIBIT 31.02 Certification of Chief Financial Officer                                            E-4

EXHIBIT 32.01 Certification by Chief Executive Officer                                            E-6

EXHIBIT 32.02 Certification of Chief Financial Officer                                            E-7

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                              June 30,         December 31,
                                                                2003              2002
                                                                ----              ----
ASSETS
    Equity in broker trading accounts
       Cash                                               $   142,674,593    $    41,776,698
       United States government securities                    964,475,444        734,598,883
       Unrealized gain (loss) on open futures contracts       (30,523,846)        16,807,266
                                                          ---------------    ---------------

              Deposits with broker                          1,076,626,191        793,182,847

    Cash and cash equivalents                                 546,361,770        314,337,785
    United States government securities                       711,242,763        518,161,351
    Unrealized gain (loss) on open swap contracts              (7,063,800)         5,108,650
    Unrealized gain on open forward contracts                  29,835,584         23,639,509
                                                          ---------------    ---------------

              Total assets                                $ 2,357,002,508    $ 1,654,430,142
                                                          ===============    ===============

LIABILITIES
    Accounts payable                                      $       411,207    $       604,807
    Brokerage fee                                              13,827,802          9,036,828
    Performance fee                                            17,159,247                  0
    Offering costs payable                                      1,087,220            666,954
    Redemptions payable                                         9,208,203          8,965,508
    Subscription deposits                                               0         17,206,853
                                                          ---------------    ---------------

              Total liabilities                                41,693,679         36,480,950
                                                          ---------------    ---------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 9,105.833 and 7,262.904 units
       outstanding at June 30, 2003 and
       December 31, 2002                                       23,286,620         16,240,216
    Limited Partners - 896,256.494 and 716,313.085
       units outstanding at June 30, 2003 and
       December 31, 2002                                    2,292,022,209      1,601,708,976
                                                          ---------------    ---------------

              Total partners' capital
                 (Net Asset Value)                          2,315,308,829      1,617,949,192
                                                          ---------------    ---------------

                                                          $ 2,357,002,508    $ 1,654,430,142
                                                          ===============    ===============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2003
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                           % of Net
 Face Value             Description                                         Value         Asset Value
 ----------             -----------                                         -----         -----------
$445,000,000   U.S. Treasury Bills, 7/10/03                             $  444,877,206       19.22%
$400,000,000   U.S. Treasury Bills, 7/03/03                                399,976,099       17.28%
$300,000,000   U.S. Treasury Bills, 9/18/03                                299,450,292       12.93%
$150,000,000   U.S. Treasury Bills, 7/31/03                                149,868,125        6.47%
$150,000,000   U.S. Treasury Bills, 8/07/03                                149,836,583        6.47%
               Various other U.S. Treasury Bills                           231,709,902       10.01%
                                                                        --------------    --------
               TOTAL UNITED STATES GOVERNMENT SECURITIES
                  (COST, INCLUDING ACCRUED INTEREST, - $1,675,718,207)  $1,675,718,207       72.38%
                                                                        ==============    ========

LONG FUTURES CONTRACTS

                                                                                           % of Net
               Description                                                    Value       Asset Value
               -----------                                                    -----       -----------
               Energy                                                   $    2,767,998        0.12 %
               Metals                                                       (1,362,379)      (0.06)%
               Stock index                                                  (9,651,945)      (0.42)%
               Short-term interest rate                                     (7,136,363)      (0.31)%
               Long-term interest rate                                     (14,990,654)      (0.64)%
                                                                        --------------    --------
               TOTAL LONG FUTURES CONTRACTS                             $  (30,373,343)      (1.31)%
                                                                        --------------    --------

SHORT FUTURES CONTRACTS

                                                                                           % of Net
               Description                                                   Value        Asset Value
               -----------                                                   -----        -----------
               Energy                                                   $     (236,031)      (0.01)%
               Metals                                                           85,528        0.00 %
                                                                        --------------    --------
               TOTAL SHORT FUTURES CONTRACTS                            $     (150,503)      (0.01)%
                                                                        --------------    --------
               TOTAL FUTURES CONTRACTS                                  $  (30,523,846)      (1.32)%
                                                                        ==============    ========

FORWARD CURRENCY CONTRACTS

                                                                                           % of Net
               Description                                                   Value        Asset Value
               -----------                                                   -----        -----------
               Various long forward currency contracts                  $  (67,523,723)       (2.92)%
               Various short forward currency contracts                     97,359,307         4.21 %
                                                                        --------------     --------
               TOTAL FORWARD CURRENCY CONTRACTS                         $   29,835,584         1.29 %
                                                                        ==============     ========

SWAP CONTRACTS

                                                                                           % of Net
               Description                                                   Value        Asset Value
               -----------                                                   -----        -----------
               Long metal swap contracts                                $   (7,118,900)      (0.31)%
               Short metal swap contracts                                       55,100        0.00 %
                                                                        --------------     --------
               TOTAL SWAP CONTRACTS                                     $   (7,063,800)      (0.31)%
                                                                        ==============     ========

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                               Three Months                        Six Months
                                                                   Ended                              Ended
                                                                 June 30,                           June 30,
                                                          2003             2002              2003             2002
                                                          ----             ----              ----             ----
INCOME
    Futures trading gains (losses)
       Realized                                     $   47,401,467     $ (12,948,125)   $ 174,197,740     $ (39,073,774)
       Change in unrealized                            (35,240,005)          401,704      (47,331,112)       34,449,464
                                                    --------------     -------------    -------------     -------------

              Gain (loss) from futures trading          12,161,462       (12,546,421)     126,866,628        (4,624,310)
                                                    --------------     -------------    -------------     -------------

    Forward and swap trading gains (losses)
       Realized                                         82,049,608        76,904,182      235,015,238        70,433,808
       Change in unrealized                             31,256,211        22,870,256       (5,976,375)      (11,336,296)
                                                    --------------     -------------    -------------     -------------

              Gain from forward
                  and swap trading                     113,305,819        99,774,438      229,038,863        59,097,512
                                                    --------------     -------------    -------------     -------------

    Interest income                                      5,954,577         4,069,135       11,276,768         7,985,801
                                                    --------------     -------------    -------------     -------------

              Total income                             131,421,858        91,297,152      367,182,259        62,459,003
                                                    --------------     -------------    -------------     -------------

EXPENSES
    Brokerage fee                                       39,699,376        19,521,951       74,355,189        37,313,342
    Performance fee                                     17,396,255                 0       45,436,354                 0
    Operating expenses                                     570,288           362,456        1,198,969           691,686
                                                    --------------     -------------    -------------     -------------

              Total expenses                            57,665,919        19,884,407      120,990,512        38,005,028
                                                    --------------     -------------    -------------     -------------

              NET INCOME                            $   73,755,939     $  71,412,745    $ 246,191,747     $  24,453,975
                                                    ==============     =============    =============     =============

NET INCOME PER GENERAL
AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)            $        87.04     $      135.30    $      307.00     $       48.06
                                                    ==============     =============    =============     =============

INCREASE IN NET ASSET
    VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                        $        85.71     $      127.92    $      321.28     $       29.43
                                                    ==============     =============    =============     =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                        2003             2002
                                                                        ----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                      $ 246,191,747    $  24,453,975
       Adjustments to reconcile net income to net cash
          (for) operating activities
              Net change in unrealized                                 53,307,487      (23,113,168)
              Increase in accounts payable and accrued expenses        21,756,621        1,173,788
              Net (purchases) of investments in United States
                 government securities                               (422,957,973)     (76,330,685)
                                                                    -------------    -------------

                    Net cash (for) operating activities              (101,702,118)     (73,816,090)
                                                                    -------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                 531,096,507      168,624,934
    Decrease in subscription deposits                                 (17,206,853)        (257,731)
    Redemption of units                                               (73,998,247)     (42,988,750)
    Increase in redemptions payable                                       242,695        4,367,652
    Offering costs charged                                             (5,930,370)      (3,078,924)
    Increase in offering costs payable                                    420,266          121,851
                                                                    -------------    -------------

                    Net cash from financing activities                434,623,998      126,789,032
                                                                    -------------    -------------

Net increase in cash and cash equivalents                             332,921,880       52,972,942

CASH AND CASH EQUIVALENTS
    Beginning of period                                               356,114,483      195,988,685
                                                                    -------------    -------------

    End of period                                                   $ 689,036,363    $ 248,961,627
                                                                    =============    =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                 $ 142,674,593    $  66,337,332
    Cash and cash equivalents                                         546,361,770      182,624,295
                                                                    -------------    -------------

                    Total end of period cash and cash equivalents   $ 689,036,363    $ 248,961,627
                                                                    =============    =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                       Partners' Capital
                                     -------------------------------------------------------------------------------------
                                             General                    Limited                          Total
                                     -----------------------    ---------------------------    ---------------------------
                                       Units       Amount          Units         Amount           Units         Amount
                                       -----       ------          -----         ------           -----         ------
SIX MONTHS ENDED JUNE 30, 2003

Balances at
    December 31, 2002                7,262.904  $ 16,240,216    716,313.085  $1,601,708,976    723,575.989  $1,617,949,192

Net income for the six months
    ended June 30, 2003                            2,472,482                    243,719,265                    246,191,747

Additions                            1,842.929     4,633,500    209,237.301     526,463,007    211,080.230     531,096,507

Redemptions                              0.000             0    (29,293.892)    (73,998,247)   (29,293.892)    (73,998,247)

Offering costs                                       (59,578)                    (5,870,792)                    (5,930,370)
                                     ---------  ------------    -----------  --------------    -----------  --------------
Balances at
    June 30, 2003                    9,105.833  $ 23,286,620    896,256.494  $2,292,022,209    905,362.327  $2,315,308,829
                                     =========  ============    ===========  ==============    ===========  ==============

SIX MONTHS ENDED JUNE 30, 2002

Balances at
    December 31, 2001                4,881.720  $  9,649,832    472,279.945  $  933,569,040    477,161.665  $  943,218,872

Net income for the six months
    ended June 30, 2002                              244,287                     24,209,688                     24,453,975

Additions                              631.962     1,198,660     88,318.734     167,426,274     88,950.696     168,624,934

Redemptions                              0.000             0    (22,671.970)    (42,988,750)   (22,671.970)    (42,988,750)

Offering costs                                       (31,451)                    (3,047,473)                    (3,078,924)
                                     ---------  ------------    -----------  --------------    -----------  --------------

Balances at
    June 30, 2002                    5,513.682  $ 11,061,328    537,926.709  $1,079,168,779    543,440.391  $1,090,230,107
                                     =========  ============    ===========  ==============    ===========  ==============

              Net Asset Value Per General and Limited Partner Unit

                                    June 30,  December 31,      June 30,    December 31,
                                      2003        2002           2002          2001
                                      ----        ----           ----          ----
                                   $2,557.33  $   2,236.05    $  2,006.16  $  1,976.73
                                   =========  ============    ===========  ===========

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F.       Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2003, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,087,220. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

                  If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $10,584,552.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 2.  GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)

         The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. During the six months ended June 30, 2003 and 2002, the amounts paid directly to the broker and interbank market makers amounted to $2,189,674 and $3,256,706, respectively. During the three months ended June 30, 2003 and 2002, the amounts paid directly to the broker and interbank market makers amounted to $1,243,170 and $1,979,233, respectively.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and six months ended June 30, 2003 and 2002.

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

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2003 and December 31, 2002 was $1,675,718,207 and $1,252,760,234, respectively, which equals 72% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at June 30, 2003 and December 31, 2002 was $451,294,113 and $176,597,790, respectively, and is included in cash and cash equivalents.

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

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                              Futures Contracts               Forward and Swap Contracts
                                              (exchange traded)                  (non-exchange traded)
                                         June 30,         December 31,        June 30,         December 31,
                                           2003               2002              2003               2002
                                           ----               ----              ----               ----
         Gross unrealized gains      $    7,589,029      $ 28,128,413       $ 206,902,495     $ 141,686,377
         Gross unrealized losses        (38,112,875)      (11,321,147)       (184,130,711)     (112,938,218)
                                     --------------      ------------       -------------     -------------

         Net unrealized gain         $  (30,523,846)     $ 16,807,266       $  22,771,784     $  28,748,159
                                     ==============      ============       =============     =============

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         Open contracts generally mature within three months; as of June 30, 2003, the latest maturity date for open futures contracts is March 2004, and the latest maturity date for open forward and swap contracts is September 2003. However, the Fund intends to close all contracts prior to maturity.

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of June 30, 2003, including the June 30, 2003 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2003 and 2002, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                           Three months ended            Six months ended
                                                                June 30,                      June 30,
                                                           2003           2002         2003            2002
                                                       (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)
                                                       ------------   -----------   ------------    ----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period        $   2,471.62   $  1,878.24   $   2,236.05    $ 1,976.73
                                                       ------------   -----------   ------------    ----------
Income (loss) from operations:
       Net realized and change in unrealized gain
           from trading (2),(3)                              149.12        157.18         462.76         88.08
       Expenses net of interest income (1),(3)               (59.56)       (26.21)       (134.08)       (52.60)
                                                       ------------   -----------   ------------    ----------

              Total income from operations                    89.56        130.97         328.68         35.48
                                                       ------------   -----------   ------------    ----------

Offering costs (3)                                            (3.85)        (3.05)         (7.40)        (6.05)
                                                       ------------   -----------   ------------    ----------

Net asset value per unit at end of period              $   2,557.33   $  2,006.16   $   2,557.33    $ 2,006.16
                                                       ============   ===========   ============    ==========

TOTAL RETURN (4)                                               3.47%         6.81%         14.37%         1.49%
                                                       ============   ===========   ============    ==========
SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to performance fee (1),(5)              (7.21)%       (7.16)%        (7.26)%       (7.09)%
       Performance fee (5)                                    (3.21)%        0.00%         (4.50)%        0.00%
                                                       ------------   -----------   ------------    ----------

              Total expenses (1),(5)                         (10.42)%       (7.16)%       (11.76)%       (7.09)%
                                                       ============   ===========   ============    ==========

       Expenses net of interest income (1),(5),(6)            (6.11)%       (5.54)%        (6.14)%       (5.46)%
                                                       ============   ===========   ============    ==========

         Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

-------------------
(1) Excludes brokerage commissions and other trading fees paid directly to the broker.

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

(4)      Not annualized

(5)      Annualized

(6)      Excludes performance fee

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The offering of Campbell Strategic Allocation Fund L.P.'s (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $2,131,425,028 have been accepted during the continuing offering period as of June 30, 2003. Redemptions over the same time period total $400,460,559. The Fund commenced operations on April 18, 1994.

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

RESULTS OF OPERATIONS

The returns for the six months ending June 30, 2003 and 2002 were 14.37% and 1.49%, respectively. Of the 14.37% increase, approximately 20.09% was due to trading gains (before commissions) and approximately 0.56% was due to interest income, offset by approximately 6.28% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 20.09% trading gains by sector is as follows:

SECTOR                   % GAIN (LOSS)
------                   -------------
Currencies                 13.22 %

Energy                      4.30

Interest Rates              3.80

Metals                     (0.54)

Stock Indices              (0.69)
                          ------

                           20.09 %
                          ======

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

In April, the Fund's leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals and stock index sectors.

In May, the uncertainty that remained in April dominated the markets the Fund trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Fund particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency cross rates were also positive, while losses in the energy, stock index and currency sectors offset some of those gains.

With a small negative result for June, the Fund finished the first half of 2003 with a solid double-digit return. Profits for the month were earned in the currency sector while long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed modest gains for the month, while the energy, metals and currency cross-rates contributed small losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

2002


The return for the six months ending June 30, 2002 was 1.49%. Of the 1.49% increase, approximately 4.87% was due to trading gains (before commissions) and approximately .81% was due to interest income, offset by approximately 4.19% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 4.87% trading gains by sector is as follows:



SECTOR                                              % GAIN (LOSS)
------                                              -------------
Currencies                                               5.90%

Interest Rates                                           0.81

Metals                                                  (0.04)

Energy                                                  (0.38)

Stock Indices                                           (1.42)
                                                        ------

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

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Fund invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanged, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period.

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

         Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the six months ended June 30, 2003 and the year then ended December 31,

2002. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2003 and December 31, 2002, the Fund's total capitalization was approximately $2,315 million and $1,618 million, respectively.

                                  JUNE 30, 2003

                                       %OF TOTAL        TRADING
MARKET SECTOR    VALUE AT RISK      CAPITALIZATION    GAIN/(LOSS)*
-------------   ----------------   ----------------   ------------
Currencies      $ 76.28 million          3.30%           13.22 %
Stock Indices   $ 56.26 million          2.43%           (0.69)%
Interest Rates  $ 49.65 million          2.14%            3.80 %
Energy          $ 10.15 million          0.44%            4.30 %
Metals          $  3.55 million          0.15%           (0.54)%
                ---------------          ----            -----

   Total        $195.89 million          8.46%           20.09 %
                ===============          ====            =====

* - Of the 14.37% return for the six months ended June 30, 2003, approximately 20.09% was due to trading gains (before commissions) and approximately 0.56% due to interest income, offset by approximately 6.28% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                                DECEMBER 31, 2002

                                       %OF TOTAL        TRADING
MARKET SECTOR    VALUE AT RISK      CAPITALIZATION    GAIN/(LOSS)*
-------------   ----------------   ----------------   ------------
Currencies      $ 52.32 million          3.23%            6.20 %
Energy          $ 39.05 million          2.41%           (1.96)%
Interest Rates  $ 23.75 million          1.47%           14.98 %
Stock Indices   $ 13.28 million          0.82%            3.42 %
Metals          $  3.00 million          0.19%           (0.34)%
                ---------------          ----            -----

   Total        $131.40 million          8.12%           22.30 %
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

         The following were the primary trading risk exposures of the Fund as of June 30, 2003, by market sector.

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

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of June 30, 2003, the Fund's primary exposures were in the FTSE (U.K.), DAX (Germany), NASDAQ (USA), IBEX (Spain), Euro STOXX 50, Hang Seng (Hong Kong), Nikkei (Japan), and S&P 500 (USA) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2003, crude oil, heating oil and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Fund's portfolio during the six months ended June 30, 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of June 30, 2003.

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

Item 4.  Submissions of Matters to a vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

         Exhibit Number         Description of Document
         --------------         -----------------------

             31.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

             31.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

             32.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

             32.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

         (c)      Reports of Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August 2003.

                          CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                          (Registrant)

                                  By: Campbell & Company, Inc.
                                      General Partner

                                  By: /s/ Theresa D. Becks
                                      ------------------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number                Description of Document           Page Number
--------------                -----------------------           -----------
31.01               Certification by Chief Executive Officer       E 2
31.02               Certification by Chief Financial Officer       E 4
32.01               Certification by Chief Executive Officer       E 6
32.02               Certification by Chief Financial Officer       E 7

                                      -E 1-