Form 10-Q
period 2003-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2003-11-13
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------

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

Yes [X]         No [ ]

                            Total number of Pages: 28

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Statements of Financial Condition as of September 30, 2003 (Unaudited)
                   and December 31, 2002 (Audited)                                              3

                   Condensed Schedule of Investments as of September 30, 2003 (Unaudited)       4

                   Statements of Operations for the Three Months and Nine Months Ended
                   September 30, 2003 and 2002 (Unaudited)                                      5

                   Statements of Cash Flows for the Nine Months Ended
                   September 30, 2003 and 2002 (Unaudited)                                      6

                   Statements of Changes in Partners' Capital (Net Asset Value)
                   for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)            7

                   Notes to Financial Statements (Unaudited)                                    8

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                       14

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   20

          Item 4.  Controls and Procedures                                                     26

PART II - OTHER INFORMATION                                                                    27

SIGNATURES                                                                                     28

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

EXHIBIT 31.02 Certification of Chief Financial Officer                                        E-4

EXHIBIT 32.01 Certification by Chief Executive Officer                                        E-6

EXHIBIT 32.02 Certification of Chief Financial Officer                                        E-7

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2003 (Unaudited) and December 31, 2002 (Audited)

                                                           September 30,       December 31,
                                                               2003                2002
                                                          ---------------    ---------------
ASSETS
    Equity in broker trading accounts
       Cash                                               $   107,424,008    $    41,776,698
       United States government securities                  1,049,558,146        734,598,883
       Unrealized gain (loss) on open futures contracts       (65,468,995)        16,807,266
                                                          ---------------    ---------------

              Deposits with broker                          1,091,513,159        793,182,847

    Cash and cash equivalents                                 386,608,923        314,337,785
    United States government securities                       849,238,972        518,161,351
    Unrealized gain (loss) on open swap contracts              (1,764,900)         5,108,650
    Unrealized gain on open forward contracts                 118,723,587         23,639,509
                                                          ---------------    ---------------

              Total assets                                $ 2,444,319,741    $ 1,654,430,142
                                                          ===============    ===============

LIABILITIES
    Accounts payable                                      $       566,287    $       604,807
    Brokerage fee                                              14,048,818          9,036,828
    Offering costs payable                                      1,254,958            666,954
    Redemptions payable                                         9,610,418          8,965,508
    Subscription deposits                                               0         17,206,853
                                                          ---------------    ---------------

              Total liabilities                                25,480,481         36,480,950
                                                          ---------------    ---------------

PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 9,995.446 and 7,262.904 units
       outstanding at September 30, 2003 and
       December 31, 2002                                       24,434,168         16,240,216
    Limited Partners - 979,494.264 and 716,313.085
       units outstanding at September 30, 2003 and
       December 31, 2002                                    2,394,405,092      1,601,708,976
                                                          ---------------    ---------------

              Total partners' capital

                 (Net Asset Value)                          2,418,839,260      1,617,949,192
                                                          ---------------    ---------------

                                                          $ 2,444,319,741    $ 1,654,430,142
                                                          ===============    ===============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2003
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                          % of Net
Face Value     Description                                                  Value        Asset Value
------------   -----------                                             ---------------   -----------
$675,000,000   U.S. Treasury Bills, 10/09/03                           $   674,873,972      27.90%
 400,000,000   U.S. Treasury Bills, 10/02/03                               399,990,611      16.54%
 300,000,000   U.S. Treasury Bills, 12/18/03                               299,421,500      12.38%
 150,000,000   U.S. Treasury Bills, 10/30/03                               149,891,250       6.20%
 150,000,000   U.S. Treasury Bills, 11/06/03                               149,866,500       6.19%
 125,000,000   U.S. Treasury Bills, 11/28/03                               124,807,673       5.16%
               Various other U.S. Treasury Bills                            99,945,612       4.13%
                                                                       ---------------      -----
               TOTAL UNITED STATES GOVERNMENT SECURITIES
                (COST, INCLUDING ACCRUED INTEREST, - $1,898,797,118)   $ 1,898,797,118      78.50%
                                                                       ===============      =====

LONG FUTURES CONTRACTS

                                                                                      % of Net
           Description                                                  Value        Asset Value
           -----------                                             ---------------   -----------
           Metals                                                  $       323,765       0.01%
           Stock index                                                 (41,946,532)     (1.73)%
           Short-term interest rate                                      6,141,895       0.25%
           Long-term interest rate                                       1,959,043       0.08%
                                                                   ---------------      -----
           TOTAL LONG FUTURES CONTRACTS                            $   (33,521,829)     (1.39)%
                                                                   ---------------      -----

SHORT FUTURES CONTRACTS

                                                                                      % of Net
           Description                                                  Value        Asset Value
           -----------                                             ---------------   -----------
           Metals                                                  $        (7,969)      0.00%
           Energy                                                      (26,940,776)     (1.12)%
           Short-term interest rate                                     (1,051,151)     (0.04)%
           Long-term interest rate                                      (3,947,270)     (0.16)%
                                                                   ---------------      -----
           TOTAL SHORT FUTURES CONTRACTS                           $   (31,947,166)     (1.32)%
                                                                   ---------------      -----
           TOTAL FUTURES CONTRACTS                                 $   (65,468,995)     (2.71)%
                                                                   ===============      =====

LONG FORWARD CURRENCY CONTRACTS

                                                                                      % of Net
           Description                                                  Value        Asset Value
           -----------                                             ---------------   -----------
           VARIOUS LONG FORWARD CURRENCY CONTRACTS                 $   263,765,252      10.90%
                                                                   ---------------      -----

SHORT FORWARD CURRENCY CONTRACTS

                                                                                          % of Net
    Amount     Description                                                  Value        Asset Value
-------------  -----------                                             --------------    -----------
3,093,800,000  Swiss Franc, 12/17/03                                   $  (132,516,137)     (5.48)%
               Other short forward currency contracts                      (12,525,528)     (0.51)%
                                                                       ---------------      -----
               TOTAL SHORT FORWARD CURRENCY CONTRACTS                  $  (145,041,665)     (5.99)%
                                                                       ---------------      -----
               TOTAL FORWARD CURRENCY CONTRACTS                        $   118,723,587       4.91%
                                                                       ===============      =====

SWAP CONTRACTS

                                                                                      % of Net
           Description                                                  Value        Asset Value
           -----------                                               ------------    ------------
           Long metal contracts                                    $     2,436,900       0.10 %
           Short metal contracts                                        (4,201,800)     (0.17)%
                                                                   ---------------      -----
           TOTAL SWAP CONTRACTS                                    $    (1,764,900)     (0.07)%
                                                                   ===============      =====

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
      For the Thee Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                           Three Months                        Nine Months
                                                               Ended                              Ended
                                                           September 30,                      September 30,
                                                      2003              2002              2003              2002
                                                 --------------    --------------    --------------    --------------
INCOME
    Futures trading gains (losses)
       Realized                                  $  (59,771,612)   $  223,808,867    $  114,426,128    $  184,735,093
       Change in unrealized                         (34,945,149)       29,907,930       (82,276,261)       64,357,394
                                                 --------------    --------------    --------------    --------------

              Gain (loss) from futures trading      (94,716,761)      253,716,797        32,149,867       249,092,487
                                                 --------------    --------------    --------------    --------------

    Forward and swap trading gains (losses)
       Realized                                     (61,040,197)        4,558,619       173,975,041        74,992,427
       Change in unrealized                          94,186,903       (36,109,074)       88,210,528       (47,445,370)
                                                 --------------    --------------    --------------    --------------

              Gain (loss) from forward
                 and swap trading                    33,146,706       (31,550,455)      262,185,569        27,547,057
                                                 --------------    --------------    --------------    --------------

    Interest income                                   5,245,538         5,321,909        16,522,306        13,307,710
                                                 --------------    --------------    --------------    --------------

              Total income (loss)                   (56,324,517)      227,488,251       310,857,742       289,947,254
                                                 --------------    --------------    --------------    --------------

EXPENSES
    Brokerage fee                                    41,974,327        23,515,816       116,329,516        60,829,158
    Performance fee                                           0        30,713,833        45,436,354        30,713,833
    Operating expenses                                  587,069           397,755         1,786,038         1,089,441
                                                 --------------    --------------    --------------    --------------

              Total expenses                         42,561,396        54,627,404       163,551,908        92,632,432
                                                 --------------    --------------    --------------    --------------

              NET INCOME (LOSS)                  $  (98,885,913)   $  172,860,847    $  147,305,834    $  197,314,822
                                                 ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)         $      (105.80)   $       310.14    $       174.09    $       375.85
                                                 ==============    ==============    ==============    ==============

INCREASE (DECREASE) IN
NET ASSET VALUE PER GENERAL
AND LIMITED PARTNER UNIT                         $      (112.80)   $       308.94    $       208.48    $       338.37
                                                 ==============    ==============    ==============    ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                 2003            2002
                                                            -------------    -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                              $ 147,305,834    $ 197,314,822
    Adjustments to reconcile net income to
       net cash (for) operating activities
          Net change in unrealized                             (5,934,267)     (16,912,024)
          Increase in accounts payable and
              accrued expenses                                  4,973,470       33,261,599
          Net (purchases) of investments in United States
              government securities                          (646,036,884)    (256,533,109)
                                                            -------------    -------------

                 Net cash (for) operating activities         (499,691,847)     (42,868,712)
                                                            -------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                         767,570,216      325,729,941
    Increase (decrease) in subscription deposits              (17,206,853)         626,822
    Redemption of units                                      (104,290,738)     (73,453,040)
    Increase in redemptions payable                               644,910        4,170,403
    Offering costs charged                                     (9,695,244)      (4,772,748)
    Increase in offering costs payable                            588,004          150,145
                                                            -------------    -------------

                 Net cash from financing activities           637,610,295      252,451,523
                                                            -------------    -------------

Net increase in cash and cash equivalents                     137,918,448      209,582,811

CASH AND CASH EQUIVALENTS
    Beginning of period                                       356,114,483      195,988,685
                                                            -------------    -------------

    End of period                                           $ 494,032,931    $ 405,571,496
                                                            =============    =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                         $ 107,424,008    $ 150,209,606
    Cash and cash equivalents                                 386,608,923      255,361,890
                                                            -------------    -------------

       Total end of period cash and cash equivalents        $ 494,032,931    $ 405,571,496
                                                            =============    =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                          Partners' Capital
                                      -----------------------------------------------------------------------------------------
                                               General                       Limited                           Total
                                      -------------------------   ------------------------------   ----------------------------
                                        Units         Amount          Units           Amount          Units          Amount
                                      ----------   ------------   -------------   --------------   -----------   --------------
NINE MONTHS ENDED SEPTEMBER 30, 2003

Balances at
    December 31, 2002                  7,262.904   $ 16,240,216     716,313.085   $1,601,708,976   723,575.989   $1,617,949,192
Net income for the nine months
    ended September 30, 2003                          1,477,899                      145,827,935                    147,305,834
Additions                              2,732.542      6,813,502     304,805.148      760,756,714   307,537.690      767,570,216
Redemptions                                0.000              0     (41,623.969)    (104,290,738)  (41,623.969)    (104,290,738)
Offering costs                                          (97,449)                      (9,597,795)                    (9,695,244)
                                       ---------   ------------   -------------   --------------   -----------   --------------
Balances at
    September 30, 2003                 9,995.446   $ 24,434,168     979,494.264   $2,394,405,092   989,489.710   $2,418,839,260
                                       =========   ============   =============   ==============   ===========   ==============

NINE MONTHS ENDED SEPTEMBER 30, 2002

Balances at
    December 31, 2001                  4,881.720   $  9,649,832     472,279.945   $  933,569,040   477,161.665   $  943,218,872
Net income for the nine months
    ended September 30, 2002                          1,981,711                      195,333,111                    197,314,822
Additions                              1,160.309      2,395,760     157,545.149      323,334,181   158,705.458      325,729,941
Redemptions                              (59.001)      (127,571)    (36,250.448)     (73,325,469)  (36,309.449)     (73,453,040)
Offering costs                                          (48,424)                      (4,724,324)                    (4,772,748)
                                       ---------   ------------   -------------   --------------   -----------   --------------
Balances at
    September 30, 2002                 5,983.028   $ 13,851,308     593,574.646   $1,374,186,539   599,557.674   $1,388,037,847
                                       =========   ============   =============   ==============   ===========   ==============

       Net Asset Value Per General and Limited Partner Unit
-------------------------------------------------------------------
September 30,     December 31,      September 30,    December 31,
    2003              2002              2002             2001
-------------     ------------      -------------    -------------
  $2,444.53         $2,236.05         $2,315.10        $1,976.73
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

        C.  Method of Reporting

            The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions and other trading fees paid directly to the broker are included in "brokerage fee" and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

        F.  Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2003, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,254,958. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

            If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $9,990,686.

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

        The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs, the total of which is reported as brokerage fee in the statement of operations. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets. During the nine months ended September 30, 2003 and 2002, the amounts paid directly to the broker and interbank market makers amounted to $3,770,882 and $4,469,024, respectively. During the three months ended September 30, 2003 and 2002, the amounts paid directly to the broker and interbank market makers amounted to $1,581,208 and $1,212,325, respectively.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2003 and 2002.

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

        The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2003 and December 31, 2002 was $1,898,797,118 and $1,252,760,234, respectively, which equals 79% and
        77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at September 30, 2003 and December 31, 2002 was $303,026,517 and $176,597,790, respectively, which equals 13% and 11% of
        Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

        The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                 Futures Contracts         Forward and Swap Contracts
                                 (exchange traded)            (non-exchange traded)
                            September 30,  December 31,   September 30,   December 31,
                                2003           2002          2003             2002
                            ------------   ------------   -------------   -------------
Gross unrealized gains      $  8,694,145   $ 28,128,413   $ 272,956,378   $ 141,686,377
Gross unrealized losses      (74,163,140)   (11,321,147)   (155,997,691)   (112,938,218)
                            ------------   ------------   -------------   -------------
Net unrealized gain (loss)  $(65,468,995)  $ 16,807,266   $ 116,958,687   $  28,748,159
                            ============   ============   =============   =============

        Open contracts generally mature within three months; as of September 30, 2003, the latest maturity date for open futures contracts is June 2004, and the latest maturity date for open forward and swap contracts is December 2003. However, the Fund intends to close all contracts prior to maturity.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 2003, including the September 30, 2003 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                         Three months ended        Nine months ended
                                                           September 30,              September 30,
                                                         2003          2002         2003         2002
                                                      (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                      -----------  -----------  -----------  -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period        $2,557.33    $2,006.16    $2,236.05    $1,976.73
                                                       ---------    ---------    ---------    ---------
Income (loss) from operations:
       Net realized and change in unrealized gain
           (loss) from trading (2), (3)                   (70.54)      398.27       389.24       490.05
       Expenses net of interest income (1), (3)           (38.23)      (86.29)     (169.30)     (142.59)
                                                       ---------    ---------    ---------    ---------

              Total income (loss) from operations        (108.77)      311.98       219.94       347.46
                                                       ---------    ---------    ---------    ---------
Offering costs (3)                                         (4.03)       (3.04)      (11.46)       (9.09)
                                                       ---------    ---------    ---------    ---------
Net asset value per unit at end of period              $2,444.53    $2,315.10    $2,444.53    $2,315.10
                                                       =========    =========    =========    =========
TOTAL RETURN (4)                                           (4.41)%      15.40%        9.32%       17.12%
                                                       =========    =========    =========    =========

SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to performance fee (1), (5)          (7.03)%      (7.41)%      (7.18)%      (7.17)%
       Performance fee (5)                                  0.00%      (10.03)%      (2.85)%      (3.83)%
                                                       ---------    ---------    ---------    ---------
              Total expenses (1), (5)                      (7.03)%     (17.44)%     (10.03)%     (11.00)%
                                                       =========    =========    =========    =========
       Expenses net of interest income (1), (5), (6)       (6.13)%      (5.68)%      (6.14)%      (5.51)%
                                                       =========    =========    =========    =========

        Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

        ---------------------
        (1) Excludes brokerage commissions and other trading fees paid directly to the broker.

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

        (4) Not annualized

        (5) Annualized

        (6) Excludes performance fee

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The offering of Campbell Strategic Allocation Fund L.P.'s (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $2,367,898,737 have been accepted during the continuing offering period as of September 30, 2003. Redemptions over the same time period total $430,753,050. The Fund commenced operations on April 18, 1994.

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

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

The entire offering proceeds, without deductions, will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund's assets will be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund's assets will normally be invested in cash equivalents such as U.S. Treasury bills and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

RESULTS OF OPERATIONS

The returns for the nine months ending September 30, 2003 and 2002 were 9.32% and 17.12%, respectively. Of the 9.32% increase, approximately 16.69% was due to trading gains (before commissions) and approximately 0.78% was due to interest income, offset by approximately 8.15% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 16.69% trading gains by sector is as follows:

SECTOR                      % GAIN (LOSS)
------                      ------------
Currencies                     13.52%

Energy                          1.95

Stock Indices                   1.73

Interest Rates                  0.08

Metals                         (0.59)
                               -----
                               16.69%
                               =====

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

The Fund's performance for July was negative due to significant price reversals in the Fund's largest positions. The U.S. Dollar's strong rally caused losses in the Fund's currency and cross rate sectors. In addition, the sudden sharp sell-off in long-term bonds resulted in losses in the Fund's long positions. These losses were partially offset by gains in the Fund's long equity index positions as investor confidence grew in the economic recovery and the potential for improved growth.

The stock indices sector was the best performing sector for the month of August as the U.S. equity markets posted their sixth straight month of gains. Much of this was attributed to improving consumer confidence, federal tax cuts and increased defense spending. The energy sector contributed positive returns as crude oil remained above the thirty-dollar level on continuing supply concerns. Also, the Fund's short positions in the Japanese Government Bond provided a significant portion of the month's gains.

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Fund's portfolio into negative territory late in the month. The Fund finished the 3rd quarter with a negative return, but was positive year-to-date.

2002

The return for the nine months ending September 30, 2002 was 17.12%. Of the 17.12% increase, approximately 24.99% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 9.12% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 24.99% trading gains by sector is as follows:

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

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Fund invests in futures, swap and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

         Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the nine months ended September 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2003 and December 31, 2002, the Fund's total capitalization was approximately $2,419 million and $1,618 million, respectively.

                               SEPTEMBER 30, 2003

                                         % OF TOTAL         TRADING
MARKET SECTOR        VALUE AT RISK     CAPITALIZATION     GAIN/(LOSS)*
-------------       ---------------    --------------     ------------
Currencies          $ 99.26 million         4.10%           13.52%
Stock Indices       $ 63.30 million         2.62%            1.73%
Energy              $ 43.62 million         1.80%            1.95%
Interest Rates      $ 30.10 million         1.24%            0.08%
Metals              $  0.58 million         0.03%           (0.59)%
                    ---------------         ----           ------
   Total            $236.86 million         9.79%           16.69%
                    ===============         ====           ======

* - Of the 9.32% return for the nine months ended September 30, 2003, approximately 16.69% was due to trading gains (before commissions) and approximately 0.78% due to interest income, offset by approximately 8.15% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                                DECEMBER 31, 2002

                                         % OF TOTAL         TRADING
MARKET SECTOR        VALUE AT RISK     CAPITALIZATION     GAIN/(LOSS)*
--------------      ---------------    --------------     ------------
Currencies          $ 52.32 million        3.23%             6.20%
Energy              $ 39.05 million        2.41%            (1.96)%
Interest Rates      $ 23.75 million        1.47%            14.98%
Stock Indices       $ 13.28 million        0.82%             3.42%
Metals              $  3.00 million        0.19%            (0.34)%
                    ---------------        ----             -----
   Total            $131.40 million        8.12%            22.30%
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

         The following were the primary trading risk exposures of the Fund as of September 30, 2003, by market sector.

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

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of September 30, 2003, the Fund's primary exposures were in the S&P 500 (USA), DAX (Germany), NASDAQ (USA), FTSE (U.K.), IBEX (Spain), Euro STOXX 50 and Nikkei (Japan) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of September 30, 2003, crude oil, heating oil and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Fund's portfolio during the nine months ended September 30, 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of September 30, 2003.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                  Exhibit Number    Description of Document

                  31.01 Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

                  31.02 Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

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

                  (c)      Reports of Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2003.

                                        CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                        (Registrant)

                                          By: Campbell & Company, Inc.
                                              General Partner

                                          By: /s/  Theresa D. Becks
                                              ----------------------------------
                                              Theresa D. Becks
                                              Chief Financial Officer/Treasurer/
                                              Director

                                  EXHIBIT INDEX

Exhibit Number                     Description of Document                      Page Number
--------------                     -----------------------                      -----------
    31.01                  Certification by Chief Executive Officer                 E 2
    31.02                  Certification by Chief Financial Officer                 E 3
    32.01                  Certification by Chief Executive Officer                 E 4
    32.02                  Certification by Chief Financial Officer                 E 5

                                      -E 1-