Form 10-K
period 2003-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2004-03-24
CIK 910467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

  [X]       OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2003
                       Commission File Number 0-22260 and
                                     2-84126

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      52-1823554
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     210 W. PENNSYLVANIA AVENUE
         TOWSON, MARYLAND                                  21204
-------------------------------             -----------------------------------
       Registrant's telephone number, including area code: (410) 296-3301

        Securities registered pursuant to Section 12 (b) of the Act: NONE

            Securities registered pursuant Section 12 (g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                     -----------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes [ ] No [X]

The Registrant has no voting stock. As of December 31, 2003 there were 1,074,763.533 Units of General and Limited Partnership Interest issued and outstanding.

Total number of pages 36. Consecutive page numbers on which exhibits commence:
5.

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
                                                    PART I

ITEM 1.           BUSINESS................................................................................          1-2

ITEM 2.           PROPERTIES..............................................................................            2

ITEM 3.           LEGAL PROCEEDINGS.......................................................................            2

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................            3

                                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................            3

ITEM 6.           SELECTED FINANCIAL DATA.................................................................          3-4

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...         4-11

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................        11-16

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................           16

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....           16

ITEM 9A.          CONTROLS AND PROCEDURES.................................................................           17

                                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................        17-18

ITEM 11.          EXECUTIVE COMPENSATION..................................................................           19

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.....................................................................           19

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................           19

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................           19

                                                    PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................        20-21

SIGNATURES
CERTIFICATIONS

DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated September 26, 2003 included within the Registration Statement on Form S-1 (File No. 333-107696), incorporated by reference into Parts I, II, III and IV.

                                     PART I

ITEM 1.           BUSINESS

         Campbell Strategic Allocation Fund, L.P. (the "Registrant" or the "Fund") is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and swap markets. Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. ("Campbell & Company"). The Registrant's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

         The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $3,410,000,000 through December 2003. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund's continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

         A total of $2,638,621,409 has been raised in the initial and continuing offering periods through December 31, 2003.

         In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner.

         The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant's stated term of December 31, 2023; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding;
(c) the withdrawal of Campbell & Company, unless one or more new general partners have been elected or appointed pursuant to the Amended Agreement of Limited Partnership (d) Campbell & Company determines that the purpose of the Fund cannot be fulfilled; or (e) any event which shall make unlawful the continuing existence of the Registrant.

REGULATION

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors," such as Campbell & Company, and commodity brokers or "futures commission merchants," such as the Registrant's commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant's commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the

Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company's registration be suspended, termination of the Registrant might result.

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

OPERATIONS

         A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under "Summary," "The Risks You Face, " "Campbell & Company, Inc.," "Conflicts of Interest" and "Charges to the Fund," and such description is incorporated herein by reference from the Prospectus.

         The Registrant conducts its business in one industry segment, the speculative trading of futures, forwards and swap contracts. The Registrant is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

         The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund's assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of March 2004, the Fund's assets are allocated to the different market sectors in approximately the following manner: 47% to currencies, 34% to interest rates, 13% to stock indices, 5% to energy products and 1% to metals. The contracts traded by the Registrant will fluctuate from time to time.

         The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.

ITEM 2.           PROPERTIES

         The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and U.S. Treasury Bills.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2003, there were 49,215 Partners in the Registrant and 1,074,763.533 Units of General and Limited Partnership Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

ITEM 6.           SELECTED FINANCIAL DATA

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS

                                                      For the Year Ended December 31,
                                                      -------------------------------
                                          2003        2002          2001         2000         1999
                                      ----------   ----------   -----------  ----------   -----------
Total Assets                          $2,877,967   $1,654,430   $  954,185   $  645,193   $  496,841
Total Partners' Capital                2,828,101    1,617,949      943,219      630,625      484,020
Total Trading Gain (Loss)
       (includes brokerage commissions)  543,537      250,527       64,466       73,921       35,924

Net Income (Loss)                        342,701      155,979       29,936       61,827       23,306
Net Income (Loss) Per General
      and Limited Partner Unit *          385.55       282.19        76.29       208.13        95.52
Increase (Decrease) in Net Asset
      Value per General and Limited
      Partner Unit                        395.32       259.32        55.92       185.62        73,88

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2003 and 2002.

                                       1st Qtr.                 2nd Qtr.                  3rd Qtr.                    4th Qtr.
                                         2003                     2003                      2003                         2003
                                      ---------                ---------                  --------                    --------
Total Trading Gain (Loss)
     (includes brokerage commissions) $ 229,492                $ 124,224                 $ (63,151)                  $ 252,972
Net Income (Loss)                       172,436                   73,756                   (98,886)                    195,395
Net Income (Loss)
   per General and
   Limited Partner
   Unit *                                227.95                    87.04                   (105.80)                     192.14
Increase (Decrease)
   in Net Asset Value
   per General and
   Limited Partner Unit                  235.57                    85.71                   (112.80)                     186.84
Net Asset Value per
   General and Limited
   Partner Unit at the
   End of the Period                   2,471.62                 2,557.33                  2,444.53                    2,631.37

* - Based on weighted average number of units outstanding during the period.

                                       1st Qtr.                  2nd Qtr.                  3rd Qtr.                  4th Qtr.
                                         2002                      2002                      2002                      2002
                                       -------                   -------                    --------                 --------
Total Trading Gain (Loss)
   (includes brokerage commissions) $  (34,032)                $  85,248                 $  220,954                $  (21,643)
Net Income (Loss)                      (46,959)                   71,413                    172,861                   (41,336)
Net Income (Loss)
   per General and
   Limited Partner
   Unit *                               (95.88)                   135.30                     310.14                    (64.99)
Increase (Decrease)
   in Net Asset Value
   per General and
   Limited Partner Unit                 (98.49)                   127.92                     308.94                    (79.05)
Net Asset Value per
   General and Limited
   Partner Unit at the
   End of the Period                  1,878.24                  2,006.16                   2,315.10                  2,236.05

* - Based on weighted average number of units outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The offering of its Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 1 of the Financial Statements.

         The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

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

         The entire offering proceeds, without deductions, will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

         Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

         The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

RESULTS OF OPERATIONS

The returns for the years ended December 31, 2003, 2002, and 2001 were 17.68%, 13.12% and 2.91%, respectively.

2003

For the 2003 increase of 17.68%, approximately 27.46% was due to trading gains (before commissions) and approximately 0.98% was due to interest income, offset by approximately 10.76% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 27.46% trading gain by sector is as follows:

SECTOR                          % GAIN (LOSS)
-------                         -------------
Currencies                          26.22%

Stock Indices                        5.70

Metals                              (0.34)

Energy                              (0.80)

Interest Rates                      (3.32)
                                    -----

                                    27.46%
                                    =====

The long-term trends that created opportunity for the Fund in 2002 continued in January 2003, in which profits were earned in every sector. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Fund's whole portfolio. While the Fund's systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

The Fund was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook. In order to mitigate the risk of potential sharp reversals in trends, the Fund maintained a lower-than-normal level of leverage during the month.

The long awaited market reversal occurred in March. Initially, energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. Dollar rallied. Several days into this correction, these markets all sold off suddenly, as hopes of a quick victory in Iraq subsided. With significantly reduced leverage, the losses the Fund sustained were relatively modest, giving the Fund a positive first quarter.

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

In May, the uncertainty that remained in April dominated the markets the Fund trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Fund particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency contracts were also strongly positive, while losses in the energy and stock index sectors offset some of those gains.

Even with a negative result for June, the Fund finished the first half of 2003 with a double-digit return. Long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed very modest gains for the month, while all other sectors contributed losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

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

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Fund's portfolio into negative territory late in the month. The Fund finished the 3rd quarter with a negative return, but was positive through September.

The Fund began the fourth quarter on a positive note with a majority of the gain coming from the currencies and stock indices sectors. The continued but orderly decline of the U.S. Dollar against the other major currencies provided good trending opportunities during October, but an unexpectedly sharp decline in the Yen at the end of the month took away some of the profits earned earlier. The performance of the currency cross rates, interest rates and energy sectors all resulted in losses for the month. The energy markets were particularly volatile, with natural gas prices whipsawing on shifting weather predictions, while crude oil declined sharply from the high end of its recent trading range.

November was a positive month for the Fund. The currencies and stock indices sectors provided good profits, which were partially offset by losses in the cross currency, energy and interest rate sectors. As global equity prices continued to strengthen, the U.S. dollar weakened, reaching 10 and 5 year lows against the Canadian dollar and Sterling, respectively, while the Euro made an all time high late in the month. Paradoxically strong U.S. economic indicators encouraged a positive outlook, with a strong retail sales and a 20-year high in manufacturing. Global economic data was also encouraging, particularly that coming out of Asia.

The trends of the falling U.S. dollar and the rise in global equity indices prevalent in the second half of 2003 continued in December and left the Fund with a gain for the month. These trends were also responsible for most of the gains for the year.

2002

For the 2002 increase of 13.12%, approximately 22.30% was due to trading gains (before commissions) and approximately 1.62% was due to interest income, offset by approximately 10.80% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 22.30% trading gain by sector is as follows:

SECTOR                    % GAIN (LOSS)
------                    -------------
Interest Rates               14.98%

Currencies                    6.20

Stock Indices                 3.42

Metals                       (0.34)

Energy                       (1.96)
                             -----

                             22.30%
                             =====

During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. Internationally, the Japanese economy continued to deteriorate, while the full extent of any Argentinean contagion was yet to be acknowledged in Brazil or other parts of South America. On the positive side, U.S. consumer spending continued to be robust. The Fund posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains.

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

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which made up a substantial part of the Fund's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Fund was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

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

The Fund's positive performance continued in July, posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

In August, the Fund recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continued to be elusive, while economies in Europe and Japan appeared to be stagnant. The quickened pace of US plans to invade Iraq aroused much international criticism and concern, which impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Fund as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset, by losses in the currency sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Fund's ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Fund over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currency sector. US equities surprised the market by turning their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply making this the Fund's worst performing sector in October.

In October and November, US equity prices rose at a faster pace than any time since 1997. Over this same period, the Fund was defensively positioned against a reversal of the major trends that were profitable for the year, leaving year-to-date gains in the double digits. Performance for November was marginally negative, with gains in currencies offset by losses in interest rates, stock indices and energy.

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

2001

For the 2001 increase of 2.91%, approximately 8.55% was due to trading gains (before commissions) and approximately 3.63% was due to interest income, offset by approximately 9.27% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 8.55% trading gain by sector is as follows:

SECTOR                    % GAIN (LOSS)
------                    -------------
Currencies                    8.14%

Interest Rates                5.70

Stock Indices                 1.46

Metals                       (0.57)

Energy                       (6.18)
                             -----

                              8.55%
                             ======

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

         Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

Standard of Materiality

         Materiality as used in this section, " Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Fund's market sensitive instruments.

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

         Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2003, 2002 and 2001 and the trading gains/losses by market category for the years then ended. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2003, 2002 and 2001, the Fund's total capitalization was approximately $2,828 million, $1,618 million and $943 million, respectively.

                                 DECEMBER 31, 2003
                                 -----------------
                                              % OF TOTAL            TRADING
MARKET SECTOR          VALUE AT RISK        CAPITALIZATION       GAIN/(LOSS)*
-------------        ----------------       -------------        ------------
Currencies           $ 123.33 million            4.36%              26.22 %
Interest Rates       $  91.50 million            3.23%              (3.32)%
Stock Indices        $  83.05 million            2.94%               5.70 %
Energy               $  27.94 million            0.99%              (0.80)%
Metals               $   0.73 million            0.03%              (0.34)%
                     ----------------           -----              ------

   Total             $ 326.55 million           11.55%              27.46 %
                     ================           =====              ======

* - Of the 17.68% return for the year ended December 31, 2003, approximately 27.46% was due to trading gains (before commissions) and approximately 0.98% was due to interest income, offset by approximately 10.76% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                             DECEMBER 31, 2002
                             -----------------
                                             % OF TOTAL             TRADING
MARKET SECTOR          VALUE AT RISK       CAPITALIZATION         GAIN/(LOSS)*
-------------        ----------------      --------------         ------------
Currencies           $  52.32 million           3.23%                 6.20 %
Energy               $  39.05 million           2.41%                (1.96)%
Interest Rates       $  23.75 million           1.47%                14.98 %
Stock Indices        $  13.28 million           0.82%                 3.42 %
Metals               $   3.00 million           0.19%                (0.34)%
                     ----------------           -----                -----

   Total             $ 131.40 million           8.12%                22.30 %
                     ================           =====                =====

* - Of the 13.12% return for the year ended December 31, 2002, approximately 22.30% was due to trading gains (before commissions) and approximately 1.62% was due to interest income, offset by approximately 10.80% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                             DECEMBER 31, 2001
                             -----------------
                                             % OF TOTAL              TRADING
MARKET SECTOR         VALUE AT RISK        CAPITALIZATION          GAIN/(LOSS)*
-------------        --------------        --------------          ------------
Currencies           $44.57 million            4.72%                   8.14 %
Stock Indices        $13.76 million            1.46%                   1.46 %
Interest Rates       $12.33 million            1.31%                   5.70 %
Energy               $10.03 million            1.06%                  (6.18)%
Metals               $ 0.71 million            0.08%                  (0.57)%
                     --------------            ----                   -----

   Total             $81.40 million            8.63%                   8.55 %
                     ==============            ====                   =====

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

         The following were the primary trading risk exposures of the Fund as of December 31, 2003, by market sector.

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

Stock Indices

         The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are limited to futures on broadly based indices. As of December 31, 2003, the Fund's primary exposures were in the DAX (Germany), Euro STOXX 50, FTSE (U.K.), S&P 500 (USA), NASDAQ (USA) and IBEX (Spain) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2003, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Fund portfolio's during 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of December 31, 2003.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on Page 23 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.          CONTROLS AND PROCEDURES

         Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

THERESA D. BECKS, born in 1963, joined Campbell & Company in June 1991 and has served as the CHIEF FINANCIAL OFFICER and TREASURER since 1992, and Secretary and a DIRECTOR since 1994. In addition to her role as CFO, Ms. Becks also oversees administration, compliance and trade operations. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

D. KEITH CAMPBELL, born in 1942, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until 1994, and was Chief Executive Officer until 1997. Mr. Campbell is the majority voting stockholder of Campbell & Company. From 1971 to 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell is an Associated Person of Campbell & Company.

WILLIAM C. CLARKE, III, born in 1951, joined Campbell & Company in June 1977 and has served as an EXECUTIVE VICE PRESIDENT since 1991 and a DIRECTOR since 1984. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research, which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and has served as PRESIDENT and a DIRECTOR since 1994, and CHIEF EXECUTIVE Officer since 1997. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

KEVIN M. HEERDT, born in 1958, joined Campbell & Company in March 2003 as Executive Vice President-Research and was appointed EXECUTIVE VICE PRESIDENT-RESEARCH AND INFORMATION TECHNOLOGY in November 2003. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies, as well as providing managerial oversight of the information technology team. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.

JAMES M. LITTLE, born in 1946, joined Campbell & Company in April 1990 and has served as EXECUTIVE VICE PRESIDENT-BUSINESS DEVELOPMENT and a DIRECTOR since 1992. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.

CRAIG A. WEYNAND, born in 1969, joined Campbell & Company in October 2003 as VICE PRESIDENT and has served as GENERAL COUNSEL since November 2003. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of trade operations. From May 1990 to September 2003, Mr. Weynand was employed by Morgan Stanley, serving as Senior Trader for Morgan Stanley Futures and Currency Management Inc., a commodity trading advisor, until 1998 and as Vice President - Director of Product Origination & Analysis for the Morgan Stanley Managed Futures Department until his departure. Mr. Weynand holds a B.S. in International Business and Marketing and an M.B.A. in Economics from New York University, and a J.D. from the Fordham University School of Law. Mr. Weynand is a member of the New York State Bar and serves on the Government Relations Committee of the Managed Funds Association. Mr. Weynand is an Associated Person of Campbell & Company.

C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992, was appointed a Senior Vice President-Trading in 1997, and has served as EXECUTIVE VICE PRESIDENT-TRADING since 2003. His duties include managing daily trade execution for the assets under Campbell & Company's management. From 1991 to 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

Richard M. Bell, Senior Vice President-Trading, retired as of January 1, 2004.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Fund, has determined that Theresa D. Becks qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

CODE OF ETHICS

Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, controller, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company's corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2003, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 2003, Campbell & Company owned 10,815.994 Units of General Partnership Interest having a value of $28,460,882. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)      Audit Fees

                  The aggregate fees billed for professional services rendered by Arthur F. Bell, Jr. & Associates, L.L.C. ("AFB") for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2003 and 2002 were $38,268 and $42,834, respectively.

         (b)      Audit Related Fees

                  The aggregate fees billed by AFB for the monthly recalculation of the Fund's net asset value for the years ended December 31, 2003 and 2002 were $9,600 and $9,600, respectively.

         (c)      Tax Fees

                  The aggregate fees billed by AFB for professional services rendered for the preparation and filing of the Fund's Schedule K-1s and all necessary federal and state tax returns for the years ended December 31, 2003 and 2002 were $525,892 and $322,898, respectively. During the years ended December 31, 2003 and 2002, a total of 59,411 and 32,857 individual investor K-ls, respectively, were distributed to the Partners.

         (d)      All Other Fees

                  The aggregate fees and expenses billed by AFB for professional services, and related cost reimbursements for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Fund's monthly account statements to Partners utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2003 and 2002 were $954,911 and $677,926, respectively. During the years ended December 31, 2003 and 2002, a total of 618,868 and 418,790 monthly account statements, respectively, were distributed to the Partners.

         (e) The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a)      The Following documents are filed as part of this report:

                  (1)      See Financial Statements beginning on page 23 hereof.

                  (2)      Schedules:

                           Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                  (3)      Exhibits

Exhibit Number                        Description of Document
-------------                         -----------------------
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

3.03                  Amended Agreement of Limited Partnership of the
                      Registrant. (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement of Form
                      S-1 (No. 333-107696) filed on August 6, 2003).

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

10.03                 Subscription Agreement and Power of Attorney.
                      (Incorporated by reference to the respective exhibit to the Registrant's Registration Statement of Form S-1 (No.
                      333-107696) filed on August 6, 2003).

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

31.01                 Certification of Bruce L. Cleland, Chief Executive
                      Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02                 Certification of Theresa D. Becks, Chief Financial
                      Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit Number                      Description of Document
--------------                      -----------------------
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

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.

                            CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

                            By:     CAMPBELL & COMPANY, INC.
                            General Partner

                            By:     /s/ Theresa D. Becks
                                    -----------------------------
                            Theresa D. Becks
                            Chief Financial Officer, Secretary,
                            Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 24, 2004.

       Signature                             Capacity
       ---------                             --------
/s/ D. Keith Campbell
----------------------------
 D.Keith Campbell                    Chairman of the Board

/s/ William C. Clarke, III
----------------------------
William C. Clarke, III               Executive Vice President and Director

/s/ Bruce L. Cleland
----------------------------
Bruce L. Cleland                     President, Chief Executive Officer and Director

/s/ Theresa D. Becks
----------------------------
Theresa D. Becks                     Chief Financial Officer, Secretary,
                                     Treasurer and Director

/s/ James M. Little
----------------------------
James M. Little                      Executive Vice President and Director

/s/ C. Douglas York
----------------------------
C. Douglas York                      Executive Vice President

                          CAMPBELL STRATEGIC ALLOCATION
                                   FUND, L.P.

                                  ANNUAL REPORT

                                December 31, 2003

                     CAMPBELL STRATEGIC ALLOCATION FUND, L.P

                                      INDEX

                                                                                 PAGES
                                                                                 -----
INDEPENDENT AUDITOR'S REPORT                                                        25

FINANCIAL STATEMENTS
Statements of Financial Condition
December 31, 2003 and 2002                                                          26

Condensed Schedule of Investments
December 31, 2003                                                                   27

Statements of Operations For the Years
Ended December 31, 2003, 2002 and 2001                                              28

Statements of Cash Flows For the Years
Ended December 31, 2003, 2002 and 2001                                              29

Statements of Changes in Partners' Capital (Net Asset Value)
For the Years Ended December 31, 2003, 2002 and 2001                                30

Notes to Financial Statements                                                    31-36

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. as of December 31, 2003 and 2002, including the December 31, 2003 condensed schedule of investments, and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2003 and 2002, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
---------------------------------------------

Hunt Valley, Maryland
January 27, 2004

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                                             2003                          2002
                                                                             ----                          ----
ASSETS
     Equity in broker trading accounts
         Cash                                                          $    189,245,425                $   41,776,698
         United States government securities                              1,024,483,288                   734,598,883
         Unrealized gain on open futures contracts                           43,858,230                    16,807,266
                                                                       ----------------                --------------

                  Deposits with broker                                    1,257,586,943                   793,182,847

     Cash and cash equivalents                                              627,405,479                   314,337,785
     United States government securities                                    899,206,764                   518,161,351
     Unrealized gain on open swap contracts                                           0                     5,108,650
     Unrealized gain on open forward contracts                               93,767,551                    23,639,509
                                                                       ----------------                --------------

                  Total assets                                         $  2,877,966,737                $1,654,430,142
                                                                       ================                ==============

LIABILITIES
     Accounts payable                                                  $        773,818                $      604,807
     Brokerage fee                                                           16,243,599                     8,840,252
     Commissions and other trading fees
         on open contracts                                                      373,638                       196,576
     Performance fee                                                         16,492,232                             0
     Offering costs payable                                                   1,387,938                       666,954
     Redemptions payable                                                     14,594,887                     8,965,508
     Subscription deposits                                                            0                    17,206,853
                                                                       ----------------                --------------

                  Total liabilities                                          49,866,112                    36,480,950
                                                                       ----------------                --------------

PARTNERS' CAPITAL (NET ASSET VALUE)
     General Partner  - 10,815.994 and 7,262.904 units
         outstanding at December 31, 2003 and 2002                           28,460,882                    16,240,216
     Limited Partners - 1,063,947.539 and 716,313.085 units
         outstanding at December 31, 2003 and 2002                        2,799,639,743                 1,601,708,976
                                                                       ----------------                --------------

                  Total partners' capital
                      (Net Asset Value)                                   2,828,100,625                 1,617,949,192
                                                                       ----------------                --------------

                                                                       $  2,877,966,737                $1,654,430,142
                                                                       ================                ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003

UNITED STATES GOVERNMENT SECURITIES
                                                                                                                    % OF NET
     FACE VALUE     MATURITY DATE        DESCRIPTION                                               VALUE           ASSET VALUE
     ----------     -------------        -----------                                               -----           -----------
   $ 1,050,000,000       1/08/04     U.S. Treasury Bills                                      $1,049,820,260          37.12 %
   $   350,000,000       3/18/04     U.S. Treasury Bills                                         349,378,653          12.35 %
   $   200,000,000       1/29/04     U.S. Treasury Bills                                         199,860,000           7.07 %
   $   175,000,000       2/05/04     U.S. Treasury Bills                                         174,843,472           6.18 %
   $   150,000,000       2/26/04     U.S. Treasury Bills                                         149,787,667           5.30 %
                                                                                              --------------         ------
                                      TOTAL UNITED STATES GOVERNMENT SECURITIES
                                      (COST, INCLUDING ACCRUED INTEREST, - $1,923,690,052)    $1,923,690,052          68.02 %
                                                                                              ==============         ======

LONG FUTURES CONTRACTS

                                                                                                                     % OF NET
                                     DESCRIPTION                                                    VALUE           ASSET VALUE
                                     -----------                                                    -----           -----------
                                     Energy                                                   $   12,526,378           0.44 %
                                     Metals                                                        4,106,216           0.15 %
                                     Stock index                                                  34,144,656           1.21 %
                                     Short-term interest rates                                     5,097,901           0.18 %
                                     Long-term interest rates                                     (8,943,827)         (0.32)%
                                                                                              --------------         ------
                                     TOTAL LONG FUTURES CONTRACTS                             $   46,931,324           1.66 %
                                                                                              ==============         ======
SHORT FUTURES CONTRACTS

                                                                                                                     % OF NET
                                     DESCRIPTION                                                  VALUE             ASSET VALUE
                                     -----------                                                  -----             -----------
                                     Metals                                                   $     (354,021)         (0.01)%
                                     Short-term interest rates                                       183,300           0.00 %
                                     Long-term interest rates                                     (2,902,373)         (0.10)%
                                                                                              --------------         ------
                                     TOTAL SHORT FUTURES CONTRACTS                            $   (3,073,094)         (0.11)%
                                                                                              --------------         ------
                                     TOTAL FUTURES CONTRACTS                                  $   43,858,230           1.55 %
                                                                                              ==============         ======

FORWARD CURRENCY CONTRACTS

                                                                                                                     % OF NET
                                     DESCRIPTION                                                   VALUE            ASSET VALUE
                                     -----------                                                   -----            -----------
                                     Various long forward currency contracts                  $  187,420,185           6.63 %
                                     Various short forward currency contracts                    (93,652,634)         (3.31)%
                                                                                              --------------         ------
                                     Total forward currency contracts                         $   93,767,551           3.32 %
                                                                                              ==============         ======

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                     2003                  2002                        2001
                                                                     ----                  ----                        ----
TRADING GAINS
     Futures trading gains (losses)
         Realized                                                 $ (53,295,006)       $  166,999,777            $    82,486,335
         Change in unrealized                                        27,050,964            16,316,663                (23,806,749)
         Brokerage commissions                                       (4,574,976)           (4,799,612)                (3,182,112)
                                                                  -------------        --------------            ---------------

                  Gain (loss) from futures trading                  (30,819,018)          178,516,828                 55,497,474
                                                                  -------------        --------------            ---------------

     Forward and swap trading gains (losses)
         Realized                                                   510,354,521            86,515,089                (29,060,556)
         Change in unrealized                                        65,019,392           (13,885,796)                38,540,154
         Brokerage commissions                                       (1,017,503)             (619,018)                  (510,987)
                                                                  -------------        --------------            ---------------

                  Gain from forward and swap trading                574,356,410            72,010,275                  8,968,611
                                                                  -------------        --------------            ---------------

                  Total trading gains                               543,537,392           250,527,103                 64,466,085
                                                                  -------------        --------------            ---------------

EXPENSES NET OF INTEREST INCOME
     Income
         Interest income                                             21,955,515            18,774,658                 27,529,282
                                                                  -------------        --------------            ---------------

     Expenses
         Brokerage fee                                              158,423,875            81,002,406                 53,559,454
         Performance fee                                             61,928,585            30,713,834                  7,396,537
         Operating expenses                                           2,439,006             1,606,269                  1,103,317
                                                                  -------------        --------------            ---------------

                  Total expenses                                    222,791,466           113,322,509                 62,059,308
                                                                  -------------        --------------            ---------------

                  Expenses net of interest income                  (200,835,951)          (94,547,851)               (34,530,026)
                                                                  -------------        --------------            ---------------

                  NET INCOME                                      $ 342,701,441        $  155,979,252            $    29,936,059
                                                                  =============        ==============            ===============

NET INCOME PER GENERAL AND
     LIMITED PARTNER UNIT
         (based on weighted average number
         of units outstanding during the year)                    $      385.55        $       282.19            $         76.29
                                                                  =============        ==============            ===============

INCREASE IN NET ASSET VALUE
     PER GENERAL AND LIMITED
     PARTNER UNIT                                                 $      395.32        $       259.32            $         55.92
                                                                  =============        ==============            ===============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                       2003               2002               2001
                                                                       ----               ----               ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                                     $  342,701,441     $ 155,979,252      $  29,936,059
        Adjustments to reconcile net income to
            net cash (for) operating activities
                 Net change in unrealized                            (92,070,356)       (2,430,867)       (14,733,405)
                 Increase (decrease) in accounts payable
                     and accrued expenses                             24,241,652         3,737,680         (2,605,444)
                 Net (purchases) of investments in
                     United States government securities            (670,929,818)     (537,688,561)      (232,452,837)
                                                                  --------------     -------------      -------------

                          Net cash (for) operating activities       (396,057,081)     (380,402,496)      (219,855,627)
                                                                  --------------     -------------      -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                               1,028,600,448       624,223,999        350,629,619
   Increase (decrease) in subscription deposits                      (17,206,853)       16,949,122            130,685
   Redemption of units                                              (147,291,398)      (98,699,321)       (63,486,011)
   Increase (decrease) in redemptions payable                          5,629,379         4,575,613         (1,241,815)
   Offering costs charged                                            (13,859,058)       (6,773,610)        (4,485,807)
   Increase in offering costs payable                                    720,984           252,491            114,963
                                                                  --------------     -------------      -------------

                          Net cash from financing activities         856,593,502       540,528,294        281,661,634
                                                                  --------------     -------------      -------------

Net increase in cash and cash equivalents                            460,536,421       160,125,798         61,806,007

CASH AND CASH EQUIVALENTS
   Beginning of year                                                 356,114,483       195,988,685        134,182,678
                                                                  --------------     -------------      -------------

   End of year                                                    $  816,650,904     $ 356,114,483      $ 195,988,685
                                                                  ==============     =============      =============

End of year cash and cash equivalents consists of:
   Cash in broker trading accounts                                $  189,245,425     $  41,776,698      $  43,668,215
   Cash and cash equivalents                                         627,405,479       314,337,785        152,320,470
                                                                  --------------     -------------      -------------

                          Total end of year cash and
                              cash equivalents                    $  816,650,904     $ 356,114,483      $ 195,988,685
                                                                  ==============     =============      =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                    Partners' Capital
                               ----------------------------------------------------------------------------------------------------
                                       General                          Limited                                 Total
                               -------------------------     --------------------------------      --------------------------------
                                 Units         Amount             Units            Amount              Units            Amount
                                 -----         ------             -----            ------              -----            ------
Balances at
December 31, 2000               3,306.761   $  6,351,669       325,004.757    $   624,273,343        328,311.518    $   630,625,012

Net income for the year
     ended December 31, 2001                     303,730                           29,632,329                            29,936,059

Additions                       1,574.959      3,039,801       179,648.673        347,589,818        181,223.632        350,629,619

Redemptions                         0.000              0       (32,373.485)       (63,486,011)       (32,373.485)       (63,486,011)

Offering costs                                   (45,368)                          (4,440,439)                           (4,485,807)
                               ----------   ------------     -------------    ---------------      -------------    ---------------

Balances at
     December 31, 2001          4,881.720      9,649,832       472,279.945        933,569,040        477,161.665        943,218,872

Net income for the year
     ended December 31, 2002                   1,570,353                          154,408,899                           155,979,252

Additions                       2,440.185      5,216,038       291,759.495        619,007,961        294,199.680        624,223,999

Redemptions                       (59.001)      (127,571)      (47,726.355)       (98,571,750)       (47,785.356)       (98,699,321)

Offering costs                                   (68,436)                          (6,705,174)                           (6,773,610)
                               ----------   ------------     -------------    ---------------      -------------    ---------------

Balances at
     December 31, 2002          7,262.904     16,240,216       716,313.085      1,601,708,976        723,575.989     1 ,617,949,192

Net income for the year
     ended December 31, 2003                   3,446,561                          339,254,880                           342,701,441

Additions                       3,553.090      8,913,502       406,079.954      1,019,686,946        409,633.044     1 ,028,600,448

Redemptions                         0.000              0       (58,445.500)      (147,291,398)       (58,445.500)      (147,291,398)

Offering costs                                  (139,397)                         (13,719,661)                          (13,859,058)
                               ----------   ------------     -------------    ---------------      -------------    ---------------

Balances at
     December 31, 2003         10,815.994   $ 28,460,882     1,063,947.539    $ 2,799,639,743      1,074,763.533    $ 2,828,100,625
                               ==========   ============     =============    ===============      =============    ===============

     Net Asset Value Per General and Limited Partner Unit

                         December 31,
  2003                       2002                       2001
  ----                       ----                       ----
$2,631.37                  $2,236.05                  $1,976.73
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

         C.       Method of Reporting

                  The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Fund's management. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

         F.       Offering Costs

                  Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2003, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,387,938. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

                  If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2003, the amount of unreimbursed offering costs incurred by Campbell & Company is $8,988,529.

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

         H.       Reclassification

                  Certain amounts in the 2002 and 2001 financial statements were reclassified to conform with the 2003 presentation.

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

         The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn ($10 prior to January 1, 2003) to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

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

Note 4.  OPERATING EXPENSES

         Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2003, 2002 and 2001.

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

         The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2003 and 2002 was $1,923,690,052 and $1,252,760,234, respectively, which equals 68% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at December 31, 2003 and 2002 was $535,480,647 and $176,597,790,
         respectively, which equals 19% and 11% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

         The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                                      Futures Contracts                             Forward and Swap Contracts
                                                      (exchange traded)                                (non-exchange traded)
                                                        December 31,                                       December 31,
                                                2003                    2002                        2003                   2002
                                                ----                    ----                        ----                   ----
Gross unrealized gains                       $ 59,494,849            $ 28,128,413               $ 200,933,202        $ 141,686,377
Gross unrealized losses                       (15,636,619)            (11,321,147)                (107,165,651)       (112,938,218)
                                             ------------            ------------               --------------       -------------
Net unrealized gain                          $ 43,858,230            $ 16,807,266               $   93,767,551       $  28,748,159
                                             ============            ============               ==============       =============

         Open contracts generally mature within three months; as of December 31, 2003, the latest maturity date for open futures contracts is September 2004, and the latest maturity date for open forward contracts is March 2004. However, the Fund intends to close all contracts prior to maturity.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2003, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                              2003                  2002                 2001
                                                                              ----                  ----                 ----
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year                               $2,236.05            $1,976.73            $1,920.81
                                                                            ---------            ---------            ---------
Income (loss) from operations:
      Total trading gains (1)                                                  636.86               442.62               155.35
      Expenses net of interest income (1)                                     (225.95)             (171.05)              (88.00)
                                                                            ---------            ---------            ---------
               Total income from operations                                    410.91               271.57                67.35
                                                                            ---------            ---------            ---------
Offering costs (1)                                                             (15.59)              (12.25)              (11.43)
                                                                            ---------            ---------            ---------
Net asset value per unit at end of year                                     $2,631.37            $2,236.05            $1,976.73
                                                                            =========            =========            =========
TOTAL RETURN                                                                    17.68%               13.12%                2.91%
                                                                            =========            =========            =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
      Expenses prior to performance fee                                         (7.15)%              (7.11)%              (7.21)%
      Performance fee                                                           (2.75)%              (2.64)%              (0.98)%
                                                                            ---------            ---------            ---------
               Total expenses                                                   (9.90)%              (9.75)%              (8.19)%
                                                                            =========            =========            =========
      Expenses net of interest income (2)                                       (6.17)%              (5.49)%              (3.58)%
                                                                            =========            =========            =========

Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

-------------------------
(1) Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)  Excludes performance fee.

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

                                      E 1