Form 10-Q
period 2004-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2004-05-14
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________to______________

                         Commission File number: 0-22260

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    ----------------------------------------
               (Exact name of registrant as specified in charter)

             Delaware                                52-1823554
      -----------------------            ----------------------------------
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

Yes [ ] No [X]

                            Total number of Pages: 27

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Statements of Financial Condition as of March 31, 2004 (Unaudited)
                and December 31, 2003 (Audited)                                                           3

                Condensed Schedule of Investments as of March 31, 2004 (Unaudited)
                and December 31, 2003 (Audited)                                                         4-5

                Statements of Operations for the Three Months Ended
                March 31, 2004 and 2003 (Unaudited)                                                       6

                Statements of Cash Flows for the Three Months Ended
                March 31, 2004 and 2003 (Unaudited)                                                       7

                Statements of Changes in Partners' Capital (Net Asset Value)
                for the Three Months Ended March 31, 2004 and 2003 (Unaudited)                            8

                Notes to Financial Statements (Unaudited)                                              9-14

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                 15-19

        Item 3. Quantitative and Qualitative Disclosure About Market Risk                             19-25

        Item 4. Controls and Procedures                                                                  25

PART II - OTHER INFORMATION                                                                              26

        Item 6. Exhibits and Reports on Form 8-K                                                         26

SIGNATURES

CERTIFICATIONS

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                                          March 31,             December 31,
                                                                            2004                    2003
                                                                      ------------------     ------------------
ASSETS
    Equity in broker trading accounts
       Cash                                                           $       94,176,640     $      189,245,425
       United States government securities                                 1,648,678,356          1,024,483,288
       Unrealized gain on open futures contracts                              91,331,633             43,858,230
                                                                      ------------------     ------------------
              Deposits with broker                                         1,834,186,629          1,257,586,943

    Cash and cash equivalents                                                868,408,962            627,405,479
    United States government securities                                    1,148,945,042            899,206,764
    Unrealized gain (loss) on open forward contracts                         (13,052,330)            93,767,551
                                                                      ------------------     ------------------
              Total assets                                            $    3,838,488,303     $    2,877,966,737
                                                                      ==================     ==================
LIABILITIES
    Accounts payable                                                  $          386,386     $          773,818
    Brokerage fee                                                             20,969,679             16,243,599
    Commissions and other trading fees
       on open contracts                                                         522,439                373,638
    Performance fee                                                          102,340,807             16,492,232
    Offering costs payable                                                     1,527,426              1,387,938
    Redemptions payable                                                       24,266,043             14,594,887
    Subscription deposits                                                        226,374                      0
                                                                      ------------------     ------------------
              Total liabilities                                              150,239,154             49,866,112
                                                                      ------------------     ------------------
PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner -  12,427.933 and 10,815.994 units
       outstanding at March 31, 2004 and
       December 31, 2003                                                      37,161,881             28,460,882
    Limited Partners - 1,221,020.160 and 1,063,947.539
       units outstanding at March 31, 2004 and
       December 31, 2003                                                   3,651,087,268          2,799,639,743
                                                                      ------------------     ------------------
              Total partners' capital
                 (Net Asset Value)                                         3,688,249,149          2,828,100,625
                                                                      ------------------     ------------------
                                                                      $    3,838,488,303     $    2,877,966,737
                                                                      ==================     ==================

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                      % OF NET
   FACE VALUE      MATURITY DATE       DESCRIPTION                                                     VALUE         ASSET VALUE
   ----------      -------------       -----------                                                     -----         -----------
$ 1,325,000,000     04/08/2004         U.S. Treasury Bills                                        $1,324,784,556      35.92 %
$   800,000,000     06/17/2004         U.S. Treasury Bills                                           798,481,389      21.65 %
$   300,000,000     04/29/2004         U.S. Treasury Bills                                           299,793,111       8.13 %
$   200,000,000     05/27/2004         U.S. Treasury Bills                                           199,715,765       5.41 %
$   175,000,000     05/06/2004         U.S. Treasury Bills                                           174,848,577       4.74 %
                                                                                                  --------------      -----
                                       TOTAL UNITED STATES GOVERNMENT SECURITIES
                                       (COST, INCLUDING ACCRUED INTEREST, - $2,797,623,398)       $2,797,623,398      75.85 %
                                                                                                  ==============      =====

LONG FUTURES CONTRACTS

                                                                                                                      % OF NET
                                       DESCRIPTION                                                   VALUE           ASSET VALUE
                                       -----------                                              ----------------     -----------
                                       Energy                                                   $     (1,149,816)     (0.03)%
                                       Metals                                                            151,488       0.00 %
                                       Stock index                                                     7,193,802       0.20 %
                                       Short-term interest rates                                      14,908,709       0.40 %
                                       Long-term interest rates                                       73,202,054       1.99 %
                                                                                                ----------------     ------
                                       TOTAL LONG FUTURES CONTRACTS                             $     94,306,237       2.56 %
                                                                                                ----------------     ------

SHORT FUTURES CONTRACTS

                                                                                                                     % OF NET
                                       DESCRIPTION                                                    VALUE         ASSET VALUE
                                       -----------                                               ---------------    -----------
                                       Metals                                                    $      (151,140)     (0.00)%
                                       Stock index                                                    (2,972,320)     (0.08)%
                                       Short-term interest rates                                         148,856       0.00 %
                                                                                                 ---------------      ------
                                       TOTAL SHORT FUTURES CONTRACTS                             $    (2,974,604)     (0.08)%
                                                                                                 ---------------      ------
                                       TOTAL FUTURES CONTRACTS                                   $    91,331,633       2.48 %
                                                                                                 ===============      ======

FORWARD CURRENCY CONTRACTS

                                                                                                                     % OF NET
                                       DESCRIPTION                                                    VALUE         ASSET VALUE
                                       -----------                                               ---------------    -----------
                                       Various long forward currency contracts                   $    58,333,545       1.58 %
                                       Various short forward currency contracts                      (71,385,875)     (1.93)%
                                                                                                 ---------------      ------
                                       TOTAL FORWARD CURRENCY CONTRACTS                          $   (13,052,330)     (0.35)%
                                                                                                 ===============      ======

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                          % OF NET
  FACE VALUE      MATURITY DATE       DESCRIPTION                                                           VALUE        ASSET VALUE
  ----------      -------------       -----------                                                           -----        -----------
$ 1,050,000,000      1/08/04      U.S. Treasury Bills                                                $  1,049,820,260       37.12 %
$   350,000,000      3/18/04      U.S. Treasury Bills                                                     349,378,653       12.35 %
$   200,000,000      1/29/04      U.S. Treasury Bills                                                     199,860,000        7.07 %
$   175,000,000      2/05/04      U.S. Treasury Bills                                                     174,843,472        6.18 %
$   150,000,000      2/26/04      U.S. Treasury Bills                                                     149,787,667        5.30 %
                                                                                                     ----------------       -----
                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                   (COST, INCLUDING ACCRUED INTEREST, - $1,923,690,052)              $  1,923,690,052       68.02 %
                                                                                                     ================       =====

LONG FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                        ----------------    -----------
                                  Energy                                                             $     12,526,378        0.44 %
                                  Metals                                                                    4,106,216        0.15 %
                                  Stock index                                                              34,144,656        1.21 %
                                  Short-term interest rates                                                 5,097,901        0.18 %
                                  Long-term interest rates                                                 (8,943,827)      (0.32)%
                                                                                                     ----------------       -----
                                  TOTAL LONG FUTURES CONTRACTS                                       $     46,931,324        1.66 %
                                                                                                     ----------------       -----

SHORT FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                        ----------------    -----------
                                  Metals                                                             $       (354,021)      (0.01)%
                                  Short-term interest rates                                                   183,300        0.00 %
                                  Long-term interest rates                                                 (2,902,373)      (0.10)%
                                                                                                     ----------------        -----
                                  TOTAL SHORT FUTURES CONTRACTS                                      $     (3,073,094)      (0.11)%
                                                                                                     ----------------        -----
                                  TOTAL FUTURES CONTRACTS                                            $     43,858,230        1.55 %
                                                                                                     ================        =====

FORWARD CURRENCY CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                        ----------------    -----------
                                  Various long forward currency contracts                            $    187,420,185        6.63 %
                                  Various short forward currency contracts                                (93,652,634)      (3.31)%
                                                                                                     ----------------       -----
                                  Total forward currency contracts                                   $     93,767,551        3.32 %
                                                                                                     ================       =====

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                           2004               2003
                                                                      --------------     --------------
TRADING GAINS
    Futures trading gains (losses)
       Realized                                                       $  324,643,906     $  126,796,273
       Change in unrealized                                               47,473,403        (12,091,107)
       Brokerage commissions                                              (1,986,910)          (727,011)
                                                                      --------------     --------------
              Gain from futures trading                                  370,130,399        113,978,155
                                                                      --------------     --------------
    Forward and swap trading gains (losses)
       Realized                                                          293,833,723        152,965,630
       Change in unrealized                                             (106,819,881)       (37,232,586)
       Brokerage commissions                                                (208,369)          (219,493)
                                                                      --------------     --------------
              Gain from forward and swap trading                         186,805,473        115,513,551
                                                                      --------------     --------------
              Total trading gains                                        556,935,872        229,491,706
                                                                      --------------     --------------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                                                     6,948,362          5,322,191
                                                                      --------------     --------------
    Expenses
       Brokerage fee                                                      57,810,040         33,709,309
       Performance fee                                                   102,769,447         28,040,099
       Operating expenses                                                    652,403            628,681
                                                                      --------------     --------------
              Total expenses                                             161,231,890         62,378,089
                                                                      --------------     --------------
              Expenses net of interest income                           (154,283,528)       (57,055,898)
                                                                      --------------     --------------
              NET INCOME                                              $  402,652,344     $  172,435,808
                                                                      ==============     ==============
NET INCOME PER GENERAL AND
    LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)                              $       360.96     $       227.95
                                                                      ==============     ==============
INCREASE IN NET ASSET VALUE
    PER GENERAL AND LIMITED PARTNER UNIT                              $       358.82     $       235.57
                                                                      ==============     ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                           2004               2003
                                                                      --------------     --------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                        $  402,652,344     $  172,435,808
    Adjustments to reconcile net income to net
       cash from (for) operating activities
          Net change in unrealized                                        59,346,478         49,323,693
          Increase in accounts payable and accrued expenses               90,336,024         30,170,226
          Net (purchases) sales of investments in United States
              government securities                                     (873,933,346)      (219,785,673)
                                                                      --------------     --------------

                 Net cash from (for) operating activities               (321,598,500)        32,144,054
                                                                      --------------     --------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                    513,870,635        284,193,599
    Increase (decrease) in subscription deposits                             226,374        (17,106,839)
    Redemption of units                                                  (51,792,177)       (35,418,061)
    Increase in redemptions payable                                        9,671,156          5,778,050
    Offering costs charged                                                (4,582,278)        (2,668,740)
    Increase in offering costs payable                                       139,488            222,646
                                                                      --------------     --------------

                 Net cash from financing activities                      467,533,198        235,000,655
                                                                      --------------     --------------

Net increase in cash and cash equivalents                                145,934,698        267,144,709

CASH AND CASH EQUIVALENTS
    Beginning of period                                                  816,650,904        356,114,483
                                                                      --------------     --------------

    End of period                                                     $  962,585,602     $  623,259,192
                                                                      ==============     ==============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                   $   94,176,640     $  102,408,216
    Cash and cash equivalents                                            868,408,962        520,850,976
                                                                      --------------     --------------

                 Total end of period cash and cash equivalents        $  962,585,602     $  623,259,192
                                                                      ==============     ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                        Partners' Capital
                                    -----------------------------------------------------------------------------------------
                                            General                      Limited                           Total
                                    -----------------------   ------------------------------   ------------------------------
                                      Units       Amount          Units           Amount           Units           Amount
                                    ----------  -----------   -------------   --------------   -------------   --------------
THREE MONTHS ENDED MARCH 31, 2004

Balances at
    December 31, 2003               10,815.994  $28,460,882   1,063,947.539   $2,799,639,743   1,074,763.533   $2,828,100,625
Net income for the three months
    ended March 31, 2004                          4,053,127                      398,599,217                      402,652,344
Additions                            1,611.939    4,694,000     174,986.985      509,176,635     176,598.924      513,870,635
Redemptions                              0.000            0     (17,914.364)     (51,792,177)    (17,914.364)     (51,792,177)
Offering costs                                      (46,128)                      (4,536,150)                      (4,582,278)
                                    ----------  -----------   -------------   --------------   -------------   --------------

Balances at
    March 31, 2004                  12,427.933  $37,161,881   1,221,020.160   $3,651,087,268   1,233,448.093   $3,688,249,149
                                    ==========  ===========   =============   ==============   =============   ==============

THREE MONTHS ENDED MARCH 31, 2003

Balances at
    December 31, 2002                7,262.904  $16,240,216     716,313.085   $1,601,708,976     723,575.989   $1,617,949,192
Net income for the three months
    ended March 31, 2003                          1,731,688                      170,704,120                      172,435,808
Additions                            1,013.088    2,510,000     113,571.737      281,683,599     114,584.825      284,193,599
Redemptions                              0.000            0     (14,209.402)     (35,418,061)    (14,209.402)     (35,418,061)
Offering costs                                      (26,797)                      (2,641,943)                      (2,668,740)
                                    ----------  -----------   -------------   --------------   -------------   --------------

Balances at
    March 31, 2003                   8,275.992  $20,455,107     815,675.420   $2,016,036,691     823,951.412   $2,036,491,798
                                    ==========  ===========   =============   ==============   =============   ==============

                                          Net Asset Value Per General and Limited Partner Unit
                                    ---------------------------------------------------------------
                                    March 31,       December 31,        March 31,      December 31,
                                      2004              2003              2003             2002
                                    ---------       ------------        ---------      ------------
                                    $2,990.19       $   2,631.37        $2,471.62      $   2,236.05
                                    =========       ============        =========      ============

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

        F.  Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2004, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,527,426. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

            If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $8,575,679.

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

        H.  Reclassification

            Certain amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2004 and 2003.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of March 31 2004, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $226,374.

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

        The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10 to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2004 and December 31, 2003 was $2,797,623,398 and $1,923,690,052, respectively, which equals 76% and 68% of Net Asset Value, respectively. The cash deposited with interbank and other market makers included in cash and cash equivalents at March 31, 2004 and December 31, 2003 was $625,970,466 and $535,480,647, respectively, which equals 17% and 19% of Net Asset Value, respectively.

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

        The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                     Futures Contracts               Forward and Swap Contracts
                                     (exchange traded)                  (non-exchange traded)
                                March 31,       December 31,        March 31,        December 31,
                                  2004             2003               2004               2003
                                  ----             ----               ----               ----
Gross unrealized gains        $ 99,037,407      $ 59,494,849      $  82,257,531     $  200,933,202
Gross unrealized losses         (7,705,774)      (15,636,619)       (95,309,861)      (107,165,651)
                              ------------      ------------      -------------     --------------
Net unrealized gain           $ 91,331,633      $ 43,858,230      $ (13,052,330)    $   93,767,551
                              ============      ============      =============     ==============

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        Open contracts generally mature within three months; as of March 31, 2004, the latest maturity date for open futures contracts is December 2004, and the latest maturity date for open forward and swap contracts is June 2004. However, the Fund intends to close all contracts prior to maturity.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of March 31, 2004, including the condensed schedule of investments, and the statements of operations, cash flows and changes in partners' capital (Net Asset Value) for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                                                         Three months ended
                                                                                              March 31,
                                                                                     2004                 2003
                                                                                  (Unaudited)          (Unaudited)
                                                                                --------------       --------------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period                                 $     2,631.37       $     2,236.05
                                                                                --------------       --------------
Income (loss) from operations:
     Total trading gains(1),(3)                                                         501.24               314.52
     Expenses net of interest income(2),(3)                                            (138.31)              (75.42)
                                                                                --------------       --------------
           Total income (loss) from operations                                          362.93               239.10
                                                                                --------------       --------------
Offering costs(3)                                                                        (4.11)               (3.53)
                                                                                --------------       --------------
     Net asset value per unit at end of period                                  $     2,990.19       $     2,471.62
                                                                                ==============       ==============
TOTAL RETURN(4)                                                                          13.64%              10.54%
                                                                                ==============       ==============
SUPPLEMENTAL DATA

Ratios to average net asset value:
     Expenses prior to performance fee(2),(5)                                            (7.35)%              (7.40)%
     Performance fee(4)                                                                  (3.23)%              (1.51)%
                                                                                --------------       --------------
           Total expenses                                                               (10.58)%              (8.91)%
                                                                                ==============       ==============
     Expenses, prior to performance fee, net of interest income(2),(5)                   (6.48)%              (6.25)%
                                                                                ==============       ==============

        Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

----------------------

(1) Includes brokerage commissions and other trading fees paid directly to the broker.

(2) Excludes brokerage commissions and other trading fees paid directly to the broker.

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

(4)   Not annualized

(5)   Annualized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Strategic Allocation Fund L.P.'s (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $3,142,799,605 have been accepted during the continuing offering period as of March 31, 2004. Redemptions over the same time period total $525,545,887. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the three months ending March 31, 2004 and 2003 were 13.64% and 10.54%, respectively.

2004

For the 2004 year-to-date increase of 13.64%, approximately 18.70% was due to trading gains (before commissions) and approximately 0.22% was due to interest income, offset by approximately 5.28% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 18.70% trading gains by sector is as follows:

    SECTOR                   % GAIN (LOSS)
    ------                   -------------
Interest Rates                   11.38%

Currencies                        6.56

Energy                            1.34

Metals                           (0.14)

Stock Indices                    (0.44)
                                 -----

                                 18.70%
                                 =====

The year began with the Fund posting a positive return in January despite significant volatility throughout the month. The weak U.S. Dollar continued to drive most global markets, including many that had no apparent or direct connection to the Dollar, and in circumstances such as this, subtle shifts in perception can have a disproportionate impact on prices. The Dollar traded lower throughout the month, which was profitable for the Fund's currency positions. Much of the gain reversed late in the month when markets reacted violently when the Federal Open Market Committee (FOMC) slightly restated its short-term interest rate bias. The interest rate sector was slightly positive despite also having suffered a reversal of earlier gains following the FOMC announcement. The stock index and metals sectors had small losses for the month.

The Fund had a strong positive return in February as the trends that were in place at the end of January persisted. The continued concern over the record U.S. budget deficit and current account imbalance kept downward pressure on the U.S. Dollar and resulted in strong gains in the currency sector. The weak Dollar in return reinforced several related trends, including the continued rise in energy prices, resulting in positive returns in the energy sector. The interest rates sector was also profitable for the month as European interest rate instruments traded higher on diminished rate-cut expectations.

All of the gain for the month of March came from the interest rate sector as U.S. Treasuries continued to trade higher, while a weakening U.S. Dollar also contributed solid returns. The energy sector was moderately positive, while the equity index sector was moderately negative.

2003

For the 2003 year-to-date increase of the 10.54%, approximately 13.81% was due to trading gains before commissions) and approximately .29% was due to interest income, offset by approximately 3.56% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 13.81% trading gains by sector is as follows:

    SECTOR                         % GAIN (LOSS)
    ------                         -------------
Currencies                              7.03%

Energy                                  4.99

Interest Rates                          1.74

Stock Indices                           0.09

Metals                                 (0.04)
                                       ------

                                       13.81%
                                       =====

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

Standard of Materiality

      Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

            The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2004 and December 31, 2003 and the trading gains/losses by market category for the three months ended March 31, 2004 and the year then ended December 31, 2003. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of March 31, 2004 and December 31, 2003, the Fund's total capitalization was approximately $3.688 billion and $2.828 billion, respectively.

                                 MARCH 31, 2004

                                       % OF TOTAL          TRADING
MARKET SECTOR    VALUE AT RISK       CAPITALIZATION     GAIN/(LOSS)*
-------------    -------------       --------------     ------------
Currencies      $105.80 million           2.87%             6.56 %
Interest Rates   103.60 million           2.81%            11.38 %
Stock Indices     32.68 million           0.89%            (0.44)%
Energy            21.55 million           0.58%             1.34 %
Metals             0.04 million           0.00%            (0.14)%
                ---------------           ----             -----

   Total        $263.67 million           7.15%            18.70 %
                ===============           ====             =====

* - Of the 13.64% return for the three months ended March 31, 2004, approximately 18.70% was due to trading gains (before commissions) and approximately 0.22% due to interest income, offset by approximately 5.28% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                                DECEMBER 31, 2003

                                       % OF TOTAL          TRADING
MARKET SECTOR    VALUE AT RISK       CAPITALIZATION     GAIN/(LOSS)*
-------------    -------------       --------------     ------------
Currencies      $123.33 million           4.36%            26.22 %
Interest Rates    91.50 million           3.23%            (3.32)%
Stock Indices     83.05 million           2.94%             5.70 %
Energy            27.94 million           0.99%            (0.80)%
Metals             0.73 million           0.03%            (0.34)%
                ---------------          -----            ------

   Total        $326.55 million          11.55%            27.46 %
                ===============          =====            ======

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

      The following were the primary trading risk exposures of the Fund as of March 31, 2004, by market sector.

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

Stock Indices

      The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of March 31, 2004, the Fund's primary exposures were in the DAX (Germany), Nikkei (Japan), Euro STOXX 50 and S&P 500 (USA) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

      The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2004, crude oil and heating oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 1% of the Fund's portfolio during the three months ended March 31, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Fund as of March 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

      Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits

            Exhibit
            Number                   Description of Document
            ------                   -----------------------

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

            (b) Reports of Form 8-K

            Campbell & Company, Inc., the general partner of the Fund, filed a Current Report on Form 8-K on March 2, 2004 under Item 5 announcing that it had sent a letter to investors in the Fund describing the challenges relating to investment capacity presently faced by the Fund due to the growth in assets under management of its commodity trading advisor, Campbell & Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2004.

                            CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            (Registrant)

                                By: Campbell & Company, Inc.
                                    General Partner

                                By: /s/ Theresa D. Becks
                                    --------------------------------------------
                                    Theresa D. Becks
                                    Chief Financial Officer/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number                      Description of Document                     Page Number
--------------                      -----------------------                     -----------
31.01                      Certification by Chief Executive Officer               E 2 - E3
31.02                      Certification by Chief Financial Officer               E 4 - E5
32.01                      Certification by Chief Executive Officer                 E 6
32.02                      Certification by Chief Financial Officer                 E 7

                                     -E 1-