Form 10-Q
period 2004-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2004-08-12
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _______________to______________

                         Commission File number: 0-22260

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
               --------------------------------------------------
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

Yes [ ]  No [X]

                            Total number of Pages: 28

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Statements of Financial Condition as of June 30, 2004 (Unaudited)
                     and December 31, 2003 (Audited)                                                              3

                     Condensed Schedule of Investments as of June 30, 2004 (Unaudited)
                     and December 31, 2003 (Audited)                                                             4-5

                     Statements of Operations for the Three Months and Six Months Ended
                     June 30, 2004 and 2003 (Unaudited)                                                           6

                     Statements of Cash Flows for the Six Months Ended
                     June 30, 2004 and 2003 (Unaudited)                                                           7

                     Statements of Changes in Partners' Capital (Net Asset Value)
                     for the Six Months Ended June 30, 2004 and 2003 (Unaudited)                                  8

                     Notes to Financial Statements (Unaudited)                                                   9-14

          Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      15-20

          Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                  20-26

          Item 4.    Controls and Procedures                                                                     26

PART II - OTHER INFORMATION                                                                                      27

          Item 6.    Exhibits and Reports on Form 8-K                                                            27

SIGNATURES

CERTIFICATIONS

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                                June 30,          December 31,
                                                                  2004                2003
                                                                  ----                ----
ASSETS
    Equity in broker trading accounts
       Cash                                                 $   112,196,567     $   189,245,425
       United States government securities                    1,723,328,021       1,024,483,288
       Unrealized gain (loss) on open futures contracts         (24,176,321)         43,858,230
                                                            ---------------     ---------------

              Deposits with broker                            1,811,348,267       1,257,586,943

    Cash and cash equivalents                                   593,249,570         627,405,479
    United States government securities                       1,298,543,806         899,206,764
    Unrealized gain (loss) on open forward contracts            (52,680,804)         93,767,551
                                                            ---------------     ---------------

              Total assets                                  $ 3,650,460,839     $ 2,877,966,737
                                                            ===============     ===============

LIABILITIES
    Accounts payable                                        $       513,236     $       773,818
    Brokerage fee                                                20,632,169          16,243,599
    Commissions and other trading fees
       on open contracts                                            210,670             373,638
    Performance fee                                                       0          16,492,232
    Offering costs payable                                        1,910,632           1,387,938
    Redemptions payable                                          20,484,609          14,594,887
    Subscription deposits                                           206,000                   0
                                                            ---------------     ---------------

              Total liabilities                                  43,957,316          49,866,112
                                                            ---------------     ---------------
PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 13,741.924 and 10,815.994 units
       outstanding at June 30, 2004 and
       December 31, 2003                                         36,788,505          28,460,882
    Limited Partners - 1,333,426.131 and 1,063,947.539
       units outstanding at June 30, 2004 and
       December 31, 2003                                      3,569,715,018       2,799,639,743
                                                            ---------------     ---------------
              Total partners' capital
                 (Net Asset Value)                            3,606,503,523       2,828,100,625
                                                            ---------------     ---------------

                                                            $ 3,650,460,839     $ 2,877,966,737
                                                            ===============     ===============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                          % OF NET
   FACE VALUE     MATURITY DATE      DESCRIPTION                                                          VALUE          ASSET VALUE
   ----------     -------------      -----------                                                          -----          -----------
$ 1,600,000,000     7/08/2004     U.S. Treasury Bills                                                 $1,599,722,868       44.36 %
$   825,000,000     9/16/2004     U.S. Treasury Bills                                                    822,802,292       22.81 %
$   200,000,000     7/29/2004     U.S. Treasury Bills                                                    199,856,889        5.54 %
$   200,000,000     8/05/2004     U.S. Treasury Bills                                                    199,813,333        5.54 %
$   200,000,000     8/26/2004     U.S. Treasury Bills                                                    199,676,445        5.54 %
                                                                                                      --------------       -----
                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                  (COST, INCLUDING ACCRUED INTEREST, - $3,021,871,827)                $3,021,871,827       83.79%
                                                                                                      ==============       =====

LONG FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                             -----          -----------
                                  Energy                                                              $     (308,734)      (0.01)%
                                  Metals                                                                   3,952,565        0.11 %
                                  Stock index                                                               (235,378)      (0.01)%
                                                                                                      --------------     -------
                                  TOTAL LONG FUTURES CONTRACTS                                        $    3,408,453        0.09 %
                                                                                                      --------------     -------

SHORT FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                             -----          -----------
                                  Metals                                                             $    (4,540,064)      (0.13)%
                                  Stock index                                                               (522,712)      (0.01)%
                                  Long-term interest rates                                               (13,809,351)      (0.38)%
                                  Short-term interest rates                                               (8,712,647)      (0.24)%
                                                                                                     ---------------     -------
                                  TOTAL SHORT FUTURES CONTRACTS                                      $   (27,584,774)      (0.76)%
                                                                                                     ---------------     -------
                                  TOTAL FUTURES CONTRACTS                                            $   (24,176,321)      (0.67)%
                                                                                                     ===============     =======

FORWARD CURRENCY CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                             -----          -----------
                                  Various long forward currency contracts                            $      (839,290)      (0.02)%
                                  Various short forward currency contracts                               (51,841,514)      (1.44)%
                                                                                                     ---------------     -------
                                  TOTAL FORWARD CURRENCY CONTRACTS                                   $   (52,680,804)      (1.46)%
                                                                                                     ===============     =======

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                          % OF NET
   FACE VALUE     MATURITY DATE      DESCRIPTION                                                          VALUE          ASSET VALUE
   ----------     -------------      -----------                                                          -----          -----------
$ 1,050,000,000      1/08/04      U.S. Treasury Bills                                                 $1,049,820,260        37.12 %
$   350,000,000      3/18/04      U.S. Treasury Bills                                                    349,378,653        12.35 %
$   200,000,000      1/29/04      U.S. Treasury Bills                                                    199,860,000         7.07 %
$   175,000,000      2/05/04      U.S. Treasury Bills                                                    174,843,472         6.18 %
$   150,000,000      2/26/04      U.S. Treasury Bills                                                    149,787,667         5.30 %
                                                                                                      --------------        -----
                                  TOTAL UNITED STATES GOVERNMENT SECURITIES
                                    (COST, INCLUDING ACCRUED INTEREST, - $1,923,690,052)              $1,923,690,052        68.02 %
                                                                                                      ==============        =====

LONG FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                             -----          -----------
                                  Energy                                                              $   12,526,378         0.44 %
                                  Metals                                                                   4,106,216         0.15 %
                                  Stock index                                                             34,144,656         1.21 %
                                  Short-term interest rates                                                5,097,901         0.18 %
                                  Long-term interest rates                                                (8,943,827)       (0.32)%
                                                                                                      --------------        -----
                                  TOTAL LONG FUTURES CONTRACTS                                        $   46,931,324         1.66 %
                                                                                                      --------------        -----

SHORT FUTURES CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                             -----          -----------
                                  Metals                                                              $     (354,021)       (0.01)%
                                  Short-term interest rates                                                  183,300         0.00 %
                                  Long-term interest rates                                                (2,902,373)       (0.10)%
                                                                                                      --------------        -----
                                  TOTAL SHORT FUTURES CONTRACTS                                       $   (3,073,094)       (0.11)%
                                                                                                      --------------        -----
                                  TOTAL FUTURES CONTRACTS                                             $   43,858,230         1.55 %
                                                                                                      ==============        =====

FORWARD CURRENCY CONTRACTS

                                                                                                                          % OF NET
                                  DESCRIPTION                                                             VALUE          ASSET VALUE
                                  -----------                                                             -----          -----------
                                  Various long forward currency contracts                             $  187,420,185         6.63 %
                                  Various short forward currency contracts                               (93,652,634)       (3.31)%
                                                                                                      --------------        -----
                                  TOTAL FORWARD CURRENCY CONTRACTS                                    $   93,767,551         3.32 %
                                                                                                      ==============        =====

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        2004              2003              2004              2003
                                                        ----              ----              ----              ----
TRADING GAINS (LOSSES)
    Futures trading gains (losses)
       Realized                                    $ (74,141,124)    $  47,401,467     $ 250,502,782     $ 174,197,740
       Change in unrealized                         (115,507,954)      (35,240,005)      (68,034,551)      (47,331,112)
       Brokerage commissions                          (1,298,051)         (872,792)       (3,284,961)       (1,599,803)
                                                   -------------     -------------     -------------     -------------

              Gain (loss) from futures trading      (190,947,129)       11,288,670       179,183,270       125,266,825
                                                   -------------     -------------     -------------     -------------
    Forward and swap trading gains (losses)
       Realized                                     (104,112,141)       82,049,608       189,721,582       235,015,238
       Change in unrealized                          (39,628,474)       31,256,211      (146,448,355)       (5,976,375)
       Brokerage commissions                            (173,885)         (370,378)         (382,254)         (589,871)
                                                   -------------     -------------     -------------     -------------

              Gain (loss) from forward and
                  swap trading                      (143,914,500)      112,935,441        42,890,973       228,448,992
                                                   -------------     -------------     -------------     -------------

              Total trading gains (losses)          (334,861,629)      124,224,111       222,074,243       353,715,817
                                                   -------------     -------------     -------------     -------------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                                 8,561,334         5,954,577        15,509,696        11,276,768
                                                   -------------     -------------     -------------     -------------
    Expenses
       Brokerage fee                                  61,761,775        38,456,206       119,571,815        72,165,515
       Performance fee                                         0        17,396,255       102,769,447        45,436,354
       Operating expenses                                691,306           570,288         1,343,709         1,198,969
                                                   -------------     -------------     -------------     -------------

              Total expenses                          62,453,081        56,422,749       223,684,971       118,800,838
                                                   -------------     -------------     -------------     -------------

              Expenses net of interest income        (53,891,747)      (50,468,172)     (208,175,275)     (107,524,070)
                                                   -------------     -------------     -------------     -------------

              NET INCOME (LOSS)                    $(388,753,376)    $  73,755,939     $  13,898,968     $ 246,191,747
                                                   =============     =============     =============     =============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)           $     (303.89)    $       87.04     $       11.61     $      307.00
                                                   =============     =============     =============     =============
INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                       $     (313.09)    $       85.71     $       45.73     $      321.28
                                                   =============     =============     =============     =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                           2004                2003
                                                                           ----                ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                        $    13,898,968     $   246,191,747
       Adjustments to reconcile net income to net cash
          (for) operating activities
              Net change in unrealized                                    214,482,906          53,307,487
              Increase (decrease) in accounts payable and
                 accrued expenses                                         (12,527,212)         21,756,621
              Net (purchases) of investments in United States
                 government securities                                 (1,098,181,775)       (422,957,973)
                                                                      ---------------     ---------------

                    Net cash (for) operating activities                  (882,327,113)       (101,702,118)
                                                                      ---------------     ---------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                     889,580,194         531,096,507
    Increase (decrease) in subscription deposits                              206,000         (17,206,853)
    Redemption of units                                                  (114,762,090)        (73,998,247)
    Increase in redemptions payable                                         5,889,722             242,695
    Offering costs charged                                                (10,314,174)         (5,930,370)
    Increase in offering costs payable                                        522,694             420,266
                                                                      ---------------     ---------------

                    Net cash from financing activities                    771,122,346         434,623,998
                                                                      ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                     (111,204,767)        332,921,880

CASH AND CASH EQUIVALENTS
    Beginning of period                                                   816,650,904         356,114,483
                                                                      ---------------     ---------------

    End of period                                                     $   705,446,137     $   689,036,363
                                                                      ===============     ===============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                   $   112,196,567     $   142,674,593
    Cash and cash equivalents                                             593,249,570         546,361,770
                                                                      ---------------     ---------------

                    Total end of period cash and cash equivalents     $   705,446,137     $   689,036,363
                                                                      ===============     ===============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                 Partners' Capital
                                                                 -----------------
                                       General                        Limited                           Total
                                       -------                        -------                           -----
                                   Units       Amount          Units           Amount           Units           Amount
                                   -----       ------          -----           ------           -----           ------
SIX MONTHS ENDED JUNE 30, 2004

Balances at
    December 31, 2003           10,815.994  $28,460,882    1,063,947.539   $2,799,639,743   1,074,763.533   $2,828,100,625

Net income for the six months
    ended June 30, 2004                         118,014                        13,780,954                       13,898,968

Additions                        2,925.930    8,314,000      310,347.299      881,266,194     313,273.229      889,580,194

Redemptions                          0.000            0      (40,868.707)    (114,762,090)    (40,868.707)    (114,762,090)

Offering costs                                 (104,391)                      (10,209,783)                     (10,314,174)
                                ----------  -----------    -------------   --------------   -------------   --------------

Balances at
    June 30, 2004               13,741.924  $36,788,505    1,333,426.131   $3,569,715,018   1,347,168.055   $3,606,503,523
                                ==========  ===========    =============   ==============   =============   ==============

SIX MONTHS ENDED JUNE 30, 2003

Balances at
    December 31, 2002            7,262.904  $16,240,216      716,313.085   $1,601,708,976     723,575.989   $1,617,949,192

Net income for the six months
    ended June 30, 2003                       2,472,482                       243,719,265                      246,191,747

Additions                        1,842.929    4,633,500      209,237.301      526,463,007     211,080.230      531,096,507

Redemptions                          0.000            0      (29,293.892)     (73,998,247)    (29,293.892)     (73,998,247)

Offering costs                                  (59,578)                       (5,870,792)                      (5,930,370)
                                ----------  -----------    -------------   --------------   -------------   --------------

Balances at
    June 30, 2003                9,105.833  $23,286,620      896,256.494   $2,292,022,209     905,362.327   $2,315,308,829
                                ==========  ===========    =============   ==============   =============   ==============

                            Net Asset Value Per General and Limited Partner Unit
                           -----------------------------------------------------
                       June 30,        December 31,       June 30,        December 31,
                         2004             2003              2003             2002
                         ----             ----              ----             ----
                      $2,677.10         $2,631.37         $2,557.33        $2,236.05
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

        F.  Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2004, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,910,632. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

            If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $8,455,643.

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

        The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and six months ended June 30, 2004 and 2003.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of June 30, 2004, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $206,000. These amounts were returned to prospective investors in July 2004.

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

        The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10 to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2004 and December 31, 2003 was $3,021,871,827 and $1,923,690,052, respectively, which equals 84% and 68% of Net Asset Value, respectively. The cash deposited with interbank and other market makers included in cash and cash equivalents at June 30, 2004 and December 31, 2003 was $481,389,004 and $535,480,647, respectively, which equals 13% and 19% of Net Asset Value, respectively.

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

        The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                     Futures Contracts               Forward and Swap Contracts
                                     (exchange traded)                  (non-exchange traded)
                                June 30,        December 31,        June 30,          December 31,
                                  2004             2003               2004                2003
                                  ----             ----               ----                ----
Gross unrealized gains        $  7,021,422    $   59,494,849     $   37,873,171     $  200,933,202
Gross unrealized losses        (31,197,743)      (15,636,619)       (90,553,975)      (107,165,651)
                              ------------    --------------     --------------     --------------

Net unrealized gain (loss)    $(24,176,321)   $   43,858,230     $  (52,680,804)    $   93,767,551
                              ============    ==============     ==============     ==============

        Open contracts generally mature within three months; as of June 30, 2004, the latest maturity date for open futures contracts is March 2005, and the latest maturity date for open forward and swap contracts is September 2004. However, the Fund intends to close all contracts prior to maturity.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of June 30, 2004, including the condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2004 and 2003, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                             Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                            2004          2003            2004         2003
                                                         (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                         -----------   -----------    -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period          $ 2,990.19     $2,471.62      $2,631.37     $2,236.05
                                                         ----------     ---------      ---------     ---------
Income (loss) from operations:
       Total trading gains (losses) (1)                     (266.48)       149.12         228.20        462.76
       Expenses net of interest income (1)                   (42.13)       (59.56)       (173.86)      (134.08)
                                                         ----------     ---------      ---------     ---------

              Total income (loss) from operations           (308.61)        89.56          54.34        328.68
                                                         ----------     ---------      ---------     ---------

Offering costs (1)                                            (4.48)        (3.85)         (8.61)        (7.40)
                                                         ----------     ---------      ---------     ---------

Net asset value per unit at end of period                $ 2,677.10     $2,557.33      $2,677.10     $2,557.33
                                                         ==========     =========      =========     =========

TOTAL RETURN (3)                                             (10.47)%        3.47%          1.74%        14.37%
                                                         ==========     =========      =========     =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to performance fee (4)                  (6.92)%       (7.21)%        (7.15)%       (7.26)%
       Performance fee (3)                                    (0.00)%       (0.80)%        (3.04)%       (2.25)%
                                                         ----------     ---------      ---------     ---------

              Total expenses                                  (6.92)%       (8.01)%       (10.19)%       (9.51)%
                                                         ==========     =========      =========     =========

       Expenses net of interest income (2), (4)               (5.97)%       (6.11)%        (6.23)%       (6.14)%
                                                         ==========     =========      =========     =========

        Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

----------------
(1) Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)   Excludes performance fee.

(3)   Not annualized.

(4)   Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Strategic Allocation Fund L.P.'s (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $3,518,509,164 have been accepted during the continuing offering period as of June 30, 2004. Redemptions over the same time period total $588,515,800. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the six months ending June 30, 2004 and 2003 were 1.74% and 14.37%, respectively.

2004

For the 2004 year-to-date increase of 1.74%, approximately 8.30% was due to trading gains (before commissions) and approximately 0.46% was due to interest income, offset by approximately 7.02% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 8.30% trading gains by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                              6.59%

Currencies                                                  2.25

Energy                                                      1.79

Metals                                                     (0.19)

Stock Indices                                              (2.14)
                                                            ----

                                                            8.30 %
                                                            ====

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

In April, interest rates finally reversed course and started to head higher in response to a perceived change in stance by the U.S. Federal Reserve. In the days that followed, most major market trends also reversed. Fixed income instruments sold off hard and the U.S. Dollar rallied, while precious and base metals and many other physical commodities traded sharply lower. The equities markets also fell. Only the continued rise in energy prices provided modest gains for the Fund in April.

May was a difficult month for systematic trend following strategies and the Fund finished the month with slightly negative performance. Crude oil set record high prices during the month, which led to gains for the Fund in the energy sector. Most fixed income and currency contracts experienced a classic whipsaw. They began the month with the continuation of April's reversals, but ended the month with a strong rally. Equity prices continued to weaken in the face of higher energy prices and global political uncertainty, which led to losses in the stock indices sector.

June was another month of choppy, range-bound trading, which resulted in negative performance for the Fund in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Fed's June 30 interest rates announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

2003

The return for the six months ending June 30, 2003 was 14.37%. Of the 14.37% increase, approximately 20.09% was due to trading gains (before commissions) and approximately 0.56% was due to interest income, offset by approximately 6.28% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 20.09% trading gains by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                 13.22%

Energy                                                      4.30

Interest Rates                                              3.80

Metals                                                     (0.54)

Stock Indices                                              (0.69)
                                                            ----

                                                           20.09 %
                                                           =====

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

      Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). "). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the six months ended June 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of June 30, 2004 and December 31, 2003, the Fund's total capitalization was approximately $3.607 billion and $2.828 billion, respectively.

                                  JUNE 30, 2004

                                                               % OF TOTAL                TRADING
MARKET SECTOR                         VALUE AT RISK          CAPITALIZATION            GAIN/(LOSS)*
-------------                         -------------          --------------            ------------
Currencies                           $110.26 million              3.05%                   2.25%
Interest Rates                         41.78 million              1.16%                   6.59%
Stock Indices                          39.99 million              1.11%                  (2.14)%
Metals                                  5.00 million              0.14%                  (0.19)%
Energy                                  1.09 million              0.03%                   1.79%
                                     ---------------              ----                   -----

   Total                             $198.12 million              5.49%                   8.30%
                                     ===============              ====                   =====

* - Of the 1.74% return for the six months ended June 30, 2004, approximately 8.30% was due to trading gains (before commissions) and approximately 0.46% due to interest income, offset by approximately 7.02% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

                                DECEMBER 31, 2003

                                                               % OF TOTAL                 TRADING
MARKET SECTOR                        VALUE AT RISK           CAPITALIZATION             GAIN/(LOSS)*
-------------                        -------------           --------------             ------------
Currencies                          $123.33 million               4.36%                    26.22%
Interest Rates                        91.50 million               3.23%                    (3.32)%
Stock Indices                         83.05 million               2.94%                     5.70%
Energy                                27.94 million               0.99%                    (0.80)%
Metals                                 0.73 million               0.03%                    (0.34)%
                                    ---------------              -----                     -----

   Total                            $326.55 million              11.55%                    27.46%
                                    ===============              =====                     =====

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

      The following were the primary trading risk exposures of the Fund as of June 30, 2004, by market sector.

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

Stock Indices

      The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. As of June 30, 2004, the Fund's primary exposures were in the Euro STOXX 50 (Europe), NASDAQ (USA), FTSE (UK), DAX (Germany) and Taiwan stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

      The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2004, natural gas and heating oil are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Fund's portfolio during the six months ended June 30, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Fund as of June 30, 2004.

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

          (b)     Reports of Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2004.

                           CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                           (Registrant)

                                By:  Campbell & Company, Inc.
                                     General Partner

                                By:  /s/ Theresa D. Becks
                                     -------------------------------------------
                                     Theresa D. Becks
                                     Chief Financial Officer/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number               Description of Document                 Page Number
--------------               -----------------------                 -----------
     31.01           Certification by Chief Executive Officer          E2 - E3
     31.02           Certification by Chief Financial Officer          E4 - E5
     32.01           Certification by Chief Executive Officer             E6
     32.02           Certification by Chief Financial Officer             E7

                                      -E 1-