Form 10-Q
period 2004-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2004-11-12
CIK 910467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

Yes [ ] No [X]

                           Total number of Pages: 29

                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Statements of Financial Condition as of September 30, 2004 (Unaudited)
                        and December 31, 2003 (Audited)                                                    3

                        Condensed Schedule of Investments as of September 30, 2004 (Unaudited)
                        and December 31, 2003 (Audited)                                                   4-5

                        Statements of Operations for the Three Months and Nine Months Ended
                        September 30, 2004 and 2003 (Unaudited)                                            6

                        Statements of Cash Flows for the Nine Months Ended
                        September 30, 2004 and 2003 (Unaudited)                                            7

                        Statements of Changes in Partners' Capital (Net Asset Value)
                        for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)                  8

                        Notes to Financial Statements (Unaudited)                                         9-14

             Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                            15-21

             Item 3.    Quantitative and Qualitative Disclosure About Market Risk                        21-27

             Item 4.    Controls and Procedures                                                           27

PART II - OTHER INFORMATION                                                                               28

             Item 6.    Exhibits and Reports on Form 8-K                                                  28
SIGNATURES

CERTIFICATIONS

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                            September 30,      December 31,
                                                               2004                2003
                                                           --------------     --------------
ASSETS
    Equity in broker trading accounts
       Cash                                                $  105,298,251     $  189,245,425
       United States government securities                  1,747,814,905      1,024,483,288
       Unrealized gain on open futures contracts               14,491,509         43,858,230
                                                           --------------     --------------
              Deposits with broker                          1,867,604,665      1,257,586,943
    Cash and cash equivalents                                 363,907,035        627,405,479
    United States government securities                     1,399,454,262        899,206,764
    Unrealized gain on open forward contracts                  59,391,963         93,767,551
                                                           --------------     --------------
              Total assets                                 $3,690,357,925     $2,877,966,737
                                                           ==============     ==============
LIABILITIES
    Accounts payable                                       $      671,178     $      773,818
    Brokerage fee                                              21,110,747         16,243,599
    Commissions and other trading fees
       on open contracts                                          602,111            373,638
    Performance fee                                                     0         16,492,232
    Offering costs payable                                      2,118,671          1,387,938
    Redemptions payable                                        18,285,610         14,594,887
    Subscription deposits                                         450,010                  0
                                                           --------------     --------------
              Total liabilities                                43,238,327         49,866,112
                                                           --------------     --------------
PARTNERS' CAPITAL (NET ASSET VALUE)
    General Partner - 14,428.744 and 10,815.994 units
       outstanding at September 30, 2004 and
       December 31, 2003                                       37,146,801         28,460,882
    Limited Partners - 1,402,205.131 and 1,063,947.539
       units outstanding at September 30, 2004 and
       December 31, 2003                                    3,609,972,797      2,799,639,743
                                                           --------------     --------------
              Total partners' capital
                 (Net Asset Value)                          3,647,119,598      2,828,100,625
                                                           --------------     --------------
                                                           $3,690,357,925     $2,877,966,737
                                                           ==============     ==============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                      % OF NET
  FACE VALUE     MATURITY DATE       DESCRIPTION                                                       VALUE         ASSET VALUE
  ----------     -------------       -----------                                                       -----         -----------
$1,700,000,000     10/06/04      U.S. Treasury Bills                                              $1,699,702,003       46.60%
$  450,000,000     10/14/04      U.S. Treasury Bills                                                 449,795,997       12.33%
$  400,000,000     12/16/04      U.S. Treasury Bills                                                 398,640,445       10.93%
$  200,000,000     10/28/04      U.S. Treasury Bills                                                 199,791,500        5.48%
$  200,000,000     11/04/04      U.S. Treasury Bills                                                 199,729,889        5.48%
$  200,000,000     11/18/04      U.S. Treasury Bills                                                 199,609,333        5.47%
                                                                                                  --------------        ----

                                 TOTAL UNITED STATES GOVERNMENT SECURITIES
                                 (COST, INCLUDING ACCRUED INTEREST, - $3,147,269,167)             $3,147,269,167       86.29%
                                                                                                  ==============       =====

LONG FUTURES CONTRACTS

                                                                                                                     % OF NET
                                 DESCRIPTION                                                           VALUE        ASSET VALUE
                                 -----------                                                           -----        -----------
                                 Energy                                                             $    889,780        0.02 %
                                 Metals                                                               10,763,479        0.30 %
                                 Stock index                                                          (8,353,489)      (0.23)%
                                 Short-term interest rates                                              (729,198)      (0.02)%
                                 Long-term interest rates                                             27,849,942        0.76 %
                                                                                                    ------------       -----
                                 TOTAL LONG FUTURES CONTRACTS                                       $ 30,420,514        0.83 %
                                                                                                    ------------       -----

SHORT FUTURES CONTRACTS

                                                                                                                     % OF NET
                                 DESCRIPTION                                                           VALUE        ASSET VALUE
                                 -----------                                                           -----        -----------
                                 Energy                                                           $   (6,164,900)      (0.17)%
                                 Metals                                                               (8,870,173)      (0.25)%
                                 Stock index                                                            (839,162)      (0.02)%
                                 Short-term interest rates                                               (54,770)      (0.00)%
                                                                                                  --------------       -----
                                 TOTAL SHORT FUTURES CONTRACTS                                    $  (15,929,005)      (0.44)%
                                                                                                  --------------       -----
                                 TOTAL FUTURES CONTRACTS                                          $   14,491,509        0.39 %
                                                                                                  ==============       =====

FORWARD CURRENCY CONTRACTS

                                                                                                                     % OF NET
                                 DESCRIPTION                                                           VALUE        ASSET VALUE
                                 -----------                                                           -----        -----------
                                 Various long forward currency contracts                          $  174,614,445        4.79 %
                                 Various short forward currency contracts                           (115,222,482)      (3.16)%
                                                                                                  --------------      ------
                                 TOTAL FORWARD CURRENCY CONTRACTS                                 $   59,391,963        1.63 %
                                                                                                  ==============      ======

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003
                                    (Audited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                      % OF NET
  FACE VALUE     MATURITY DATE       DESCRIPTION                                                       VALUE         ASSET VALUE
  ----------     -------------       -----------                                                       -----         -----------
$1,050,000,000     1/08/04       U.S. Treasury Bills                                              $1,049,820,260       37.12 %
$  350,000,000     3/18/04       U.S. Treasury Bills                                                 349,378,653       12.35 %
$  200,000,000     1/29/04       U.S. Treasury Bills                                                 199,860,000        7.07 %
$  175,000,000     2/05/04       U.S. Treasury Bills                                                 174,843,472        6.18 %
$  150,000,000     2/26/04       U.S. Treasury Bills                                                 149,787,667        5.30 %
                                                                                                  --------------       -----
                                 TOTAL UNITED STATES GOVERNMENT SECURITIES
                                   (COST, INCLUDING ACCRUED INTEREST, - $1,923,690,052)           $1,923,690,052       68.02 %
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
                                                                                                  ==============       =====

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                       2004                2003              2004               2003
                                                   -------------      ------------      -------------      -------------
TRADING GAINS (LOSSES)
    Futures trading gains (losses)
       Realized                                    $ (67,286,260)     $(59,771,612)     $ 183,216,522      $ 114,426,128
       Change in unrealized                           38,667,830       (34,945,149)       (29,366,721)       (82,276,261)
       Brokerage commissions                          (1,643,945)       (1,361,584)        (4,928,906)        (2,961,387)
                                                   -------------      ------------      -------------      -------------
              Gain (loss) from futures trading       (30,262,375)      (96,078,345)       148,920,895         29,188,480
                                                   -------------      ------------      -------------      -------------
    Forward and swap trading gains (losses)
       Realized                                     (164,500,572)      (61,040,197)        25,221,010        173,975,041
       Change in unrealized                          112,072,767        94,186,903        (34,375,588)        88,210,528
       Brokerage commissions                            (255,640)         (219,624)          (637,894)          (809,495)
                                                   -------------      ------------      -------------      -------------
              Gain (loss) from forward and
                  swap trading                       (52,683,445)       32,927,082         (9,792,472)       261,376,074
                                                   -------------      ------------      -------------      -------------
              Total trading gains (losses)           (82,945,820)      (63,151,263)       139,128,423        290,564,554
                                                   -------------      ------------      -------------      -------------

EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                                11,803,463         5,245,538         27,313,159         16,522,306
                                                   -------------      ------------      -------------      -------------
    Expenses
       Brokerage fee                                  63,202,092        40,393,119        182,773,907        112,558,634
       Performance fee                                         0                 0        102,769,447         45,436,354
       Operating expenses                                736,120           587,069          2,079,829          1,786,038
                                                   -------------      ------------      -------------      -------------
              Total expenses                          63,938,212        40,980,188        287,623,183        159,781,026
                                                   -------------      ------------      -------------      -------------
              Expenses net of interest income        (52,134,749)      (35,734,650)      (260,310,024)      (143,258,720)
                                                   -------------      ------------      -------------      -------------

              NET INCOME (LOSS)                    $(135,080,569)     $(98,885,913)     $(121,181,601)     $ 147,305,834
                                                   =============      ============      =============      =============

NET INCOME (LOSS) PER GENERAL
    AND LIMITED PARTNER UNIT
    (based on weighted average number of
    units outstanding during the period)           $      (98.46)     $    (105.80)     $      (96.52)     $      174.09
                                                   =============      ============      =============      =============

INCREASE (DECREASE) IN NET
    ASSET VALUE PER GENERAL
    AND LIMITED PARTNER UNIT                       $     (102.60)     $    (112.80)     $      (56.87)     $      208.48
                                                   =============      ============      =============      =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                   2004                  2003
                                                               ---------------      -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                          $  (121,181,601)     $ 147,305,834
    Adjustments to reconcile net income (loss) to net cash
       (for) operating activities
          Net change in unrealized                                  63,742,309         (5,934,267)
          Increase (decrease) in accounts payable and
              accrued expenses                                     (11,499,251)         4,973,470
          Net (purchases) of investments in United
              States government securities                      (1,223,579,115)      (646,036,884)
                                                               ---------------      -------------

                 Net cash (for) operating activities            (1,292,517,658)      (499,691,847)
                                                               ---------------      -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                            1,120,275,862        767,570,216
    Increase (decrease) in subscription deposits                       450,010        (17,206,853)
    Redemption of units                                           (163,405,101)      (104,290,738)
    Increase in redemptions payable                                  3,690,723            644,910
    Offering costs charged                                         (16,670,187)        (9,695,244)
    Increase in offering costs payable                                 730,733            588,004
                                                               ---------------      -------------

                 Net cash from financing activities                945,072,040        637,610,295
                                                               ---------------      -------------

Net increase (decrease) in cash and cash equivalents              (347,445,618)       137,918,448

CASH AND CASH EQUIVALENTS
    Beginning of period                                            816,650,904        356,114,483
                                                               ---------------      -------------

    End of period                                              $   469,205,286      $ 494,032,931
                                                               ===============      =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                            $   105,298,251      $ 107,424,008
    Cash and cash equivalents                                      363,907,035        386,608,923
                                                               ---------------      -------------

       Total end of period cash and cash equivalents           $   469,205,286      $ 494,032,931
                                                               ===============      =============

                             See accompanying notes.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                        Partners' Capital
                                       ------------------------------------------------------------------------------------------
                                               General                       Limited                           Total
                                          Units        Amount        Units            Amount           Units           Amount
                                       ----------   -----------   -------------   --------------   -------------   --------------
NINE MONTHS ENDED SEPTEMBER 30, 2004

Balances at
   December 31, 2003                   10,815.994   $28,460,882   1,063,947.539   $2,799,639,743   1,074,763.533   $2,828,100,625
Net (loss) for the nine months
   ended September 30, 2004                          (1,258,890)                    (119,922,711)                    (121,181,601)
Additions                               3,612.750    10,114,000     397,719.441    1,110,161,862     401,332.191    1,120,275,862
Redemptions                                 0.000             0     (59,461.849)    (163,405,101)    (59,461.849)    (163,405,101)
Offering costs                                         (169,191)                     (16,500,996)                     (16,670,187)
                                       ----------   -----------   -------------   --------------   -------------   --------------
Balances at
   September 30, 2004                  14,428.744   $37,146,801   1,402,205.131   $3,609,972,797   1,416,633.875   $3,647,119,598
                                       ==========   ===========   =============   ==============   =============   ==============

NINE MONTHS ENDED SEPTEMBER 30, 2003

Balances at
   December 31, 2002                    7,262.904   $16,240,216     716,313.085   $1,601,708,976     723,575.989   $1,617,949,192
Net income for the nine months
   ended September 30, 2003                           1,477,899                      145,827,935                      147,305,834
Additions                               2,732.542     6,813,502     304,805.148      760,756,714     307,537.690      767,570,216
Redemptions                                 0.000             0     (41,623.969)    (104,290,738)    (41,623.969)    (104,290,738)
Offering costs                                          (97,449)                      (9,597,795)                      (9,695,244)
                                       ----------   -----------   -------------   --------------   -------------   --------------
Balances at
   September 30, 2003                   9,995.446   $24,434,168     979,494.264   $2,394,405,092     989,489.710   $2,418,839,260
                                        =========   ===========     ===========   ==============   =============   ==============

     Net Asset Value Per General and Limited Partner Unit
 ---------------------------------------------------------------
September 30,     December 31,      September 30,    December 31,
    2004             2003              2003             2002
    ----             ----              ----             ----
 $ 2,574.50         $2,631.37         $2,444.53        $2,236.05
 ==========         =========         =========        =========

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

      F.    Offering Costs

            Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2004, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $2,118,671. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

            If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $6,092,074.

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

Note 4. OPERATING EXPENSES

        Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2004 and 2003.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. As of September 30, 2004, amounts received by the Fund from prospective limited partners who have not yet been admitted to the Fund by Campbell & Company totaled $450,010. These amounts were returned to prospective investors in October 2004.

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

        The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10 to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2004 and December 31, 2003 was $3,147,269,167 and $1,923,690,052, respectively, which equals 86% and
        68% of Net Asset Value, respectively. The cash deposited with interbank and other market makers included in cash and cash equivalents at September 30, 2004 and December 31, 2003 was $294,236,185 and $535,480,647, respectively, which equals 8% and 19% of Net Asset Value, respectively.

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

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        The unrealized gain (loss) on open futures, forward and swap contracts is comprised of the following:

                                 Futures Contracts          Forward and Swap Contracts
                                 (exchange traded)            (non-exchange traded)
                          September 30,   December 31,    September 30,    December 31,
                              2004            2003            2004             2003
                          ------------    ------------    -------------    -------------
Gross unrealized gains    $ 46,918,605    $ 59,494,849    $ 177,926,936    $ 200,933,202
Gross unrealized losses    (32,427,096)    (15,636,619)    (118,534,973)    (107,165,651)
                          ------------    ------------    -------------    -------------

Net unrealized gain       $ 14,491,509    $ 43,858,230    $  59,391,963    $  93,767,551
                          ============    ============    =============    =============

        Open contracts generally mature within three months; as of September 30, 2004, the latest maturity date for open futures contracts is June 2005, and the latest maturity date for open forward and swap contracts is December 2004. However, the Fund intends to close all contracts prior to maturity.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 2004, including the September 30, 2004 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

                    CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                              Three months ended          Nine months ended
                                                                 September 30,              September 30,
                                                             2004          2003          2004          2003
                                                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                          -----------   -----------   -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period            $2,677.10     $2,557.33     $2,631.37     $2,236.05
                                                           ---------     ---------     ---------     ---------
Income (loss) from operations:
   Total trading gains (losses) (1)                           (59.97)       (70.54)       163.74        389.24
   Expenses net of interest income (1)                        (38.00)       (38.23)      (207.33)      (169.30)
                                                           ---------     ---------     ---------     ---------

      Total income (loss) from operations                     (97.97)      (108.77)       (43.59)       219.94
                                                           ---------     ---------     ---------     ---------
Offering costs (1)                                             (4.63)        (4.03)       (13.28)       (11.46)
                                                           ---------     ---------     ---------     ---------
Net asset value per unit at end of period                  $2,574.50     $2,444.53     $2,574.50     $2,444.53
                                                           =========     =========     =========     =========
TOTAL RETURN (3)                                               (3.83)%       (4.41)%       (2.16)%        9.32%
                                                           =========     =========     =========     =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
   Expenses prior to performance fee (4)                       (7.05)%       (7.03)%       (7.11)%       (7.18)%
   Performance fee (3)                                          0.00 %        0.00 %       (2.96)%       (2.14)%
                                                           ---------     ---------     ---------     ---------
      Total expenses                                           (7.05)%       (7.03)%      (10.07)%       (9.32)%
                                                           =========     =========     =========     =========
   Expenses net of interest income (2), (4)                    (5.75)%       (6.13)%       (6.06)%       (6.14)%
                                                           =========     =========     =========     =========

        Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

----------
(1) Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)     Excludes performance fees.

(3)     Not annualized.

(4)     Annualized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The offering of Campbell Strategic Allocation Fund L.P.'s (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering period terminated, with the receipt of the required minimum aggregate subscription amount, on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $3,749,204,833 have been accepted during the continuing offering period as of September 30, 2004. Redemptions over the same time period total $637,158,811. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the nine months ending September 30, 2004 and 2003 were (2.16)% and 9.32%, respectively.

2004

For the 2004 year-to-date decrease of (2.16)%, approximately 5.99% was due to trading gains (before commissions) and approximately 0.79% was due to interest income, offset by approximately 8.94% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 5.99% trading gains by sector is as follows:

SECTOR                           % GAIN (LOSS)
------                           -------------
Interest Rates                       8.13%

Energy                               1.53

Currencies                           0.90

Metals                              (0.30)

Stock Indices                       (4.27)
                                    -----
                                     5.99%
                                    =====

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

The Fund had a strong positive return in February as the trends that were in place at the end of January persisted. The continued concern over the record U.S. budget deficit and current account imbalance kept downward pressure on the U.S. Dollar and resulted in strong gains in the currency sector. The weak Dollar in return reinforced several related trends, including the continued rise in energy prices, resulting in positive returns in the energy sector. The interest rates sector was also profitable for the month as European interest rate instruments traded higher.

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

June was another month of choppy, range-bound trading, which resulted in negative performance for the Fund in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank's June 30 interest rate announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

July was a slightly negative month as most markets the Fund traded continued to oscillate in relatively narrow ranges. Interest rate instruments traded lower and then rallied on weaker than expected economic statistics, while equity indices rallied and then declined amid broad earnings disappointments. The U.S. dollar traded in a narrow range. The only sector to show any real life was the energy sector, where in classic whipsaw fashion the Fund exited most of its long positions just before crude oil prices rallied to all-time highs.

August performance was negative as most financial markets continued to be bound by the ranges which had been in place previously. Fixed income instruments rallied profitably during the month, but these gains were quickly offset by losses in the currency sector as the U.S. Dollar strengthened. Small losses resulted from stock index trading as a six-week downtrend reversed sharply, mirroring the rise and fall of crude oil prices. The Fund's exposure to the highly volatile energy sector was minor as a result of filters that kept the Fund out of that sector.

The losses for the Fund continued in September as listless market conditions persisted. While U.S. Dollar and interest rate instruments traded in narrow ranges, the Fund managed small profits in these sectors. These gains were largely offset by losses in the Fund's small positions in the volatile energy sector. The largest losses for the month came from the equity index positions as positive economic reports late in the month caused stocks to rally towards 90-day highs.

2003

The return for the nine months ending September 30, 2003 was 9.32%. Of the 9.32% increase, approximately 16.69% was due to trading gains (before commissions) and approximately 0.78% was due to interest income, offset by approximately 8.15% due to brokerage fees, performance fees, operating cost and offering costs borne by the Fund. An analysis of the 16.69% trading gains by sector is as follows:

SECTOR                         % GAIN (LOSS)
------                         -------------
Currencies                        13.52%

Energy                             1.95

Stock Indices                      1.73

Interest Rates                     0.08

Metals                            (0.59)
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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the nine months ended September 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of September 30, 2004 and December 31, 2003, the Fund's total capitalization was approximately $3.647 billion and $2.828 billion, respectively.

                               SEPTEMBER 30, 2004

                                      % OF TOTAL          TRADING
MARKET SECTOR     VALUE AT RISK     CAPITALIZATION      GAIN/(LOSS)*
-------------     -------------     --------------      ------------
Currencies       $121.42 million        3.33%              0.90 %
Interest Rates    105.36 million        2.89%              8.13 %
Stock Indices      76.99 million        2.11%             (4.27)%
Metals              8.18 million        0.22%             (0.30)%
Energy              5.39 million        0.15%              1.53 %
                 ---------------        ----              -----

   Total         $317.34 million        8.70%              5.99 %
                 ===============        ====              =====

* - Of the (2.16)% return for the nine months ended September 30, 2004, approximately 5.99% was due to trading gains (before commissions) and approximately 0.79% due to interest income, offset by approximately 8.94% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

      The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act of 1933") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act of 1934"). The Fund's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

      The following were the primary trading risk exposures of the Fund as of September 30, 2004, by market sector.

Currencies

      Exchange rate risk is a significant market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. Dollar.

Interest Rates

      Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Fund takes positions in the government debt of Switzerland and Australia. Campbell & Company anticipates that these interest rates will remain a primary market exposure of the Fund for the foreseeable future. A material change in long-term or short-term interest rates could have a significant effect on the performance of the Fund.

Stock Indices

      The Fund's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are limited to futures on broadly based indices. As of September 30, 2004, the Fund's primary exposures were in the S&P 500 (USA), Euro STOXX 50 (Europe), DAX (Germany), Hang Seng (Hong Kong) and FTSE
(UK), and Taiwan stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Energy

      The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Fund's metals market exposure is to fluctuations in the price of copper, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Fund's portfolio during the nine months ended September 30, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Fund as of September 30, 2004.

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

             (b)     Reports of Form 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2004.

                                CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
                                (Registrant)

                                By:   Campbell & Company, Inc.
                                      General Partner

                                By:   /s/  Theresa D. Becks
                                      --------------------------------------
                                      Theresa D. Becks
                                      Chief Financial Officer/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number                        Description of Document                  Page Number
--------------                        -----------------------                  -----------
31.01                      Certification by Chief Executive Officer              E 2 - E 3
31.02                      Certification by Chief Financial Officer              E 4 - E 5
32.01                      Certification by Chief Executive Officer                 E 6
32.02                      Certification by Chief Financial Officer                 E 7

                                     -E 1-