Form 10-K
period 2004-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2005-03-29
CIK 910467

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2004
Commission File Number 0-22260 and
2-84126
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                          to

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

(Exact name of Registrant as specified in its charter)

DELAWARE	52-1823554

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

210 W. Pennsylvania Avenue Towson, Maryland	21204

Registrant’s telephone number, including area code: (410)296-3301

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
Yes ☑     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes ☐     No ☑

The Registrant has no voting stock. As of December 31, 2004 there were 1,474,342.879 Units of General and Limited Partnership Interest issued and outstanding.

Total number of pages 37. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
	PART I

ITEM 1.	BUSINESS	1-2

ITEM 2.	PROPERTIES	2

ITEM 3.	LEGAL PROCEEDINGS	2

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	3

ITEM 6.	SELECTED FINANCIAL DATA	3-4

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS	4-11

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11-17

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
	DISCLOSURE	17

ITEM 9A.	CONTROLS AND PROCEDURES	17

ITEM 9B.	OTHER INFORMATION	17

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	17-19

ITEM 11.	EXECUTIVE COMPENSATION	19

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	19

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	19-20

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	20-21

SIGNATURES
CERTIFICATIONS

DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated November 12, 2004 included within the Registration Statement on Form S-1 (File No. 333-119259), incorporated by reference into Parts I, II, III and IV.

PART I

Item 1.	Business

     Campbell Strategic Allocation Fund, L.P. (the “Registrant” or the “Fund”) is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and swap markets. Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). The Registrant’s operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

     The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $6,410,000,000 through December 2004. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

     A total of $3,980,459,028 has been raised in the initial and continuing offering periods through December 31, 2004.

     In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner.

     The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant’s stated term of December 31, 2023; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company, unless one or more new general partners have been elected or appointed pursuant to the Amended Agreement of Limited Partnership (d) Campbell & Company determines that the purpose of the Fund cannot be fulfilled; or (e) any event which shall make unlawful the continuing existence of the Registrant.

Regulation

     Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Act requires “commodity pool operators,” and “commodity trading advisors,” such as Campbell & Company, and commodity brokers or “futures commission merchants,” such as the Registrant’s commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant’s commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the

Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Campbell & Company’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company’s registration be suspended, termination of the Registrant might result.

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

Operations

     A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face,” “Campbell & Company, Inc.,” “Conflicts of Interest” and “Charges to the Fund,” and such description is incorporated herein by reference from the Prospectus.

     The Registrant conducts its business in one industry segment, the speculative trading of futures, forwards and swap contracts. The Registrant is a market participant in the “managed futures” industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.

     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of March 2005, the Fund’s assets are allocated to the different market sectors in approximately the following manner: 54% to currencies, 27% to interest rates, 13% to stock indices, 5% to energy products and 1% to metals. The contracts traded by the Registrant will fluctuate from time to time.

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

Item 3.	Legal Proceedings

     Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2004, there were 53,103 Partners in the Registrant and 1,474,342.879 Units of General and Limited Partnership Interest outstanding.

     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Total Assets	4,099,736	$2,877,967	$1,654,430	$954,185	$645,193
Total Partners’ Capital	4,048,146	2,828,101	1,617,949	943,219	630,625
Total Trading Gain (includes brokerage commissions)	443,116	543,537	250,527	64,466	73,921
Net Income	130,292	342,701	155,979	29,936	61,827
Net Income Per General and Limited Partner Unit *	100.20	385.55	282.19	76.29	208.13
Increase in Net Asset Value per General and Limited Partner Unit	114.36	395.32	259.32	55.92	185.62

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2004 and 2003.

	1stQtr.	2ndQtr.	3rdQtr.	4thQtr.
	2004	2004	2004	2004
Total Trading Gain (Loss) (includes brokerage commissions)	$556,936	$(334,861)	$(82,946)	$303,987
Net Income (Loss)	402,652	(388,753)	(135,081)	251,474
Net Income (Loss) per General and Limited Partner Unit *	360.96	(303.89)	(98.46)	175.31
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	358.82	(313.09)	(102.60)	171.23
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,990.19	2,677.10	2,574.50	2,745.73

*	- Based on weighted average number of units outstanding during the period.

	1stQtr.	2ndQtr.	3rdQtr.	4thQtr.
	2003	2003	2003	2003
Total Trading Gain (Loss) (includes brokerage commissions)	$229,492	$124,224	$(63,151)	$252,972
Net Income (Loss)	172,436	73,756	(98,886)	195,395
Net Income (Loss) per General and Limited Partner Unit *	227.95	87.04	(105.80)	192.14
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	235.57	85.71	(112.80)	186.84
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,471.62	2,557.33	2,444.53	2,631.37

*	- Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The offering of its Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Capital Resources

     The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s commodity futures trading operations, the Fund’s assets are expected to be highly liquid.

     The entire offering proceeds, without deductions, will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

     Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

     The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

Results of Operations

The returns for the years ended December 31, 2004, 2003, and 2002 were 4.35%, 17.68% and 13.12%, respectively.

2004

For the 2004 increase of 4.35%, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 13.99% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	12.60%

Currencies	2.20

Energy	1.78

Metals	(0.61)

Stock Indices	(1.98)

13.99%

The year began with the Fund posting a positive return in January despite significant volatility throughout the month. The weak U.S. Dollar continued to drive most global markets, including many that had no apparent or direct connection to the Dollar, and in circumstances such as this, subtle shifts in perception can have a disproportionate impact on prices. The Dollar traded lower throughout the month, which was profitable for the Fund’s currency positions. Much of the gain reversed late in the month when markets reacted violently when the Federal Open Market Committee (FOMC) slightly restated its short-term interest rate bias. The interest rate sector was slightly positive despite also having suffered a reversal of earlier gains following the FOMC announcement. The stock index and metals sectors had small losses for the month.

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

In April, interest rates reversed course and started to head higher in response to a perceived change in stance by the U.S. Federal Reserve. In the days that followed, most major market trends also reversed. Fixed income instruments sold off hard and the U.S. Dollar rallied, while precious and base metals and many other physical commodities traded sharply lower. The equities markets also fell. Only the continued rise in energy prices provided modest gains for the Fund in April.

May was a difficult month for systematic trend following strategies and the Fund finished the month with slightly negative performance. Crude oil set record high prices during the month, which led to gains for the Fund in the energy sector. Most fixed income and currency contracts experienced a classic whipsaw. They began the month with the continuation of April’s reversals, but ended the month with a strong rally. Equity prices continued to weaken in the face of higher energy prices and global political uncertainty, which led to losses in the stock indices sector.

June was another month of choppy, range-bound trading, which resulted in negative performance for the Fund in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank’s June 30 interest rate announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

July was a slightly negative month as most markets the Fund traded continued to oscillate in relatively narrow ranges. Interest rate instruments traded lower and then rallied on weaker than expected economic statistics, while equity indices rallied and then declined amid broad earnings disappointments. The U.S. Dollar traded in a narrow range. In the energy sector, a classic whipsaw caused the Fund to exit most of its long positions just before crude oil prices rallied to all-time highs.

August performance was negative as most financial markets continued to be bound by the ranges which had been in place previously. Fixed income instruments rallied profitably during the month, but these gains were quickly offset by losses in the currency sector as the U.S. Dollar strengthened. Small losses resulted from stock index trading as a six-week downtrend reversed sharply, mirroring the rise and fall of crude oil prices. The Fund’s exposure to the highly volatile energy sector was minor as a result of trading filters that kept the Fund out of that sector.

The losses for the Fund continued in September as listless market conditions persisted. While U.S. Dollar and interest rate instruments traded in narrow ranges, the Fund managed small profits in these sectors. These gains were largely offset by losses in the Fund’s small positions in the volatile energy sector. The largest losses for the month came from the equity index positions as positive economic reports late in the month caused stocks to rally towards 90-day highs.

The Fund bounced back with a respectable gain in October. This was primarily as a result of positive performance in the foreign exchange and interest rate sectors, as the long-awaited downward movement in the U.S Dollar began to unfold. Traders reacted to key economic data, including a report of the second highest trade-gap in U.S. history. Following the report, the U.S. Dollar trended broadly lower against other leading currencies. The Fund was on the sidelines in the energy sector during the month as crude oil hit new highs and natural gas traded at the highest prices since the levels reached in February 2003.

The Fund had a strong profitable month in November as the growing momentum in the slide of the U.S. Dollar resulted in a new low against the Euro and multi-year lows against other major currencies. Structural problems of record budget deficits, trade deficits, and current account deficits, and the prospect of four more years of unchanged fiscal and monetary policy had the attention of the foreign exchange markets. Consequently, while the U.S. Dollar has been weak for several years, the recent decline has been very sharp. The foreign exchange and interest rate sectors were profitable in November and were the most profitable sectors for the year.

The Fund finished the year with a positive performance in December and for the year, closing out a year that was confounding for many traders. The big stories for the year were the slide in the U.S. Dollar and the rise and fall of crude oil prices, but high volatility made these markets difficult to trade. Fixed income was the most profitable sector for the Fund in 2004. Long-term interest rates were sharply higher in the first quarter, but reversed in the second quarter despite a Federal Reserve Bank bias toward higher rates. The rally continued through the second half of the year and produced strong returns for the year in the fixed income sector. Equity markets were range-bound for most of the year awaiting the outcome of the election, which was followed by a dramatic rally and delivered some useful gains from the otherwise worst performing sector in 2004.

2003

For the 2003 increase of 17.68%, approximately 27.46% was due to trading gains (before commissions) and approximately 0.98% was due to interest income, offset by approximately 10.76% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 27.46% trading gain by sector is as follows:

Sector	% Gain (Loss)
Currencies	26.22%

Stock Indices	5.70

Metals	(0.34)

Energy	(0.80)

Interest Rates	(3.32)

27.46%

The long-term trends that created opportunity for the Fund in 2002 continued in January 2003, in which profits were earned in every sector. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Fund’s whole portfolio. While the Fund’s systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

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

In April, the Fund’s leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals and stock index sectors.

In May, the uncertainty that remained in April dominated the markets the Fund trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies despite the concern expressed by the United States’ trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Fund particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency contracts were also strongly positive, while losses in the energy and stock index sectors offset some of those gains.

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

The Fund’s performance for July was negative due to significant price reversals in the Fund’s largest positions. The U.S. Dollar’s strong rally caused losses in the Fund’s currency and cross rate sectors. In addition, the sudden sharp sell-off in long-term bonds resulted in losses in the Fund’s long positions. These losses were partially offset by gains in the Fund’s long equity index positions as investor confidence grew in the economic recovery and the potential for improved growth.

The stock indices sector was the best performing sector for the month of August as the U.S. equity markets posted their sixth straight month of gains. Much of this was attributed to improving consumer confidence, federal tax cuts and increased defense spending. The energy sector contributed positive returns as crude oil remained above the thirty-dollar level on continuing supply concerns. Also, the Fund’s short positions in the Japanese Government Bond provided a significant portion of the month’s gains.

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Fund’s portfolio into negative territory late in the month. The Fund finished the 3rd quarter with a negative return, but was positive through September.

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

2002

For the 2002 increase of 13.12%, approximately 22.30% was due to trading gains (before commissions) and approximately 1.62% was due to interest income, offset by approximately 10.80% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 22.30% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	14.98%

Currencies	6.20

Stock Indices	3.42

Metals	(0.34)

Energy	(1.96)

22.30%

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

The high market volatility in January continued into February. Further Enron revelations radiated concern about the accounting practices of other large companies and caused the equity markets to decline early in the month. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Fund’s performance was negative in February with losses in energy, stock indices and long-term interest rates partially offset by gains in short-term interest rates.

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which made up a substantial part of the Fund’s portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Fund was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was one of the most difficult trading months since the Fund began trading. The Fund ended the month down over 4.5%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Fund’s losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

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

The Fund’s positive performance continued in July, posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

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

September was the fifth consecutive month of positive returns for the Fund as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset, by losses in the currency sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Fund’s ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Fund over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currency sector. US equities surprised the market by turning their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply making this the Fund’s worst performing sector in October.

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

The Fund recorded a strong positive performance for December and for the year. The Fund’s core strategy of systematic, diversified trend-following again demonstrated the ability to outperform most other strategies in times of economic weakness and uncertainty. The ability to short markets enabled the Fund to profit as global markets suffered their third consecutive negative year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy and industrial metals.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

     The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

     Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

     The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Standard of Materiality

     Materiality as used in this section, “ Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Fund’s market sensitive instruments.

Quantifying the Fund’s Trading Value at Risk

Quantitative Forward-Looking Statements

     The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

     The Fund’s risk exposure in the various market sectors traded by Campbell & Company is quantified below in terms of Value at Risk. Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized).

     Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

     In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

     In quantifying the Fund’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

     Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

The Fund’s Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2004, 2003 and 2002 and the trading gains/losses by market category for the years then ended. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2004, 2003 and 2002, the Fund’s total capitalization was approximately $4.048 billion, $2.828 billion and $1.618 billion, respectively.

December 31, 2004

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/(LOSS)*
Stock Indices	$192.34 million	4.75%	(1.98)%

Currencies	$192.25 million	4.75%	2.20%

Interest Rates	$112.15 million	2.77%	12.60%

Energy	$ 24.99 million	0.62%	1.78%

Metals	$ 3.93 million	0.10%	(0.61)%

Total	$525.66 million	12.99%	13.99%

* – Of the 4.35% return for the year ended December 31, 2004, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

December 31, 2003

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/(LOSS)*
Currencies	$ 123.33 million	4.36%	26.22%

Interest Rates	$ 91.50 million	3.23%	(3.32)%

Stock Indices	$ 83.05 million	2.94%	5.70%

Energy	$ 27.94 million	0.99%	(0.80)%

Metals	$ 0.73 million	0.03%	(0.34)%

Total	$326.55 million	11.55%	27.46%

* – Of the 17.68% return for the year ended December 31, 2003, approximately 27.46% was due to trading gains (before commissions) and approximately 0.98% was due to interest income, offset by approximately 10.76% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

December 31, 2002

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/(LOSS)*
Currencies	$52.32 million	3.23%	6.20%

Energy	$39.05 million	2.41%	(1.96)%

Interest Rates	$23.75 million	1.47%	14.98%

Stock Indices	$13.28 million	0.82%	3.42%

Metals	$ 3.00 million	0.19%	(0.34)%

Total	$131.40 million	8.12%	22.30%

* – Of the 13.12% return for the year ended December 31, 2002, approximately 22.30% was due to trading gains (before commissions) and approximately 1.62% was due to interest income, offset by approximately 10.80% due to brokerage fees, performance fees and operating and offering costs borne by the Fund.

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions – unusual, but historically recurring from time to time – could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables – as well as the past performance of the Fund – give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Fund’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

     The following were the primary trading risk exposures of the Fund as of December 31, 2004, by market sector.

Currencies

     Exchange rate risk is the principal market exposure of the Fund. The Fund’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates – i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.

Interest Rates

     Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments.

Stock Indices

     The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Fund are limited to futures on broadly based indices. As of December 31, 2004, the Fund’s primary exposures were in the Euro STOXX 50, DAX (Germany), S&P 500 (USA), NASDAQ (USA) and IBEX (Spain) stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous small losses.)

Energy

     The Fund’s primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2004, crude oil and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

     The Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Fund’s portfolio during 2004.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Fund as of December 31, 2004.

Foreign Currency Balances

     The Fund’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions

     The Fund’s only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which open positions must be closed out.

     Campbell & Company controls the risk of the Fund’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

General

     The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.

Item 8. Financial Statements and Supplementary Data

     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 23 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Item 9B. Other Information

     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company’s directors and executive officers are as follows:

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

Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 as Executive Vice President-Research since then. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.

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

Craig A. Weynand, born in 1969, joined Campbell & Company in October 2003 as Vice President and has served as General Counsel since November 2003. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of compliance and trade operations. From May 1990 to September 2003, Mr. Weynand was employed by Morgan Stanley, serving as Senior Trader for Morgan Stanley Futures and Currency Management Inc., a commodity trading advisor, until 1998 and as Vice President – Director of Product Origination & Analysis for the Morgan Stanley Managed Futures Department until his departure. Mr. Weynand holds a B.S. in International Business and Marketing and an M.B.A. in Economics from New York University, and a J.D. from the Fordham University School of Law. Mr. Weynand is a member of the New York State Bar and serves on the Government Relations Committee of the Managed Funds Association. Mr. Weynand is an Associated Person of Campbell & Company.

C. Douglas York, born in 1958, has been employed by Campbell & Company since November 1992, was appointed a Senior Vice President-Trading in 1997, and has served as Executive Vice President-Trading since 2003. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From 1991 to 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Fund, has determined that Theresa D. Becks qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

Code of Ethics

Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, controller, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.

Item 11. Executive Compensation

     The Registrant is managed by its general partner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to up to 8% of the Registrant’s month-end Net Assets per year. From such 8% Brokerage Fee, Campbell & Company remits up to 1% to the Commodity Broker for execution and clearing costs, and 4% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Campbell & Company retains the remaining 3% as management fees (2% for providing advisory fees and 1% for acting as general partner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2004, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2004, Campbell & Company owned 15,051.729 Units of General Partnership Interest having a value of $41,327,984. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.

Item 13. Certain Relationships and Related Transactions

     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees

The aggregate fees billed for professional services rendered by Arthur F. Bell, Jr. & Associates, L.L.C. (”AFB”) for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2004 and 2003 were $46,750 and $38,268, respectively.

(b)	Audit Related Fees

The aggregate fees billed by AFB for the monthly recalculation of the Fund’s net asset value for the years ended December 31, 2004 and 2003 were $14,000 and $9,600, respectively.

(c)	Tax Fees

The aggregate fees billed by AFB for professional services rendered for the preparation and filing of the Fund’s Schedule K-1’s and all necessary federal and state tax returns for the years ended December 31, 2004 and 2003 were $570,920 and $525,892, respectively. During the years ended December 31, 2004 and 2003, a total of 60,072 and 59,114 individual investor K-1s, respectively, were distributed to the Partners.

(d)	All Other Fees

The aggregate fees and expenses billed by AFB for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Fund’s monthly account statements to Partners, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2004 and 2003 were $1,017,229 and $987,062, respectively. During the years ended December 31, 2004 and 2003, a total of 674,196 and 618,868 monthly account statements, respectively, were distributed to Partners.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 23 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

     Exhibit Number                               Description of Document

1.01	Form of Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-43250) filed on August 8, 2000).

1.02	Form of Auxiliary Selling Agreement. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-80933) filed on June 17, 1999).

3.01	Agreement of Limited Partnership of the Registrant dated May 11, 1993. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

Exhibits (continued)

Exhibit Number    Description of Document

3.02	Certificate of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.03	Amended Agreement of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-119259) filed on September 24, 2004).

10.01	Form of Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.02	Form of Customer Agreement between the Registrant and PaineWebber Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.03	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-119259) filed on September 24, 2004).

10.04	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

10.06	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By: CAMPBELL & COMPANY, INC. General Partner

By: /s/ Theresa D. Becks
Theresa D. Becks
Chief Financial Officer, Secretary,
Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 29, 2005.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board

/s/ William C. Clarke, III
William C. Clarke, III	Executive Vice President and Director

/s/ Bruce L. Cleland
Bruce L. Cleland	President, Chief Executive Officer and Director

/s/ Theresa D. Becks
Theresa D. Becks	Chief Financial Officer, Secretary,
Treasurer and Director

/s/ James M. Little
James M. Little	Executive Vice President and Director

/s/ C. Douglas York
C. Douglas York	Executive Vice President and Director

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.

ANNUAL REPORT

December 31, 2004

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

INDEX

PAGES
Independent Auditor’s Report	25

Financial Statements
Statements of Financial Condition
December 31, 2004 and 2003	26

Condensed Schedules of Investments
December 31, 2004 and 2003	27-28

Statements of Operations For the Years
Ended December 31, 2004, 2003 and 2002	29

Statements of Cash Flows For the Years
Ended December 31, 2004, 2003 and 2002	30

Statements of Changes in Partners’ Capital (Net Asset Value)
For the Years Ended December 31, 2004, 2003 and 2002	31

Notes to Financial Statements	32-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P., including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, cash flows and changes in partners’ capital (net asset value) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2004 and 2003, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 22, 2005

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2004 and 2003

	2004	2003
ASSETS
Equity in broker trading accounts
Cash	$201,083,246	$189,245,425
United States government securities	1,871,364,160	1,024,483,288
Unrealized gain on open futures contracts	59,986,708	43,858,230

Deposits with broker	2,132,434,114	1,257,586,943

Cash and cash equivalents	738,065,681	627,405,479
United States government securities	1,299,373,618	899,206,764
Unrealized gain (loss) on open forward currency contracts	(70,137,402)	93,767,551

Total assets	$4,099,736,011	$2,877,966,737

LIABILITIES
Accounts payable	$855,905	$773,818
Brokerage fee	23,425,887	16,243,599
Commissions and other trading fees on open contracts	914,080	373,638
Performance fee	0	16,492,232
Offering costs payable	2,230,619	1,387,938
Redemptions payable	24,163,399	14,594,887

Total liabilities	51,589,890	49,866,112

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 15,051.729 and 10,815.994 units outstanding at December 31, 2004 and 2003	41,327,984	28,460,882
Limited Partners – 1,459,291.150 and 1,063,947.539 units outstanding at December 31, 2004 and 2003	4,006,818,137	2,799,639,743

Total partners’ capital
(Net Asset Value)	4,048,146,121	2,828,100,625

	$4,099,736,011	$2,877,966,737

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,675,000,000	1/06/05	U.S. Treasury Bills	$1,674,618,108	41.37%
$575,000,000	3/17/05	U.S. Treasury Bills	572,424,479	14.14%
$350,000,000	1/13/05	U.S. Treasury Bills	349,808,667	8.64%
$200,000,000	1/27/05	U.S. Treasury Bills	199,734,222	4.93%
$200,000,000	2/17/05	U.S. Treasury Bills	199,459,500	4.93%
$175,000,000	2/03/05	U.S. Treasury Bills	174,692,802	4.32%

		Total United States government securities (cost, including accrued interest, – $3,170,737,778)	$3,170,737,778	78.33%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(7,304,068)	(0.18)%
Metals	2,572,720	0.06%
Stock index	35,075,316	0.87%
Short-term interest rates	(3,149,439)	(0.08)%
Long-term interest rates	31,917,409	0.79%

Total long futures contracts	$59,111,938	1.46%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(4,000,591)	(0.10)%
Short-term interest rates	4,890,991	0.12%
Long-term interest rates	(15,630)	0.00%

Total short futures contracts	$874,770	0.02%

Total futures contracts	$59,986,708	1.48%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$121,005,028	2.99%
Various short forward currency contracts	(191,142,430)	(4.72)%

Total forward currency contracts	$(70,137,402)	(1.73)%

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2003

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,050,000,000	1/08/04	U.S. Treasury Bills	$1,049,820,260	37.12%
$350,000,000	3/18/04	U.S. Treasury Bills	349,378,653	12.35%
$200,000,000	1/29/04	U.S. Treasury Bills	199,860,000	7.07%
$175,000,000	2/05/04	U.S. Treasury Bills	174,843,472	6.18%
$150,000,000	2/26/04	U.S. Treasury Bills	149,787,667	5.30%

		Total United States government securities (cost, including accrued interest, – $1,923,690,052)	$1,923,690,052	68.02%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$12,526,378	0.44%
Metals	4,106,216	0.15%
Stock index	34,144,656	1.21%
Short-term interest rates	5,097,901	0.18%
Long-term interest rates	(8,943,827)	(0.32)%

Total long futures contracts	$46,931,324	1.66%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(354,021)	(0.01)%
Short-term interest rates	183,300	0.00%
Long-term interest rates	(2,902,373)	(0.10)%

Total short futures contracts	$(3,073,094)	(0.11)%

Total futures contracts	$43,858,230	1.55%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$187,420,185	6.63%
Various short forward currency contracts	(93,652,634)	(3.31)%

Total forward currency contracts	$93,767,551	3.32%

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
TRADING GAINS
Futures trading gains (losses)
Realized	$396,317,020	$(53,295,006)	$166,999,777
Change in unrealized	16,128,478	27,050,964	16,316,663
Brokerage commissions	(7,550,124)	(4,574,976)	(4,799,612)

Gain (loss) from futures trading	404,895,374	(30,819,018)	178,516,828

Forward currency and swap trading gains (losses)
Realized	203,232,232	510,354,521	86,515,089
Change in unrealized	(163,904,953)	65,019,392	(13,885,796)
Brokerage commissions	(1,106,990)	(1,017,503)	(619,018)

Gain from forward currency and swap trading	38,220,289	574,356,410	72,010,275

Total trading gains	443,115,663	543,537,392	250,527,103

EXPENSES NET OF INTEREST INCOME
Income
Interest income	43,794,851	21,955,515	18,774,658

Expenses
Brokerage fee	251,008,338	158,423,875	81,002,406
Performance fee	102,769,447	61,928,585	30,713,834
Operating expenses	2,840,344	2,439,006	1,606,269

Total expenses	356,618,129	222,791,466	113,322,509

Expenses net of interest income	(312,823,278)	(200,835,951)	(94,547,851)

NET INCOME	$130,292,385	$342,701,441	$155,979,252

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$100.20	$385.55	$282.19

INCREASE IN NET ASSET VALUE
PER GENERAL AND LIMITED
PARTNER UNIT	$114.36	$395.32	$259.32

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from (for) operating activities
Net income	$130,292,385	$342,701,441	$155,979,252
Adjustments to reconcile net income to net cash (for) operating activities
Net change in unrealized	147,776,475	(92,070,356)	(2,430,867)
Increase (decrease) in accounts payable and accrued expenses	(8,687,415)	24,241,652	3,737,680
Net (purchases) of investments in United States government securities	(1,247,047,726)	(670,929,818)	(537,688,561)

Net cash (for) operating activities	(977,666,281)	(396,057,081)	(380,402,496)

Cash flows from (for) financing activities
Addition of units	1,341,837,619	1,028,600,448	624,223,999
Increase (decrease) in subscription deposits	0	(17,206,853)	16,949,122
Redemption of units	(228,722,464)	(147,291,398)	(98,699,321)
Increase in redemptions payable	9,568,512	5,629,379	4,575,613
Offering costs charged	(23,362,044)	(13,859,058)	(6,773,610)
Increase in offering costs payable	842,681	720,984	252,491

Net cash from financing activities	1,100,164,304	856,593,502	540,528,294

Net increase in cash and cash equivalents	122,498,023	460,536,421	160,125,798

Cash and cash equivalents
Beginning of year	816,650,904	356,114,483	195,988,685

End of year	$939,148,927	$816,650,904	$356,114,483

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$201,083,246	$189,245,425	$41,776,698
Cash and cash equivalents	738,065,681	627,405,479	314,337,785

Total end of year cash and cash equivalents	$939,148,927	$816,650,904	$356,114,483

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2004, 2003 and 2002

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2001	4,881.720	$9,649,832	472,279.945	$933,569,040	477,161.665	$943,218,872

Net income for the year ended December 31, 2002		1,570,353		154,408,899		155,979,252

Additions	2,440.185	5,216,038	291,759.495	619,007,961	294,199.680	624,223,999

Redemptions	(59.001)	(127,571)	(47,726.355)	(98,571,750)	(47,785.356)	(98,699,321)

Offering costs		(68,436)		(6,705,174)		(6,773,610)

Balances at December 31, 2002	7,262.904	16,240,216	716,313.085	1,601,708,976	723,575.989	1,617,949,192

Net income for the year ended December 31, 2003		3,446,561		339,254,880		342,701,441

Additions	3,553.090	8,913,502	406,079.954	1,019,686,946	409,633.044	1,028,600,448

Redemptions	0.000	0	(58,445.500)	(147,291,398)	(58,445.500)	(147,291,398)

Offering costs		(139,397)		(13,719,661)		(13,859,058)

Balances at December 31, 2003	10,815.994	28,460,882	1,063,947.539	2,799,639,743	1,074,763.533	2,828,100,625

Net income for the year ended December 31, 2004		1,300,362		128,992,023		130,292,385

Additions	4,235.735	11,804,000	478,957.592	1,330,033,619	483,193.327	1,341,837,619

Redemptions	0.000	0	(83,613.981)	(228,722,464)	(83,613.981)	(228,722,464)

Offering costs		(237,260)		(23,124,784)		(23,362,044)

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121

Net Asset Value Per General and Limited Partner Unit
	December 31,
2004	2003	2002
$2,745.73	$2,631.37	$2,236.05

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and swap contracts.

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

The Fund’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Fund’s management. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2004, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $2,230,619. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2004, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,654,427.

G.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.	GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The Amended Agreement of Limited Partnership provides that Campbell & Company may make withdrawals of its units, provided that such withdrawals do not reduce Campbell & Company’s aggregate percentage interest in the Fund to less than 1% of the net aggregate contributions.

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

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund’s aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income.

Note 3.	DEPOSITS WITH BROKER

The Fund deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Fund earns interest income on its assets deposited with the broker.

Note 4.	OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2004, 2003 and 2002.

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

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and swap contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2004 and 2003 was $3,170,737,778 and $1,923,690,052, respectively, which equals 78% and 68% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at December 31, 2004 and 2003 was $656,506,665 and $535,480,647, respectively, which equals 16% and 19% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

The Fund trades forward currency and swap contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and swap contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and swap contracts typically involves delayed cash settlement.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

			Forward Currency
	Futures Contracts		and Swap Contracts
	(exchange traded)		(non-exchange traded)
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Gross unrealized gains	$80,577,521	$59,494,849	$160,643,120	$200,933,202
Gross unrealized losses	(20,590,813)	(15,636,619)	(230,780,522)	(107,165,651)

Net unrealized gain	$59,986,708	$43,858,230	$(70,137,402)	$93,767,551

Open contracts generally mature within three months; as of December 31, 2004, the latest maturity date for open futures contracts is September 2005, and the latest maturity date for open forward currency contracts is March 2005. However, the Fund intends to close all contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.	GUARANTEES

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2004, 2003 and 2002. This information has been derived from information presented in the financial statements.

	2004	2003	2002
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,631.37	$2,236.05	$1,976.73

Income (loss) from operations:
Total trading gains (1)	372.91	636.86	442.62
Expenses net of interest income (1)	(240.58)	(225.95)	(171.05)

Total income from operations	132.33	410.91	271.57

Offering costs (1)	(17.97)	(15.59)	(12.25)

Net asset value per unit at end of year	$2,745.73	$2,631.37	$2,236.05

Total Return	4.35%	17.68%	13.12%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	(7.10)%	(7.15)%	(7.11)%
Performance fee	(2.88)%	(2.75)%	(2.64)%

Total expenses	(9.98)%	(9.90)%	(9.75)%

Expenses net of interest income (2)	(5.88)%	(6.17)%	(5.49)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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