Form 10-Q
period 2005-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2005-05-13
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to______________

Commission File number: 0-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

(Exact name of registrant as specified in charter)

Delaware	52-1823554
;
(State of Organization)	(IRS Employer Identification Number)

Court Towers Building
210 West Pennsylvania Avenue,
Baltimore, Maryland 21204

(Address of principal executive offices, including zip code)

(410) 296-3301

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐    No ☑

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	3

Condensed Schedules of Investments as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20-26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$154,453,535	$201,083,246
United States government securities	1,970,001,757	1,871,364,160
Unrealized gain on open futures contracts	80,347,582	59,986,708

Deposits with broker	2,204,802,874	2,132,434,114

Cash and cash equivalents	370,142,662	738,065,681
United States government securities	1,599,017,450	1,299,373,618
Unrealized (loss) on open forward currency contracts	(39,584,890)	(70,137,402)

Total assets	$4,134,378,096	$4,099,736,011

LIABILITIES
Accounts payable	$402,944	$855,905
Brokerage fee	23,665,968	23,425,887
Commissions and other trading fees on open contracts	879,666	914,080
Offering costs payable	1,018,151	2,230,619
Redemptions payable	41,640,656	24,163,399

Total liabilities	67,607,385	51,589,890

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 15,457.382 and 15,051.729 units outstanding at March 31, 2005 and December 31, 2004	40,923,264	41,327,984
Limited Partners – 1,520,625.684 and 1,459,291.150 units outstanding at March 31, 2005 and December 31, 2004	4,025,847,447	4,006,818,137

Total partners’ capital (Net Asset Value)	4,066,770,711	4,048,146,121

	$4,134,378,096	$4,099,736,011

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2005
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$2,065,000,000	4/07/2005	U.S. Treasury Bills	$2,064,221,179	50.76%
$ 625,000,000	6/16/2005	U.S. Treasury Bills	621,437,500	15.28%
$ 350,000,000	4/14/2005	U.S. Treasury Bills	349,711,833	8.60%
$ 200,000,000	5/19/2005	U.S. Treasury Bills	199,330,667	4.90%
$ 175,000,000	5/05/2005	U.S. Treasury Bills	174,600,028	4.29%
$ 160,000,000	4/28/2005	U.S. Treasury Bills	159,718,000	3.93%

		Total United States government securities (cost, including accrued interest, – $3,569,019,207)	$3,569,019,207	87.76%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$18,286,775	0.45%
Metals	1,632,472	0.04%
Stock index	(11,742,493)	(0.29)%
Short-term interest rates	8,321,069	0.20%
Long-term interest rates	47,072,238	1.16%

Total long futures contracts	$63,570,061	1.56%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(1,945,200)	(0.05)%
Metals	(66,831)	0.00%
Stock index	(160,420)	0.00%
Short-term interest rates	4,081,974	0.10%
Long-term interest rates	14,867,998	0.37%

Total short futures contracts	$16,777,521	0.42%

Total futures contracts	$80,347,582	1.98%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(125,217,377)	(3.08)%
Various short forward currency contracts	85,632,487	2.11%

Total forward currency contracts	$(39,584,890)	(0.97)%

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,675,000,000	1/06/05	U.S. Treasury Bills	$1,674,618,108	41.37%
$ 575,000,000	3/17/05	U.S. Treasury Bills	572,424,479	14.14%
$ 350,000,000	1/13/05	U.S. Treasury Bills	349,808,667	8.64%
$ 200,000,000	1/27/05	U.S. Treasury Bills	199,734,222	4.93%
$ 200,000,000	2/17/05	U.S. Treasury Bills	199,459,500	4.93%
$ 175,000,000	2/03/05	U.S. Treasury Bills	174,692,802	4.32%

		Total United States government securities (cost, including accrued interest, – $3,170,737,778)	$3,170,737,778	78.33%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(7,304,068)	(0.18)%
Metals	2,572,720	0.06%
Stock index	35,075,316	0.87%
Short-term interest rates	(3,149,439)	(0.08)%
Long-term interest rates	31,917,409	0.79%

Total long futures contracts	$59,111,938	1.46%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(4,000,591)	(0.10)%
Short-term interest rates	4,890,991	0.12%
Long-term interest rates	(15,630)	0.00%

Total short futures contracts	$874,770	0.02%

Total futures contracts	$59,986,708	1.48%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$121,005,028	2.99%
Various short forward currency contracts	(191,142,430)	(4.72)%

Total forward currency contracts	$(70,137,402)	(1.73)%

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
TRADING GAINS
Futures trading gains (losses)
Realized	$42,247,184	$324,643,906
Change in unrealized	20,360,874	47,473,403
Brokerage commissions	(2,393,373)	(1,986,910)

Gain from futures trading	60,214,685	370,130,399

Forward currency and swap trading gains (losses)
Realized	(186,236,580)	293,833,723
Change in unrealized	30,552,512	(106,819,881)
Brokerage commissions	(361,993)	(208,369)

Gain (loss) from forward currency and swap trading	(156,046,061)	186,805,473

Total trading gains (losses)	(95,831,376)	556,935,872

EXPENSES NET OF INTEREST INCOME
Income
Interest income	23,575,237	6,948,362

Expenses
Brokerage fee	70,188,958	57,810,040
Performance fee	0	102,769,447
Operating expenses	744,084	652,403

Total expenses	70,933,042	161,231,890

Expenses net of interest income	(47,357,805)	(154,283,528)

NET INCOME (LOSS)	$(143,189,181)	$402,652,344

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(95.53)	$360.96

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(98.24)	$358.82

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income (loss)	$(143,189,181)	$402,652,344
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(50,913,386)	59,346,478
Increase (decrease) in accounts payable and accrued expenses	(247,294)	90,336,024
Net (purchases) of investments in United States government securities	(398,281,429)	(873,933,346)

Net cash (for) operating activities	(592,631,290)	(321,598,500)

Cash flows from (for) financing activities
Addition of units	243,811,679	513,870,635
Increase in subscription deposits	0	226,374
Redemption of units	(79,401,472)	(51,792,177)
Increase in redemptions payable	17,477,257	9,671,156
Offering costs charged	(2,596,436)	(4,582,278)
Increase (decrease) in offering costs payable	(1,212,468)	139,488

Net cash from financing activities	178,078,560	467,533,198

Net increase (decrease) in cash and cash equivalents	(414,552,730)	145,934,698

Cash and cash equivalents
Beginning of period	939,148,927	816,650,904

End of period	$524,596,197	$962,585,602

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$154,453,535	$94,176,640
Cash and cash equivalents	370,142,662	868,408,962

Total end of period cash and cash equivalents	$524,596,197	$962,585,602

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2005

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121

Net (loss) for the three months ended March 31, 2005		(1,458,337)		(141,730,844)		(143,189,181)

Additions	405.653	1,080,000	91,225.997	242,731,679	91,631.650	243,811,679

Redemptions	0.000	0	(29,891.463)	(79,401,472)	(29,891.463)	(79,401,472)

Offering costs		(26,383)		(2,570,053)		(2,596,436)

Balances at March 31, 2005	15,457.382	$40,923,264	1,520,625.684	$4,025,847,447	1,536,083.066	$4,066,770,711

Three Months Ended March 31, 2004

Balances at December 31, 2003	10,815.994	$28,460,882	1,063,947.539	$2,799,639,743	1,074,763.533	$2,828,100,625

Net income for the three months ended March 31, 2004		4,053,127		398,599,217		402,652,344

Additions	1,611.939	4,694,000	174,986.985	509,176,635	176,598.924	513,870,635

Redemptions	0.000	0	(17,914.364)	(51,792,177)	(17,914.364)	(51,792,177)

Offering costs		(46,128)		(4,536,150)		(4,582,278)

Balances at March 31, 2004	12,427.933	$37,161,881	1,221,020.160	$3,651,087,268	1,233,448.093	$3,688,249,149

Net Asset Value Per General and Limited Partner Unit
March 31,	December 31,	March 31,	December 31,
2005	2004	2004	2003
$2,647.49	$2,745.73	$2,990.19	$2,631.37

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,018,151. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,018,151.

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

Note 4. OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2005 and 2004.

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

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2005 and December 31, 2004 was $3,569,019,207 and $3,170,737,778, respectively, which equals 88% and 78% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at March 31, 2005 and December 31, 2004 was $293,247,911 and $656,506,665, respectively, which equals 7% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

	Futures Contracts		Forward Currency and Swap Contracts
	(exchange traded)		(non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Gross unrealized gains	$104,576,156	$80,577,521	$136,804,651	$160,643,120
Gross unrealized losses	(24,228,574)	(20,590,813)	(176,389,541)	(230,780,522)

Net unrealized gain (loss)	$80,347,582	$59,986,708	$(39,584,890)	$(70,137,402)

Open contracts generally mature within three months; as of March 31, 2005, the latest maturity date for open futures contracts is December 2005, and the latest maturity date for open forward currency contracts is June 2005. However, the Fund intends to close all contracts prior to maturity.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 8. INTERIM FINANCIAL STATEMENTS

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations, cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,745.73	$2,631.37

Income (loss) from operations:
Total trading gains (losses) (1)	(64.91)	501.24
Expenses net of interest income (1)	(31.60)	(138.31)

Total income (loss) from operations	(96.51)	362.93

Offering costs (1)	(1.73)	(4.11)

Net asset value per unit at end of period	$2,647.49	$2,990.19

Total Return (3)	(3.58)%	13.64%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	(7.03)%	(7.35)%
Performance fee (3)	0.00%	(3.23)%

Total expenses	(7.03)%	(10.58)%

Expenses net of interest income (2), (4)	(4.69)%	(6.48)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $4,214,578,266 have been accepted during the continuing offering period as of March 31, 2005. Redemptions over the same time period total $781,877,646. The Fund commenced operations on April 18, 1994.

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

Results of Operations

The returns for the three months ending March 31, 2005 and 2004 were (3.58)% and 13.64%, respectively.

2005

For the 2005 year-to-date decrease of 3.58%, approximately 2.27% was due to trading losses (before commissions) and approximately 0.58% was due to interest income, offset by approximately 1.89% due to brokerage fees, and operating and offering costs borne by the Fund. An analysis of the 2.27% trading losses by sector is as follows:

Sector	% Gain (Loss)
Energy	1.87%

Interest Rates	0.56

Metals	0.25

Stock Indices	(1.13)

Currencies	(3.82)

(2.27)%

The late December reversal of the major trends in currencies and equities persisted into January leaving the Fund with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Fund. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.

The rally in the U.S. Dollar failed early in February and the Dollar ended the month lower. However, the small gains on the Fund’s U.S. Dollar short positions were offset by losses in its non-Dollar currency pairs, resulting in losses in the currency sector overall. This was a difficult interest rate environment with different pressures observable at different points along the yield curve. Consequently, the Fund’s short-term interest rate positions were positive, but not profitable enough to offset the losses in long-term interest rates. The stock index sector was the best performing sector for the month as the equity markets reversed again and traded higher reclaiming a portion of the losses in January. Crude oil’s continued rally also contributed profits for the month.

The Fund had a small trading profit in the month of March. The gains for the month were in the interest rate sector, as both short-term and long-term positions were profitable, and in the energy sector where crude oil made a new high. The U.S. Dollar closed higher for the month, reversing a long downtrend, which caused losses for the Fund. In addition, the Fund incurred losses in its non-Dollar currency positions in March making the currency sector the worst performing sector for the first quarter. The equity index markets also reversed and ended the month lower which caused losses for the Fund.

2004

For the 2004 year-to-date increase of 13.64%, approximately 18.70% was due to trading gains (before commissions) and approximately 0.22% was due to interest income, offset by approximately 5.28% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 18.70% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	11.38%

Currencies	6.56

Energy	1.34

Metals	(0.14)

Stock Indices	(0.44)

18.70%

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

Standard of Materiality

     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

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

     The Fund’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The one day 97.5% confidence level of the Fund’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

     The Fund uses approximately one year of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.

     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

     The Fund’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.

     VaR models, including the Fund’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Fund in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

     Because the business of the Fund is the speculative trading of futures, forwards and options, the composition of the Fund’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Fund’s Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2005 and December 31, 2004 and the trading gains/losses by market category for the three months ended March 31, 2005 and the year ended December 31, 2004.

	March 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.91%	(3.82)%
Long Interest Rates	0.51%	(0.74)%
Short Interest Rates	0.21%	1.30%
Stock Indices	0.55%	(1.13)%
Energy	0.24%	1.87%
Metals	0.07%	0.25%

Aggregate/Total	1.32%	(2.27)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended March 31, 2005, approximately 2.27% was due to trading losses (before commissions) and approximately 0.58% due to interest income, offset by approximately 1.89% due to brokerage fees and operating and offering costs borne by the Fund giving a net return of (3.58)%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.15%	2.20%
Long Interest Rates	0.83%	10.03%
Short Interest Rates	0.26%	2.57%
Stock Indices	0.60%	(1.98)%
Energy	0.18%	1.78%
Metals	0.11%	(0.61)%

Aggregate/Total	1.84%	13.99%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.35%.

Material Limitations of Value at Risk as an Assessment of Market Risk

     The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

     VaR is not necessarily representative of historic risk nor should it be used to predict the Fund’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Fund’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

     The following were the primary trading risk exposures of the Fund as of March 31, 2005, by market sector.

Currencies

     Exchange rate risk is the principal market exposure of the Fund. The Fund’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.

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

Metals

     The Fund’s metals market exposure is to fluctuations in the price of copper, nickel and zinc.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Fund as of March 31, 2005.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which Campbell & Company attempts to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which open positions must be closed out.

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

Item 4. Submissions of Matters to a vote of Security Holders.

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number	Description of Document
31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securties Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securties Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

     (b) Reports of Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 -E 3

31.02	Certification by Chief Financial Officer	E 4 -E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

- E 1 -