Form 10-Q
period 2005-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2005-08-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Total number of Pages: 29

Page
PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Statements of Financial Condition as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

Condensed Schedules of Investments as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.Quantitative and Qualitative Disclosure About Market Risk	21-27

Item 4.Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$270,730,385	$201,083,246
United States government securities	2,103,616,001	1,871,364,160
Unrealized gain on open futures contracts	138,303,531	59,986,708

Deposits with broker	2,512,649,917	2,132,434,114

Cash and cash equivalents	479,906,550	738,065,681
United States government securities	1,496,665,756	1,299,373,618
Unrealized gain (loss) on open forward currency contracts	150,603,873	(70,137,402)

Total assets	$4,639,826,096	$4,099,736,011

LIABILITIES
Accounts payable	$530,865	$855,905
Brokerage fee	26,737,628	23,425,887
Commissions and other trading fees on open contracts	822,119	914,080
Offering costs payable	753,013	2,230,619
Redemptions payable	55,534,827	24,163,399

Total liabilities	84,378,452	51,589,890

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 15,495.003 and 15,051.729 units outstanding at June 30, 2005 and December 31, 2004	46,014,736	41,327,984
Limited Partners – 1,518,508.274 and 1,459,291.150 units outstanding at June 30, 2005 and December 31, 2004	4,509,432,908	4,006,818,137

Total partners’ capital (Net Asset Value)	4,555,447,644	4,048,146,121

	$4,639,826,096	$4,099,736,011

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2005
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,265,000,000	08/04/2005	U.S. Treasury Bills	1,261,675,454	27.70%
$975,000,000	07/07/2005	U.S. Treasury Bills	974,563,687	21.39%
$800,000,000	09/15/2005	U.S. Treasury Bills	795,110,667	17.45%
$350,000,000	07/14/2005	U.S. Treasury Bills	349,659,382	7.68%
$220,000,000	Various	U.S. Treasury Bills	219,272,567	4.81%

		Total United States government securities (cost, including accrued interest, – $3,600,281,757)	$3,600,281,757	79.03%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$13,924,846	0.30%
Metals	2,663,863	0.06%
Stock index	(1,720,121)	(0.04)%
Short-term interest rates	49,934,587	1.10%
Long-term interest rates	73,276,916	1.61%

Total long futures contracts	$138,080,091	3.03%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$125,140	0.01%
Metals	98,300	0.00%

Total short futures contracts	$223,440	0.01%

Total futures contracts	$138,303,531	3.04%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(10,186,597)	(0.22)%
Various short forward currency contracts	160,790,470	3.53%

Total forward currency contracts	$150,603,873	3.31%

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,675,000,000	01/06/05	U.S. Treasury Bills	$1,674,618,108	41.37%
$575,000,000	03/17/05	U.S. Treasury Bills	572,424,479	14.14%
$350,000,000	01/13/05	U.S. Treasury Bills	349,808,667	8.64%
$200,000,000	01/27/05	U.S. Treasury Bills	199,734,222	4.93%
$200,000,000	02/17/05	U.S. Treasury Bills	199,459,500	4.93%
$175,000,000	02/03/05	U.S. Treasury Bills	174,692,802	4.32%

		Total United States government securities (cost, including accrued interest, – $3,170,737,778)	$3,170,737,778	78.33%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(7,304,068)	(0.18)%
Metals	2,572,720	0.06%
Stock index	35,075,316	0.87%
Short-term interest rates	(3,149,439)	(0.08)%
Long-term interest rates	31,917,409	0.79%

Total long futures contracts	$59,111,938	1.46%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(4,000,591)	(0.10)%
Short-term interest rates	4,890,991	0.12%
Long-term interest rates	(15,630)	0.00%

Total short futures contracts	$874,770	0.02%

Total futures contracts	$59,986,708	1.48%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$121,005,028	2.99%
Various short forward currency contracts	(191,142,430)	(4.72)%

Total forward currency contracts	$(70,137,402)	(1.73)%

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$172,824,034	$(74,141,124)	$215,071,218	$250,502,782
Change in unrealized	57,955,949	(115,507,954)	78,316,823	(68,034,551)
Brokerage commissions	(3,336,329)	(1,298,051)	(5,729,702)	(3,284,961)

Gain (loss) from futures trading	227,443,654	(190,947,129)	287,658,339	179,183,270

Forward and swap trading gains (losses)
Realized	129,026,292	(104,112,141)	(57,210,288)	189,721,582
Change in unrealized	190,188,763	(39,628,474)	220,741,275	(146,448,355)
Brokerage commissions	(252,306)	(173,885)	(614,299)	(382,254)

Gain (loss) from forward and swap trading	318,962,749	(143,914,500)	162,916,688	42,890,973

Total trading gains (losses)	546,406,403	(334,861,629)	450,575,027	222,074,243

EXPENSES NET OF INTEREST INCOME
Income
Interest income	28,314,026	8,561,334	51,889,263	15,509,696

Expenses
Brokerage fee	75,927,298	61,761,775	146,116,256	119,571,815
Performance fee	0	0	0	102,769,447
Operating expenses	753,420	691,306	1,497,504	1,343,709

Total expenses	76,680,718	62,453,081	147,613,760	223,684,971

Expenses net of interest income	(48,366,692)	(53,891,747)	(95,724,497)	(208,175,275)

NET INCOME (LOSS)	$498,039,711	$(388,753,376)	$354,850,530	$13,898,968

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$323.87	$(303.89)	$233.71	$11.61

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$322.16	$(313.09)	$223.92	$45.73

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income	$354,850,530	$13,898,968
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized	(299,058,098)	214,482,906
Increase (decrease) in accounts payable and accrued expenses	2,894,740	(12,527,212)
Net (purchases) of investments in United States government securities	(429,543,979)	(1,098,181,775)

Net cash (for) operating activities	(370,856,807)	(882,327,113)

Cash flows from (for) financing activities
Addition of units	408,421,751	889,580,194
Increase in subscription deposits	0	206,000
Redemption of units	(250,763,139)	(114,762,090)
Increase in redemptions payable	31,371,428	5,889,722
Offering costs charged	(5,207,619)	(10,314,174)
Increase (decrease) in offering costs payable	(1,477,606)	522,694

Net cash from financing activities	182,344,815	771,122,346

Net (decrease) in cash and cash equivalents	(188,511,992)	(111,204,767)

Cash and cash equivalents
Beginning of period	939,148,927	816,650,904

End of period	$750,636,935	$705,446,137

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$270,730,385	$112,196,567
Cash and cash equivalents	479,906,550	593,249,570

Total end of period cash and cash equivalents	$750,636,935	$705,446,137

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2005

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121
Net income for the six months ended June 30, 2005		3,559,420		351,291,110		354,850,530
Additions	443.274	1,180,000	150,194.511	407,241,751	150,637.785	408,421,751
Redemptions	0.000	0	(90,977.387)	(250,763,139)	(90,977.387)	(250,763,139)
Offering costs		(52,668)		(5,154,951)		(5,207,619)

Balances at June 30, 2005	15,495.003	$46,014,736	1,518,508.274	$4,509,432,908	1,534,003.277	$4,555,447,644

Six Months Ended June 30, 2004

Balances at December 31, 2003	10,815.994	$28,460,882	1,063,947.539	$2,799,639,743	1,074,763.533	$2,828,100,625
Net income for the six months ended June 30, 2004		118,014		13,780,954		13,898,968
Additions	2,925.930	8,314,000	310,347.299	881,266,194	313,273.229	889,580,194
Redemptions	0.000	0	(40,868.707)	(114,762,090)	(40,868.707)	(114,762,090)
Offering costs		(104,391)		(10,209,783)		(10,314,174)

Balances at June 30, 2004	13,741.924	$36,788,505	1,333,426.131	$3,569,715,018	1,347,168.055	$3,606,503,523

Net Asset Value Per General and Limited Partner Unit
June 30,	December 31,	June 30,	December 31,
2005	2004	2004	2003
$2,969.65	$2,745.73	$2,677.10	$2,631.37

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $753,013. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $753,013.

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

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the three months and six months ended June 30, 2005 and 2004.

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

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2005 and December 31, 2004 was $3,600,281,757 and $3,170,737,778, respectively, which equals 79% and 78% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at June 30, 2005 and December 31, 2004 was $424,724,841 and $656,506,665, respectively, which equals 9% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

	Futures Contracts		Forward Currency and Swap Contracts
	(exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
Gross unrealized gains	$153,810,623	$80,577,521	$219,909,104	$160,643,120
Gross unrealized losses	(15,507,092)	(20,590,813)	(69,305,231)	(230,780,522)

Net unrealized gain (loss)	$138,303,531	$59,986,708	$150,603,873	$(70,137,402)

Open contracts generally mature within three months; as of June 30, 2005, the latest maturity date for open futures contracts is March 2006, and the latest maturity date for open forward currency contracts is September 2005. However, the Fund intends to close all contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,647.49	$2,990.19	$2,745.73	$2,631.37

Income (loss) from operations:
Total trading gains (losses) (1)	355.30	(266.48)	290.40	228.20
Expenses net of interest income (1)	(31.45)	(42.13)	(63.05)	(173.86)

Total income (loss) from operations	323.85	(308.61)	227.35	54.34

Offering costs (1)	(1.69)	(4.48)	(3.43)	(8.61)

Net asset value per unit at end of period	$2,969.65	$2,677.10	$2,969.65	$2,677.10

Total Return (3)	12.17%	(10.47)%	8.16%	1.74%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	(7.22)%	(6.92)%	(7.10)%	(7.15)%
Performance fee (3)	0.00%	0.00%	0.00%	(3.04)%

Total expenses	(7.22)%	(6.92)%	(7.10)%	(10.19)%

Expenses net of interest income (2), (4)	(4.55)%	(5.97)%	(4.60)%	(6.23)%

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
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $4,379,188,338 have been accepted during the continuing offering period as of June 30, 2005. Redemptions over the same time period total $953,239,313. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the six months ending June 30, 2005 and 2004 were 8.16% and 1.74%, respectively.
2005
For the 2005 year-to-date increase of 8.16%, approximately 10.74% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 3.83% due to brokerage fees, and operating and offering costs borne by the Fund. An analysis of the 10.74% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	8.84%
Currencies	3.81
Energy	1.60
Metals	0.19
Stock Indices	(3.70)

10.74%

The late December 2004 reversal of the major trends in currencies and equities persisted into January 2005 leaving the Fund with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Fund. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.
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
Gains in the interest rate and currency sectors led to a positive return for April. Interest rate instruments continued the rally which began in late March. The energy sector was the worst performing sector for the month. Crude oil prices fell by almost $8 a barrel, which, combined with the related sell-off in other energy products, resulted in losses for the month. Equity indices were also negative with stock prices ending lower following sharp declines mid-month.

The Fund had a positive return in May which brought the Fund’s year-to-date return into positive territory. The interest rate and currency sectors continued their profitability in April into May. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the U.S. Dollar topped off a six week rally that led to its highest level since before the U.S. elections last year which benefited the Fund’s currency positions. The Fund’s interest rate positions benefited from the U.S. 10-year Treasury yield being pushed once again below 4%.
In June, global uncertainties continued to provide profitable trends for the Fund. The U.S. Dollar was up sharply in June to new six month highs, as the Euro and Yen continued a steep six-week slide. A further flattening of the yield curve provided a profitable opportunity for the Fund’s models and the fixed income sector. Several energy markets made new all-time highs in June contributing to the Fund’s profits for the month.
2004
For the 2004 year-to-date increase of 1.74%, approximately 8.30% was due to trading gains (before commissions) and approximately 0.46% was due to interest income, offset by approximately 7.02% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 8.30% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	6.59%
Currencies	2.25
Energy	1.79
Metals	(0.19)
Stock Indices	(2.14)

8.30%

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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the six months ended June 30, 2005 and the year ended December 31, 2004.
June 30, 2005

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.30%	3.81%
Long Interest Rates	0.94%	5.22%
Energy	0.48%	1.60%
Short Interest Rates	0.39%	3.62%
Stock Indices	0.39%	(3.70)%
Metals	0.05%	0.19%

Aggregate/Total	1.93%	10.74%

*-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**-	Of the return for the six months ended June 30, 2005, approximately 10.74% was due to trading gains (before commissions) and approximately 1.25% due to interest income, offset by approximately 3.83% due to brokerage fees and operating and offering costs borne by the Fund giving a net return of 8.16%.

December 31, 2004

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.15%	2.20%
Long Interest Rates	0.83%	10.03%
Short Interest Rates	0.26%	2.57%
Stock Indices	0.60%	(1.98)%
Energy	0.18%	1.78%
Metals	0.11%	(0.61)%

Aggregate/Total	1.84%	13.99%

*-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**-	Of the return for the year ended December 31, 2004, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.35%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Fund as of June 30, 2005, by market sector.
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
     The following were the only non-trading risk exposures of the Fund as of June 30, 2005.
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

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 2005.

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