Form 10-Q
period 2005-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2005-11-14
CIK 910467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Total number of Pages: 30

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

Condensed Schedule of Investments as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22-28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION	29

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$322,395,910	$201,083,246
United States government securities	2,196,791,111	1,871,364,160
Net unrealized gain on open futures contracts	93,565,840	59,986,708

Total equity in broker trading accounts	2,612,752,861	2,132,434,114

Cash and cash equivalents	535,185,852	738,065,681
United States government securities	1,546,091,825	1,299,373,618
Net unrealized gain (loss) on open forward currency contracts	98,308,547	(70,137,402)

Total assets	$4,792,339,085	$4,099,736,011

LIABILITIES
Accounts payable	$622,508	$855,905
Brokerage fee	27,250,751	23,425,887
Commissions and other trading fees on open contracts	734,667	914,080
Offering costs payable	1,367,188	2,230,619
Redemptions payable	21,720,589	24,163,399
Subscription deposits	10,000	0

Total liabilities	51,705,703	51,589,890

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 16,220.970 and 15,051.729 units outstanding at September 30, 2005 and December 31, 2004	47,489,323	41,327,984
Limited Partners – 1,603,038.760 and 1,459,291.150 units outstanding at September 30, 2005 and December 31, 2004	4,693,144,059	4,006,818,137

Total partners’ capital (Net Asset Value)	4,740,633,382	4,048,146,121

Total liabilities and partners’ capital	$4,792,339,085	$4,099,736,011

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2005
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,090,000,000	11/03/2005	U.S. Treasury Bills	$1,086,652,792	22.92%
$1,069,000,000	10/06/2005	U.S. Treasury Bills	1,068,547,160	22.54%
$800,000,000	12/15/2005	U.S. Treasury Bills	794,500,000	16.76%
$400,000,000	10/13/2005	U.S. Treasury Bills	399,583,333	8.43%
$395,000,000	Various	U.S. Treasury Bills	393,599,651	8.30%

		Total United States government securities (cost, including accrued interest, – $3,742,882,936)	$3,742,882,936	78.95%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(1,586,470)	(0.03)%
Metals	6,915,536	0.15%
Stock index	51,413,721	1.08%
Short-term interest rates	(86,382)	0.00%
Long-term interest rates	(8,493,738)	(0.18)%

Total long futures contracts	$48,162,667	1.02%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(6,083,914)	(0.13)%
Metals	(19,413)	0.00%
Short-term interest rates	23,092,449	0.48%
Long-term interest rates	28,414,051	0.60%

Total short futures contracts	$45,403,173	0.95%

Total futures contracts	$93,565,840	1.97%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(266,964,818)	(5.63)%
Various short forward currency contracts	365,273,365	7.70%

Total forward currency contracts	$98,308,547	2.07%

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$128,973,892	$(67,286,260)	$344,045,110	$183,216,522
Change in unrealized	(44,737,691)	38,667,830	33,579,132	(29,366,721)
Brokerage commissions	(3,316,162)	(1,643,945)	(9,045,864)	(4,928,906)

Net gain (loss) from futures trading	80,920,039	(30,262,375)	368,578,378	148,920,895

Forward and swap trading gains (losses)
Realized	(42,624,855)	(164,500,572)	(99,835,143)	25,221,010
Change in unrealized	(52,295,326)	112,072,767	168,445,949	(34,375,588)
Brokerage commissions	(383,025)	(255,640)	(997,324)	(637,894)

Net gain (loss) from forward and swap trading	(95,303,206)	(52,683,445)	67,613,482	(9,792,472)

Total net trading gains (losses)	(14,383,167)	(82,945,820)	436,191,860	139,128,423

EXPENSES NET OF INTEREST INCOME
Income
Interest income	35,563,671	11,803,463	87,452,934	27,313,159

Expenses
Brokerage fee	80,030,707	63,202,092	226,146,963	182,773,907
Performance fee	0	0	0	102,769,447
Operating expenses	698,084	736,120	2,195,587	2,079,829

Total expenses	80,728,791	63,938,212	228,342,550	287,623,183

Expenses net of interest income	(45,165,120)	(52,134,749)	(140,889,616)	(260,310,024)

NET INCOME (LOSS)	$(59,548,287)	$(135,080,569)	$295,302,244	$(121,181,601)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(38.20)	$(98.46)	$192.78	$(96.52)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(42.00)	$(102.60)	$181.92	$(56.87)

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income (loss)	$295,302,244	$(121,181,601)
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(202,025,081)	63,742,309
Increase (decrease) in accounts payable and accrued expenses	3,412,054	(11,499,251)
Net (purchases) of investments in United States government securities	(572,145,158)	(1,223,579,115)

Net cash (for) operating activities	(475,455,941)	(1,292,517,658)

Cash flows from (for) financing activities
Addition of units	729,058,890	1,120,275,862
Increase in subscription deposits	10,000	450,010
Redemption of units	(325,752,336)	(159,714,378)
Offering costs	(9,427,778)	(15,939,454)

Net cash from financing activities	393,888,776	945,072,040

Net (decrease) in cash and cash equivalents	(81,567,165)	(347,445,618)

Cash and cash equivalents
Beginning of period	939,148,927	816,650,904

End of period	$857,581,762	$469,205,286

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$322,395,910	$105,298,251
Cash and cash equivalents	535,185,852	363,907,035

Total end of period cash and cash equivalents	$857,581,762	$469,205,286

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2005

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121
Net income for the nine months ended September 30, 2005	—	2,967,720	—	292,334,524	—	295,302,244

Additions	1,169.241	3,280,000	259,535.812	725,778,890	260,705.053	729,058,890
Redemptions	0.000	0	(115,788.202)	(323,309,526)	(115,788.202)	(323,309,526)
Offering costs	—	(86,381)	—	(8,477,966)	—	(8,564,347)

Balances at September 30, 2005	16,220.970	$47,489,323	1,603,038.760	$4,693,144,059	1,619,259.730	$4,740,633,382

Nine Months Ended September 30, 2004

Balances at December 31, 2003	10,815.994	$28,460,882	1,063,947.539	$2,799,639,743	1,074,763.533	$2,828,100,625

Net (loss) for the nine months ended September 30, 2004	—	(1,258,890)	—	(119,922,711)	—	(121,181,601)

Additions	3,612.750	10,114,000	397,719.441	1,110,161,862	401,332.191	1,120,275,862

Redemptions	0.000	0	(59,461.849)	(163,405,101)	(59,461.849)	(163,405,101)

Offering costs	—	(169,191)	—	(16,500,996)	—	(16,670,187)

Balances at September 30, 2004	14,428.744	$37,146,801	1,402,205.131	$3,609,972,797	1,416,633.875	$3,647,119,598

Net Asset Value per General and Limited Partner Unit

September 30,	December 31,	September 30,	December 31,
2005	2004	2004	2003
$2,927.65	$2,745.73	$2,574.50	$2,631.37

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

The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses. Income taxes have not been provided, as each partner is individually liable for the taxes, if any, on their share of the Fund’s income and expenses.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company, the general partner) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,367,188. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,367,188.

G.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

H.	Reclassification

Certain amounts in the 2004 financial statements were reclassified to conform with the 2005 presentation.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 2.	GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The Amended Agreement of Limited Partnership provides that Campbell & Company may make withdrawals of its units, provided that such withdrawals do not reduce Campbell & Company’s aggregate percentage interest in the Fund to less than 1% of the net aggregate contributions. Campbell & Company is required by the Amended Agreement of Limited Partnership to maintain a net worth equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Fund. The minimum net worth shall in no case be less than $50,000 nor shall a net worth in excess of $1,000,000 be required.

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

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the three months and nine months ended September 30, 2005 and 2004.

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

Purchases and sales of futures contracts require margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2005 and December 31, 2004 was $3,742,882,936 and $3,170,737,778, respectively, which equals 79% and 78% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at September 30, 2005 and December 31, 2004 was $415,178,424 and $656,506,665, respectively, which equals 9% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:
	Futures Contracts		Forward Currency and Swap Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Gross unrealized gains	$114,420,217	$80,577,521	$407,533,103	$160,643,120
Gross unrealized losses	(20,854,377)	(20,590,813)	(309,224,556)	(230,780,522)

Net unrealized gain (loss)	$93,565,840	$59,986,708	$98,308,547	$(70,137,402)

Open contracts generally mature within three months; as of September 30, 2005, the latest maturity date for open futures contracts is June 2006, and the latest maturity date for open forward currency contracts is December 2005. However, the Fund intends to close all contracts prior to maturity.
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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,969.65	$2,677.10	$2,745.73	$2,631.37

Income (loss) from operations:
Total trading gains (losses) (1)	(10.88)	(59.97)	279.48	163.74
Expenses net of interest income (1)	(28.97)	(38.00)	(91.97)	(207.33)

Total income (loss) from operations	(39.85)	(97.97)	187.51	(43.59)

Offering costs (1)	(2.15)	(4.63)	(5.59)	(13.28)

Net asset value per unit at end of period	$2,927.65	$2,574.50	$2,927 65	$2,574.50

Total Return (3)	(1.41)%	(3.83)%	6.63%	(2.16)%

Supplemental Data

Ratios to average net assets:
Expenses prior to performance fee (4)	7.04%	7.05%	7.10%	7.11%
Performance fee (3)	0.00%	0.00%	0.00%	2.96%

Total expenses	7.04%	7.05%	7.10%	10.07%

Expenses net of interest income (2), (4)	3.94%	5.75%	4.38%	6.06%

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
The offering of Campbell Strategic Allocation Fund L.P.’s (the Fund) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $4,699,825,477 have been accepted during the continuing offering period as of September 30, 2005. Redemptions over the same time period total $1,025,785,700. The Fund commenced operations on April 18, 1994.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 1 of the Financial Statements.
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
Results of Operations
The returns for the nine months ending September 30, 2005 and 2004 were 6.63% and (2.16)%, respectively.
2005
For the 2005 year-to-date increase of 6.63%, approximately 10.35% was due to trading gains (before commissions) and approximately 2.04% was due to interest income, offset by approximately 5.76% due to brokerage fees, and operating and offering costs borne by the Fund. An analysis of the 10.35% trading gains by sector is as follows:

Sector	% Gain (Loss)
Energy	4.49%

Interest Rates	3.19

Currencies	1.72

Metals	0.55

Stock Indices	0.40

10.35%

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
The Fund reported its fourth consecutive monthly gain in July. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the U.S. Dollar was recovered the following day. The equity markets ended the month broadly higher and were the Fund’s most profitable sector, while the interest rates sector traded lower and generated the Fund’s largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a profit for the Fund’s long positions.
August saw sharp trend reversals occur in each of the major financial sectors, resulting in losses for the Fund. The currency sector was the Fund’s worst performing sector. The U.S. Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the interest rates sector, resulting in losses at both ends of the yield curve. Equities trended higher in July, but record energy prices caused a sharp sell-off in August and resulted in a loss in this sector. The energy and metal sectors were the only profitable sectors in the Fund this month, but the size of positions was not sufficient to offset the losses incurred in the financial sectors.
In September, the Fund saw many of the trends in the major financial sectors resume their course. The same sectors that reversed so sharply in August were the most profitable this month, while the energy sector was the only sector that had losses in September. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. The Fund lost money on some non-U.S. Dollar trades, however the currency sector was profitable overall. The equities sector also finished higher. Fixed income instruments ended lower after the sharp reversals in August and provided solid gains for the Fund’s short positions.

2004
For the 2004 year-to-date decrease of (2.16)%, approximately 5.99% was due to trading gains (before commissions) and approximately 0.79% was due to interest income, offset by approximately 8.94% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 5.99% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	8.13%

Energy	1.53

Currencies	0.90

Metals	(0.30)

Stock Indices	(4.27)

5.99%

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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the nine months ended September 30, 2005 and the year ended December 31, 2004.
September 30, 2005

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.45%	1.72%
Energy	0.58%	4.49%
Stock Indices	0.56%	0.40%
Long Interest Rates	0.36%	1.31%
Short Interest Rates	0.27%	1.88%
Metals	0.05%	0.55%

Aggregate/Total	1.65%	10.35%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2005, approximately 10.35% was due to trading gains (before commissions) and approximately 2.04% due to interest income, offset by approximately 5.76% due to brokerage fees and operating and offering costs borne by the Fund giving a net return of 6.63%.
December 31, 2004

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.15%	2.20%
Long Interest Rates	0.83%	10.03%
Short Interest Rates	0.26%	2.57%
Stock Indices	0.60%	(1.98)%
Energy	0.18%	1.78%
Metals	0.11%	(0.61)%

Aggregate/Total	1.84%	13.99%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.35%.

Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Fund as of September 30, 2005, by market sector.
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
     The following represent non-trading risk exposures of the Fund as of September 30, 2005.
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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description of Document
31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2005.

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