Form 10-K
period 2005-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2006-03-31
CIK 910467

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2005
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
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerate filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
The Registrant has no voting stock. As of December 31, 2005 there were 1,720,974.089 Units of General and Limited Partnership Interest issued and outstanding.
Total number of pages 45. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

Page
PART I

ITEM 1. BUSINESS	1-2

ITEM 1A. RISKS FACTORS	2-9

ITEM 1B. UNRESOLVED STAFF COMMENTS	9

ITEM 2. PROPERTIES	9

ITEM 3. LEGAL PROCEEDINGS	9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10

ITEM 6. SELECTED FINANCIAL DATA	10-11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19-24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24

ITEM 9A. CONTROLS AND PROCEDURES	24

ITEM 9B. OTHER INFORMATION	24

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	24-26

ITEM 11. EXECUTIVE COMPENSATION	26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	27

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	27-28

SIGNATURES
CERTIFICATIONS
DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated July 11, 2005 included within the Post-Effective Amendment Number 1 to the Registration Statement on Form S-1 (File No. 333-119259), incorporated by reference into Parts I, II, III and IV.

PART I
Item 1. Business
          Campbell Strategic Allocation Fund, L.P. (the “Registrant” or the “Fund”) is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward, option and swap markets. Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). The Registrant’s operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.
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
          A total of $5,104,056,650 has been raised in the initial and continuing offering periods through December 31, 2005.
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
Operations
          A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face, “ “Campbell & Company, Inc.,” “Conflicts of Interest” and “Charges to the Fund,” and such description is incorporated herein by reference from the Prospectus.
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
          The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of March 2006, the Fund’s assets are allocated to the different market sectors in approximately the following manner: 52% to currencies, 27% to interest rates, 10% to energy products, 9% to stock indices, and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.
          The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
The Fund files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund’s filings are posted on the SEC’s website at http://www.sec.gov.
Item 1A. Risk Factors
The following is a discussion of the risk factors applicable to the Registrant:
You Could Possibly Lose Your Total Investment in the Fund
     Futures, forward and option contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.

The Fund is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net assets. The ratio of margin to equity is typically 10% to 20%, but can range from 5% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
Your Investment Could be Illiquid
     Futures, forward and option positions cannot always be liquidated at the desired price. The prices at which a sale or purchase occur may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.
     Unexpected market illiquidity has caused major losses in recent years in such sectors as emerging markets and mortgage-backed securities. There can be no assurance that the same will not happen to the Fund at any time or from time to time. The large size of the positions which Campbell & Company, as trading advisor, acquires for the Fund increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.
     Also, there is no secondary market for the units and none is expected to develop. While the units have redemption rights, there are restrictions. For example, redemptions can occur only at the end of a month. If a large number of redemption requests were to be received at one time, the Fund might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Fund and consequently your investment.
     Transfers of interest in the units are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Fund.
Forward and Option Transactions are Over-the-Counter, are Not Regulated and are Subject to Credit Risk
     The Fund trades forward and option contracts in foreign currencies. Such contracts are typically traded “over-the-counter” through a dealer market, which is dominated by major money center and investment banks, and are not regulated by the Commodity Futures Trading Commission (“CFTC”). Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward and option contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund in certain circumstances to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided. Also, the Fund faces the risk of nonperformance by its counterparties to forward and option contracts, and such nonperformance may cause some or all of its gains to remain unrealized.
     The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits, if any. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers that Campbell & Company believes to be creditworthy.
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Fund to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
An Investment in the Fund May Not Diversify an Overall Portfolio
     Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures, forward, option and swap contracts, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite.
     Because of this non-correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures, forward, option and swap markets are fundamentally different from the securities markets in that for every gain in futures, forward, option and swap trading, there is an equal and offsetting loss. If the Fund does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Fund may have no gains to offset your losses from other investments.
Trading Risks
Campbell & Company Analyzes Primarily Technical Market Data
     The trading systems used by the general partner for the Fund are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures, forward and option prices. Such price movements may not develop; there have been periods in the past without such price movements.
     The likelihood of the units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2004, this estimate had risen to approximately $131.9 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward, option or swap positions, or otherwise alter trading patterns.
Speculative Position Limits May Alter Trading Decisions for the Fund
     The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Some exchanges also have established such limits. All accounts controlled by the general partner, including the account of the Fund, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of the general partner’s trading decisions for the Fund or force liquidation of certain futures positions. Either of these actions may not be in the best interest of the investors.
Increase in Assets Under Management May Make Profitable Trading More Difficult
     The general partner’s current equity under management is at or near its all-time high. The general partner has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts, including the Fund. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental affect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.
Investors Will Not be Able to Review the Fund’s Holdings on a Daily Basis
     The general partner makes the Fund’s trading decisions. While the general partner receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Fund’s trading results are reported to limited partners monthly. Accordingly, an investment in the Fund does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.
Tax Risks
Investors are Taxed Based on Their Share of Fund Income and Gain
     Investors are taxed each year on their share of the Fund’s income and gain, if any, irrespective of whether they redeem any units or receive any cash distribution from the Fund. The general partner has the authority to make such distributions at any time in its sole discretion.
Tax Could be Due from Investors on Their Share of the Fund’s Ordinary Income Despite Overall Losses
     Investors may be required to pay tax on their allocable share of the Fund’s ordinary income, which is the Fund’s interest income and gain on some foreign futures contracts and certain other investment assets, even though the Fund incurs overall losses. Capital losses can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The $7,000 unused capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.
There Could be a Limit on the Deductibility of Management and Performance Fees
     Although the Fund treats the management and performance fees paid to the general partner as ordinary and necessary business expenses, upon audit, the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. Investment advisory fees are subject to substantial restrictions on deductibility for federal income tax purposes. Such treatment would likely create or increase the tax liability of non-corporate limited partners.
Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of forward, option and swap contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant.
The Futures Broker Could Fail and Has Been Subject to Disciplinary Action
     The Commodity Exchange Act generally requires a futures broker to segregate all funds received from customers from such broker’s proprietary assets. If the futures broker fails to do so, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Fund could lose the entire amount, or be limited to recovering only a pro rata share, of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward, option and swap contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, you do not have such basic protection in forward, option and swap contracts.
Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Fund in Deciding Whether to Buy Units
     The future performance of the Fund is not predictable, and no assurance can be given that the Fund will perform successfully in the future. Past performance is not necessarily indicative of future results.
Parties to the Fund Have Conflicts of Interest
     Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Fund is treated equitably with other Campbell & Company clients.
     Campbell & Company has a conflict of interest because it acts as the general partner and sole trading advisor for the Fund. Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of up to a 8% brokerage fee (of which 3% is retained) and a 20% performance fee. Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
     Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.
     Other conflicts are also present in the operation of the Fund. See “Conflicts of Interest.”
There are No Independent Experts Representing Investors
     Campbell & Company has consulted with counsel, accountants and other experts regarding the formation and operation of the Fund. No counsel has been appointed to represent the limited partners in connection with the offering of the units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in the Fund.
The Fund Places Significant Reliance on Campbell & Company
     Limited partners are not entitled to participate in the management of the Fund or the conduct of its business. Rather, the Fund is wholly dependent upon the services of the general partner. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the general partner’s principals could have a material and adverse effect on the general partner’s ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.
The Fund Could Terminate Before Expiration of its Stated Term
     The general partner may withdraw from the Fund upon 90 days’ notice, which would cause the Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.
The Fund is Not a Regulated Investment Company
     Although the Fund and Campbell & Company are subject to regulation by the CFTC, the Fund is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment adviser under the Investment Advisers Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.
Proposed Regulatory Change is Impossible to Predict
     The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward, option and swap transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.
Forwards, Options, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation
     The Fund trades foreign exchange contracts and options in the interbank market. In the future, the Fund may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Fund will not receive the protections which are provided by the Commodity Exchange Act or CFTC regulations in respect of these transactions.
The Fund is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, as much as 20% to 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do any have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.
The Fund is Subject to Foreign Exchange Risk
     The price of any foreign futures or foreign options contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time a position is established and the time it is liquidated, offset or exercised. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Fund may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Campbell & Company bases its strategies may not be as reliable or accessible as it is in the United States. The rights of clients (such as the Fund) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.
Transfers Could be Restricted
     Limited partners may transfer or assign units only upon 30 days’ prior written notice to the general partner and only if the general partner is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund. A transferee shall not become a substituted limited partners without the written consent of the general partner.
A Single-Advisor Fund May be More Volatile Than a Multi-Advisor Fund
     The Fund is a single-advisor managed futures fund. Potential investors should understand that many managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, the Fund may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors.

The Performance Fee Could be an Incentive to Make Riskier Investments
     Campbell & Company employs a speculative strategy for the Fund, and receives performance fees based on the trading profits earned by it for the Fund. Campbell & Company would not agree to manage the Fund’s account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Fund’s assets were managed by a trading advisor that did not require performance-based compensation.
The Fund May Distribute Profits to Limited Partners at Inopportune Times
     Campbell & Company reserves the right to make distributions of profits of the Fund to the limited partners at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Limited partners will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the limited partners.
Potential Inability to Trade or Report Due to Systems Failure
     Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Fund to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.
Potential Disruption or Inability to Trade Due to a Failure to Receive Timely and Accurate Market Data from Third Party Vendors
          Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Fund or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Fund to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause Campbell & Company to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause Campbell & Company to reverse such action or inaction, all of which may ultimately be to the detriment of the Fund.
Item 1B. Unresolved Staff Comments
          None.
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

Item 4. Submission of Matters to a Vote of Security Holders
          None.
PART II
Item 5. Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
          Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2005, there were 55,817 Partners in the Registrant and 1,720,974.089 Units of General and Limited Partnership Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.
Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Total Assets	5,233,064	$4,099,736	$2,877,967	$1,654,430	$954,185
Total Partners’ Capital	5,175,699	4,048,146	2,828,101	1,617,949	943,219
Total Trading Gain (net of brokerage commissions)	611,580	443,116	543,537	250,527	64,466
Net Income	424,794	130,292	342,701	155,979	29,936
Net Income Per General and Limited Partner Unit *	272.37	100.20	385.55	282.19	76.29
Increase in Net Asset Value per General and Limited Partner Unit	261.69	114.36	395.32	259.32	55.92
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2005 and 2004.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2005	2005	2005	2005
Total Trading Gain (Loss) (net of brokerage commissions)	$(95,831)	$546,406	$(14,383)	$175,388
Net Income (Loss)	(143,189)	498,040	(59,548)	129,491
Net Income (Loss) per General and Limited Partner Unit *	(95.53)	323.87	(38.20)	78.82
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(98.24)	322.16	(42.00)	79.77
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,647.49	2,969.65	2,927.65	3,007.42

*	- Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2004	2004	2004	2004
Total Trading Gain (Loss) (includes brokerage commissions)	$556,936	$(334,861)	$(82,946)	$303,987
Net Income (Loss)	402,652	(388,753)	(135,081)	251,474
Net Income (Loss) per General and Limited Partner Unit *	360.96	(303.89)	(98.46)	175.31
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	358.82	(313.09)	(102.60)	171.23
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,990.19	2,677.10	2,574.50	2,745.73

*	- Based on weighted average number of units outstanding during the period.
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
          The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. option, swap and forward contracts which are traded in the inter-bank market).
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
Results of Operations
          The returns for the years ended December 31, 2005, 2004, and 2003 were 9.53%, 4.35% and 17.68%, respectively.
2005
          For the 2005 increase of 9.53%, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% was due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 14.31% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	6.65%
Currencies	5.98
Energy	3.34
Metals	1.16
Stock Indices	(2.82)

14.31%

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
The Fund had a positive return in May which turned the Fund’s year-to-date return positive. The interest rate and currency sectors continued their profitability in April and May. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the U.S. Dollar topped off a six week rally that led to its highest level since before the 2004 U.S. elections which benefited the Fund’s currency positions. The Fund’s interest rate positions benefited from the U.S. 10-year Treasury yield being pushed once again below 4%.
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

In September, the Fund saw many of the trends in the major financial sectors resume their course. The same sectors that reversed so sharply in August were the most profitable in September, while the energy sector was the only sector that had losses. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. The Fund lost money on some non-U.S. Dollar trades, however the currency sector was profitable overall. The equities sector also finished higher. Fixed income instruments ended lower after the sharp reversals in August and provided solid gains for the Fund’s short positions.
The Fund performance was positive for the month of October. The fixed income sector was profitable as inflation fears fueled the sell-off in bonds and interest rates moved higher across the whole yield curve. The currency sector also delivered gains as the U.S. Dollar continued to show strength. The energy markets ended the month lower which contributed negatively to the Fund’s performance, but the biggest losses for the month were in the equity indices sector as stock prices declined sharply.
Currencies were the most profitable sector contributing to the positive return for November as the U.S. Dollar continued to strengthen against the Euro and the Yen. The major theme continued to be the rising U.S. interest rate differentials and the persistent weakness of the Yen. The fixed-income sector was profitable overall, but gains in short-term interest rate instruments were partially offset by losses on the long end of the curve as mid-month economic data eased the markets’ fears of inflation. The same data pushed equity indices higher across the globe which was a welcome result for many investors, but it went against our positions. Energy prices continued their slide in November with warmer than normal weather in many regions of the country. This was good news for energy consumers, but caused losses for our positions. Metals, although only a small part of the Fund’s portfolio, saw significant gains this month with copper rising to new all-time highs and gold closing over $500 per ounce.
Sharp reversals in the currencies and interest rates sectors resulted in losses in December, but the Fund had positive results for 2005. Currencies were one of the most profitable sectors for the year, but was the major source of losses in December. The Japanese Yen was in decline against most other currencies all year, but reversed sharply in December as new economic data finally turned positive. The Euro also rallied and the US Dollar lost ground on a perception of change in relative short-term interest rates policy, increasing the losses on our currency positions.
These same factors contributed to reversals in the fixed income markets in December which also resulted in losses for the Fund, but this sector was also the most profitable for the Fund in 2005. The worst performing sector in 2005 was the equities sector, but conversely it was profitable in December as the rally in US stocks fizzled, while European and Asian stock indices continued to trade higher, ending a year of strong gains for those markets. Energy prices also finished higher in December as markets characterized by tight supply and increasing demand continued to be sensitive to weather and geopolitical change. This resulted in good profits in the energy sector for both the month and the year.
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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward, option and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
          In addition to market risk, in entering into futures, forward, option and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
          In the case of forward, option and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
          The Fund invests in futures, option, swap and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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
The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2005, 2004 and 2003 and the trading gains/losses by market category for the years then ended.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.45%	5.98%
Long Interest Rates	0.80%	1.80%
Energy	0.63%	3.34%
Short Interest Rates	0.62%	4.85%
Stock Indices	0.38%	(2.82)%
Metals	0.06%	1.16%

Aggregate/Total	2.45%	14.31%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 9.53%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.15%	2.20%
Long Interest Rates	0.83%	10.03%
Short Interest Rates	0.26%	2.57%
Stock Indices	0.60%	(1.98)%
Energy	0.18%	1.78%
Metals	0.11%	(0.61)%

Aggregate/Total	1.84%	13.99%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.35%.

	December 31, 2003
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.29%	26.22%
Stock Indices	0.57%	5.70%
Energy	0.45%	(0.80)%
Long Interest Rates	0.43%	(2.36)%
Short Interest Rates	0.20%	(0.96)%
Metals	0.02%	(0.34)%

Aggregate/Total	1.49%	27.46%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2003, approximately 27.46% was due to trading gains (before commissions) and approximately 0.98% was due to interest income, offset by approximately 10.76% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 17.68%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Fund as of December 31, 2005, by market sector.
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
Metals
          The Fund’s metals market exposure is to fluctuations in the price of gold, copper, nickel and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the only non-trading risk exposures of the Fund as of December 31, 2005.
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
Item 8. Financial Statements and Supplementary Data
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 30 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.
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
Item 9B. Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2005.
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
     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as the Chief Financial Officer and Treasurer since 1992, and Secretary and a Director since 1994. In addition to her role as CFO, Ms. Becks also oversees administration, compliance and trade operations. Ms. Becks is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A.

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
     Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as President and a Director since 1994, and Chief Executive Officer since 1997. Mr. Cleland is also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.
     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Operating Officer since June 2005. Prior to June 2005, Mr. Heerdt served as an Executive Vice President-Research. His duties also include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.
     James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.
     Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Mr. Lloyd is also the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From 1999 to 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. From 1997 to 1999, Mr. Lloyd was an attorney in the Enforcement Department of NASD Regulation, Inc., and, from 1995 to 1997, he served as a senior counsel in the Division of Enforcement of the United States Securities and Exchange Commission. From 1989 to 1995, he was engaged in the private practice of law. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2005, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2005, Campbell & Company owned 17,240.171 Units of General Partnership Interest having a value of $51,848,435. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.
Item 13. Certain Relationships and Related Transactions
          See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services
          The principal accountant for the year ended December 31, 2005 was Deloitte & Touche LLP. The principal accountant for the year ended December 31, 2004 was Arthur F. Bell, Jr. & Associates, L.L.C. Accordingly, 2005 fees disclosed below relate to Deloitte & Touche LLP and 2004 fees disclosed relate to Arthur F. Bell, Jr. & Associates, L.L.C., respectively.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2005 and 2004 were $88,110 and $46,750, respectively.

(b)	Audit Related Fees

The aggregate fees billed by the principal accountant for the monthly recalculation of the Fund’s net asset value for the years ended December 31, 2005 and 2004 were $0 and $14,000, respectively.

(c)	Tax Fees

The aggregate fees billed by the principal accountant for professional services rendered for the preparation and filing of the Fund’s Schedule K-1’s and all necessary federal and state tax returns for the years ended December 31, 2005 and 2004 were $0 and $570,920, respectively. During the year ended December 31, 2004, a total of 60,072 individual investor K-1s were distributed to the Partners.

(d)	All Other Fees

The aggregate fees and expenses billed by the principal accountant for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Fund’s monthly account statements to Partners, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2005 and 2004 were $0 and $1,017,229, respectively. During the year ended December 31, 2004, a total of 674,196 monthly account statements were distributed to Partners.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 30 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document
1.01	Form of Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-43250) filed on August 8, 2000).

1.02	Form of Auxiliary Selling Agreement. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-80933) filed on June 17, 1999).

3.01	Agreement of Limited Partnership of the Registrant dated May 11, 1993. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.02	Certificate of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.03	Amended Agreement of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 1 to the Registration Statement Form S-1 (No. 333-119259) filed on May 25, 2005).

10.01	Form of Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.02	Form of Customer Agreement between the Registrant and PaineWebber Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.03	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 1 to the Registration Statement Form S-1 (No. 333-119259) filed on May 25, 2005).

10.04	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

10.06	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

Exhibit Number	Description of Document
32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By: CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Financial Officer, Secretary, Treasurer and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2006.

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

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.
ANNUAL REPORT
December 31, 2005

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES
Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	32

Arthur F. Bell, Jr. & Associates, L.L.C.	33

Financial Statements

Statements of Financial Condition December 31, 2005 and 2004	34

Condensed Schedules of Investments December 31, 2005 and 2004	35-36

Statements of Operations For the Years Ended December 31, 2005, 2004 and 2003	37

Statements of Cash Flows For the Years Ended December 31, 2005, 2004 and 2003	38

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2005, 2004 and 2003	39

Notes to Financial Statements	40-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statement of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2005, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Campbell Strategic Allocation Fund, L.P. for the years ended December 31, 2004 and 2003 were audited by other auditors whose report, dated March 22, 2005, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2005, the results of its operations and changes in its cash flows and partners’ capital (net asset value) for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Princeton, New Jersey
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statement of financial condition of Campbell Strategic Allocation Fund, L.P., including the condensed schedule of investments, as of December 31, 2004, and the statements of operations, cash flows and changes in partners’ capital (net asset value) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2004, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.
/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 22, 2005

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and 2004

	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$383,060,317	$201,083,246
United States government securities	2,445,977,400	1,871,364,160
Net unrealized gain on open futures contracts	1,086,731	59,986,708

Total equity in broker trading accounts	2,830,124,448	2,132,434,114

Cash and cash equivalents	1,026,080,370	738,065,681
United States government securities	1,545,690,406	1,299,373,618
Net unrealized (loss) on open forward currency contracts	(168,831,491)	(70,137,402)

Total assets	$5,233,063,733	$4,099,736,011

LIABILITIES
Accounts payable	$859,255	$855,905
Brokerage fee	29,451,059	23,425,887
Accrued commissions and other trading fees on open contracts	970,539	914,080
Offering costs payable	1,464,278	2,230,619
Subscription deposits	150,000	0
Redemptions payable	24,469,943	24,163,399

Total liabilities	57,365,074	51,589,890

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 17,240.171 and 15,051.729 units outstanding at December 31, 2005 and 2004	51,848,435	41,327,984
Limited Partners — 1,703,733.918 and 1,459,291.150 units outstanding at December 31, 2005 and 2004	5,123,850,224	4,006,818,137

Total partners’ capital (Net Asset Value)	5,175,698,659	4,048,146,121

Total liabilities and partners’ capital	$5,233,063,733	$4,099,736,011

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,265,000,000	02/02/06	U.S. Treasury Bills	$1,260,694,934	24.35%
$1,200,000,000	01/05/06	U.S. Treasury Bills	1,199,539,333	23.18%
$920,000,000	03/16/06	U.S. Treasury Bills	912,832,689	17.64%
$400,000,000	01/12/06	U.S. Treasury Bills	399,560,000	7.72%
$220,000,000	Various	U.S. Treasury Bills	219,040,850	4.23%

Total United States government securities (cost, including accrued interest, — $3,991,667,806)			$3,991,667,806	77.12%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(52,245,803)	(1.01)%
Metals	3,008,025	0.06%
Stock index	(160,226)	(0.00)%
Long-term interest rates	1,586,847	0.03%

Total long futures contracts	$(47,811,157)	(0.92)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(86,285)	(0.00)%
Stock index	(1,176,505)	(0.03)%
Short-term interest rates	55,439,109	1.07%
Long-term interest rates	(5,278,431)	(0.10)%

Total short futures contracts	$48,897,888	0 .94%

Total futures contracts	$1,086,731	0.02%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(126,676,006)	(2.45)%
Various short forward currency contracts	(42,155,485)	(0.81)%

Total forward currency contracts	$(168,831,491)	(3.26)%

*	— pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,675,000,000	01/06/05	U.S. Treasury Bills	$1,674,618,108	41.37%
$575,000,000	03/17/05	U.S. Treasury Bills	572,424,479	14.14%
$350,000,000	01/13/05	U.S. Treasury Bills	349,808,667	8.64%
$200,000,000	01/27/05	U.S. Treasury Bills	199,734,222	4.93%
$200,000,000	02/17/05	U.S. Treasury Bills	199,459,500	4.93%
$175,000,000	02/03/05	U.S. Treasury Bills	174,692,802	4.32%

		Total United States government securities (cost, including accrued interest, — $3,170,737,778)	$3,170,737,778	78.33%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(7,304,068)	(0.18)%
Metals	2,572,720	0.06%
Stock index	35,075,316	0.87%
Short-term interest rates	(3,149,439)	(0.08)%
Long-term interest rates	31,917,409	0.79%

Total long futures contracts	$59,111,938	1.46%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(4,000,591)	(0.10)%
Short-term interest rates	4,890,991	0.12%
Long-term interest rates	(15,630)	0.00%

Total short futures contracts	$874,770	0.02%

Total futures contracts	$59,986,708	1.48%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$121,005,028	2.99%
Various short forward currency contracts	(191,142,430)	(4.72)%

Total forward currency contracts	$(70,137,402)	(1.73)%

*	— pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
TRADING GAINS
Futures trading gains (losses)
Realized	$420,433,284	$396,317,020	$(53,295,006)
Change in unrealized	(58,899,977)	16,128,478	27,050,964
Brokerage commissions	(13,246,276)	(7,550,124)	(4,574,976)

Net gain (loss) from futures trading	348,287,031	404,895,374	(30,819,018)

Forward currency and swap trading gains (losses)
Realized	363,426,548	203,232,232	510,354,521
Change in unrealized	(98,694,089)	(163,904,953)	65,019,392
Brokerage commissions	(1,439,002)	(1,106,990)	(1,017,503)

Net gain from forward currency and swap trading	263,293,457	38,220,289	574,356,410

Total net trading gains	611,580,488	443,115,663	543,537,392

EXPENSES NET OF INTEREST INCOME
Income
Interest income	130,633,883	43,794,851	21,955,515

Expenses
Brokerage fee	314,447,041	251,008,338	158,423,875
Performance fee	45,364	102,769,447	61,928,585
Operating expenses	2,927,479	2,840,344	2,439,006

Total expenses	317,419,884	356,618,129	222,791,466

Expenses net of interest income	(186,786,001)	(312,823,278)	(200,835,951)

NET INCOME	$424,794,487	$130,292,385	$342,701,441

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$272.37	$100.20	$385.55

INCREASE IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$261.69	$114.36	$395.32

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from (for) operating activities
Net income	$424,794,487	$130,292,385	$342,701,441
Adjustments to reconcile net income to net cash (for) operating activities
Net change in unrealized	157,594,066	147,776,475	(92,070,356)
Increase (decrease) in accounts payable and accrued expenses	6,084,981	(8,687,415)	24,241,652
Net (purchases) of investments in United States government securities	(820,930,028)	(1,247,047,726)	(670,929,818)

Net cash (for) operating activities	(232,456,494)	(977,666,281)	(396,057,081)

Cash flows from (for) financing activities
Addition of units	1,123,597,622	1,341,837,619	1,028,600,448
Increase (decrease) in subscription deposits	150,000	0	(17,206,853)
Redemption of units	(408,082,091)	(219,153,952)	(141,662,019)
Offering costs paid	(13,217,277)	(22,519,363)	(13,138,074)

Net cash from financing activities	702,448,254	1,100,164,304	856,593,502

Net increase in cash and cash equivalents	469,991,760	122,498,023	460,536,421

Cash and cash equivalents
Beginning of year	939,148,927	816,650,904	356,114,483

End of year	$1,409,140,687	$939,148,927	$816,650,904

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$383,060,317	$201,083,246	$189,245,425
Cash and cash equivalents	1,026,080,370	738,065,681	627,405,479

Total end of year cash and cash equivalents	$1,409,140,687	$939,148,927	$816,650,904

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2005, 2004 and 2003

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2002	7,262.904	$16,240,216	716,313.085	$1,601,708,976	723,575.989	$1,617,949,192
Net income for the year ended December 31, 2003		3,446,561		339,254,880		342,701,441
Additions	3,553.090	8,913,502	406,079.954	1,019,686,946	409,633.044	1,028,600,448
Redemptions	0.000	0	(58,445.500)	(147,291,398)	(58,445.500)	(147,291,398)
Offering costs		(139,397)		(13,719,661)		(13,859,058)

Balances at December 31, 2003	10,815.994	28,460,882	1,063,947.539	2,799,639,743	1,074,763.533	2,828,100,625
Net income for the year ended December 31, 2004		1,300,362		128,992,023		130,292,385
Additions	4,235.735	11,804,000	478,957.592	1,330,033,619	483,193.327	1,341,837,619
Redemptions	0.000	0	(83,613.981)	(228,722,464)	(83,613.981)	(228,722,464)
Offering costs		(237,260)		(23,124,784)		(23,362,044)

Balances at December 31, 2004	15,051.729	41,327,984	1,459,291.150	4,006,818,137	1,474,342.879	4,048,146,121
Net income for the year ended December 31, 2005		4,265,819		420,528,668		424,794,487
Additions	2,188.442	6,380,000	388,029.969	1,117,217,622	390,218.411	1,123,597,622
Redemptions	0.000	0	(143,587.201)	(408,388,635)	(143,587.201)	(408,388,635)
Offering costs		(125,368)		(12,325,568)		(12,450,936)

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659

Net Asset Value Per General and Limited Partner Unit

December 31,
2005	2004	2003
$3,007.42	$2,745.73	$2,631.37

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

The Fund’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

The Fund prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2005 and 2004, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $1,464,278 and $2,230,619, repectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2005 and 2004, the amount of unreimbursed offering costs incurred by Campbell & Company was $3,561,403 and $2,654,427, respectively.

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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2005, 2004 and 2003.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.
The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees , which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a unit, no redemption fees apply.
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
The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2005 and 2004 was $3,991,667,806 and $3,170,737,778, respectively, which equals 77% and 78% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at December 31, 2005 and 2004 was $842,829,676 and $656,506,665, respectively, which equals 16% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.
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
The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31,		December 31,
	2005	2004	2005	2004
Gross unrealized gains	$82,188,360	$80,577,521	$127,868,014	$160,643,120
Gross unrealized losses	(81,101,629)	(20,590,813)	(296,699,505)	(230,780,522)

Net unrealized gain (loss)	$1,086,731	$59,986,708	$(168,831,491)	$(70,137,402)

Open contracts generally mature within three months; as of December 31, 2005, the latest maturity date for open futures contracts is September 2006, and the latest maturity date for open forward currency contracts is March 2006. However, the Fund intends to close all contracts prior to maturity.
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
Note 7. INDEMNIFICATIONS
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 8. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2005, 2004 and 2003. This information has been derived from information presented in the financial statements.

	2005	2004	2003
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,745.73	$2,631.37	$2,236.05

Income (loss) from operations:
Total net trading gains (1)	389.43	372.91	636.86
Expenses net of interest income (1)	(119.76)	(240.58)	(225.95)

Total net income from operations	269.67	132.33	410.91

Offering costs (1)	(7.98)	(17.97)	(15.59)

Net asset value per unit at end of year	$3,007.42	$2,745.73	$2,631.37

Total Return	9.53%	4.35%	17.68%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	(7.09)%	(7.10)%	(7.15)%
Performance fee	0.00%	(2.88)%	(2.75)%

Total expenses	(7.09)%	(9.98)%	(9.90)%

Expenses net of interest income (2)	(4.17)%	(5.88)%	(6.17)%

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