Form 10-Q
period 2006-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2006-05-15
CIK 910467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Total number of Pages: 28

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	3

Condensed Schedules of Investments as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20-26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$461,046,992	$383,060,317
United States government securities	3,061,466,854	2,445,977,400
Net unrealized gain on open futures contracts	160,987,167	1,086,731

Total equity in broker trading accounts	3,683,501,013	2,830,124,448

Cash and cash equivalents	458,997,465	1,026,080,370
United States government securities	1,884,898,382	1,545,690,406
Net unrealized gain (loss) on open forward currency contracts	59,864,253	(168,831,491)

Total assets	$6,087,261,113	$5,233,063,733

LIABILITIES
Accounts payable	$383,415	$859,255
Brokerage fee	33,834,049	29,451,059
Options written, at fair value (premium received — $940,196)	439,200	0
Accrued commissions and other trading fees on open contracts	896,021	970,539
Performance fee payable	4,818,187	0
Offering costs payable	2,203,959	1,464,278
Redemptions payable	41,921,992	24,469,943
Subscription deposits	521,140	150,000

Total liabilities	85,017,963	57,365,074

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 19,155.443 and 17,240.171 units outstanding at March 31, 2006 and December 31, 2005	60,195,979	51,848,435
Limited Partners — 1,890,866.980 and 1,703,733.918 units outstanding at March 31 2006 and December 31, 2005	5,942,047,171	5,123,850,224

Total partners’ capital (Net Asset Value)	6,002,243,150	5,175,698,659

Total liabilities and partners’ capital (Net Asset Value)	$6,087,261,113	$5,233,063,733

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2006
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,900,000,000	4/06/2006	U.S. Treasury Bills	$1,898,925,486	31.64%
$1,265,000,000	5/04/2006	U.S. Treasury Bills	1,259,980,792	20.99%
$1,100,000,000	6/15/2006	U.S. Treasury Bills	1,089,744,792	18.16%
$400,000,000	4/13/2006	U.S. Treasury Bills	399,445,333	6.65%
$300,000,000	5/18/2006	U.S. Treasury Bills	298,268,833	4.97%

		Total United States government securities
		(cost, including accrued interest, — $4,946,365,236)	$4,946,365,236	82.41%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$35,211,134	0.58%
Metals	39,576,732	0.66%
Stock index	31,540,432	0.53%
Short-term interest rates	(269,511)	(0.01)%
Long-term interest rates	(12,097,054)	(0.20)%

Total long futures contracts	$93,961,733	1.56%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(118,500)	(0.00)%
Metals	(1,488,064)	(0.02)%
Stock index	(16,574)	(0.00)%
Short-term interest rates	50,420,300	0.84%
Long-term interest rates	18,228,272	0.30%

Total short futures contracts	$67,025,434	1.12%

Total futures contracts	$160,987,167	2.68%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(114,433,016)	(1.90)%
Various short forward currency contracts	174,297,269	2.90%

Total forward currency contracts	$59,864,253	1.00%

OPTIONS WRITTEN ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Options written on forward currency contracts (premiums received — $940,196)	$(439,200)	(0.01)%

* - Pledged as collateral for the trading of futures, forward and options contracts.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
(Audited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,265,000,000	02/02/06	U.S. Treasury Bills	$1,260,694,934	24.35%
$1,200,000,000	01/05/06	U.S. Treasury Bills	1,199,539,333	23.18%
$920,000,000	03/16/06	U.S. Treasury Bills	912,832,689	17.64%
$400,000,000	01/12/06	U.S. Treasury Bills	399,560,000	7.72%
$220,000,000	Various	U.S. Treasury Bills	219,040,850	4.23%

		Total United States government securities
		(cost, including accrued interest, — $3,991,667,806)	$3,991,667,806	77.12%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(52,245,803)	(1.01)%
Metals	3,008,025	0.06%
Stock index	(160,226)	(0.00)%
Long-term interest rates	1,586,847	0.03%

Total long futures contracts	$(47,811,157)	(0.92)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(86,285)	(0.00)%
Stock index	(1,176,505)	(0.03)%
Short-term interest rates	55,439,109	1.07%
Long-term interest rates	(5,278,431)	(0.10)%

Total short futures contracts	$48,897,888	0.94%

Total futures contracts	$1,086,731	0.02%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(126,676,006)	(2.45)%
Various short forward currency contracts	(42,155,485)	(0.81)%

Total forward currency contracts	$(168,831,491)	(3.26)%

* - Pledged as collateral for the trading of futures, forward and options contracts.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
TRADING GAINS
Futures trading gains (losses)
Realized	$89,770,576	$42,247,184
Change in unrealized	159,900,436	20,360,874
Brokerage commissions	(2,819,593)	(2,393,373)

Net gain from futures trading	246,851,419	60,214,685

Forward currency and options on forward currency trading gains (losses)
Realized	(179,873,451)	(186,236,580)
Change in unrealized	229,196,741	30,552,512
Brokerage commissions	(469,965)	(361,993)

Net gain (loss) from forward currency and options on forward currency trading	48,853,325	(156,046,061)

Total net trading gains (losses)	295,704,744	(95,831,376)

EXPENSES NET OF INTEREST INCOME
Income
Interest income	56,580,283	23,575,237

Expenses
Brokerage fee	96,118,639	70,188,958
Performance Fee	4,818,187	0
Operating expenses	522,742	744,084

Total expenses	101,459,568	70,933,042

Expenses net of interest income	(44,879,285)	(47,357,805)

NET INCOME (LOSS)	$250,825,459	$(143,189,181)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$141.24	$(95.53)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$135.08	$(98.24)

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$250,825,459	$(143,189,181)
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(389,097,177)	(50,913,386)
Net change in options written	940,196	0
Increase (decrease) in accounts payable and accrued expenses	8,650,820	(247,294)
Net (purchases) of investments in United States government securities	(954,697,430)	(398,281,429)

Net cash (for) operating activities	(1,083,378,132)	(592,631,290)

Cash flows from (for) financing activities
Addition of units	675,902,125	243,811,679
Increase in subscription deposits	371,140	0
Redemption of units	(76,298,347)	(61,924,215)
Offering costs paid	(5,693,016)	(3,808,904)

Net cash from financing activities	594,281,902	178,078,560

Net (decrease) in cash and cash equivalents	(489,096,230)	(414,552,730)

Cash and cash equivalents
Beginning of period	1,409,140,687	939,148,927

End of period	$920,044,457	$524,596,197

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$461,046,992	$154,453,535
Cash and cash equivalents	458,997,465	370,142,662

Total end of period cash and cash equivalents	$920,044,457	$524,596,197

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2006

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659

Net income for the three months ended March 31, 2006		2,511,976		248,313,483		250,825,459

Additions	1,915.272	5,900,000	217,556.081	670,002,125	219,471.353	675,902,125
Redemptions	0.000	0	(30,423.019)	(93,750,396)	(30,423.019)	(93,750,396)
Offering costs		(64,432)		(6,368,265)		(6,432,697)

Balances at March 31, 2006	19,155.443	$60,195,979	1,890,866.980	$5,942,047,171	1,910,022.423	$6,002,243,150

Three Months Ended March 31, 2005

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121
Net (loss) for the three months ended March 31, 2005		(1,458,337)		(141,730,844)		(143,189,181)
Additions	405.653	1,080,000	91,225.997	242,731,679	91,631.650	243,811,679
Redemptions	0.000	0	(29,891.463)	(79,401,472)	(29,891.463)	(79,401,472)
Offering costs		(26,383)		(2,570,053)		(2,596,436)

Balances at March 31, 2005	15,457.382	$40,923,264	1,520,625.684	$4,025,847,447	1,536,083.066	$4,066,770,711

Net Asset Value per General and Limited Partner Unit
March 31,	December 31,	March 31,	December 31,
2006	2005	2005	2004
$3,142.50	$3,007.42	$2,647.49	$2,745.73

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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2006 and December 31, 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $2,203,959 and $1,464,278, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2006 and December 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company was $2,203,959 and $3,561,403, respectively.

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

Certain amounts in the 2005 financial statements were reclassified to conform with the 2006 presentation.

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

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2006 and 2005.

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

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts, options on forward currency contracts and swap contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2006 and December 31, 2005 was $4,946,365,236 and $3,991,667,806, respectively, which equals 82% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at March 31, 2006 and December 31, 2005 was $173,179,259 and $842,829,676, respectively, which equals 3% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

The Fund trades forward currency, options on forward currency and swap contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency, option on forward currency and swap contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency, options on forward currency and swap contracts typically involves delayed cash settlement.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. As a seller of options, the Fund receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability.

The unrealized gain (loss) on open futures, forward currency, options on forward currency and swap contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$176,317,097	$82,188,360	$274,731,095	$127,868,014
Gross unrealized losses	(15,329,930)	(81,101,629)	(214,365,846)	(296,699,505)

Net unrealized gain (loss)	$160,987,167	$1,086,731	$60,365,249	$(168,831,491)

Open contracts generally mature within three months; as of March 31, 2006, the latest maturity date for open futures contracts is December 2006, and the latest maturity or expiry date for open forward currency and options on forward currency contracts is June 2006. However, the Fund intends to close all contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006, and the statements of operations, cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
Per Unit Performance	2006	2005
(for a unit outstanding throughout the entire period)	(Unaudited)	(Unaudited)
Net asset value per unit at beginning of period	$3,007.42	$2,745.73

Income (loss) from operations:

Total net trading gains (losses) (1)	163.97	(64.91)
Expenses net of interest income (1)	(25.27)	(31.60)

Total net income (loss) from operations	138.70	(96.51)

Offering costs (1)	(3.62)	(1.73)

Net asset value per unit at end of period	$3,142.50	$2,647.49

Total Return (3)	4.49%	(3.58)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	7.06%	7.03%
Performance fee (3)	0.09%	0.00%

Total expenses	7.15%	7.03%

Expenses net of interest income (2), (4)	2.93%	4.69%

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
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $5,770,266,336 have been accepted during the continuing offering period as of March 31, 2006. Redemptions over the same time period total $1,204,615,205. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the three months ending March 31, 2006 and 2005 were 4.49% and (3.58)%, respectively.
2006
Of the 2006 year-to-date increase of 4.49%, approximately 5.49% was due to trading gains (before commissions) and approximately 1.03% was due to interest income, offset by approximately 2.03% due to brokerage fees, performance fees and operating and offering costs borne by the Fund. An analysis of the 5.49% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.77%
Metals	0.97
Interest Rates	0.78
Currencies	0.75
Energy	0.22

5.49%

The Fund began the year with gains in each sector during January. The stock indices sector was the best performing sector for the month as prices rallied back from a mid-month sell off and continued the up-trend which began in late 2005. The energy markets were volatile but profitable as losses in natural gas were more than offset by gains in the crude oil complex. Industrial and precious metals prices also rose in January, contributing solid gains to the Fund’s portfolio. The long end of the U.S. yield curve reversed sharply mid-month, resulting in losses as the interest rate markets tried to assimilate conflicting economic data and the change in Federal Reserve leadership. The continued weakening of the U.S. Dollar also resulted in losses, but was offset by gains earned on non-U.S. Dollar positions.
Performance for the Fund was negative in February reversing most of the gains earned in January. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, this trend reversal caused the majority of the Fund’s losses this month. A relatively quiet month in currencies left the Fund mainly flat in this sector as the markets tried to ascertain the major central bank’s policy intentions for 2006. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, but the Fund did make some gains on its short-term interest rate positions. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio.
Strong performance from several sectors contributed to a positive March and positive first quarter. The biggest gains in March were in currencies, as the U.S. Dollar rallied in response to expectations of further interest rate hikes. Correspondingly, U.S. and Euro fixed income instruments had their worst quarter in several years, which benefited the Fund’s short positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the stock indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to the Fund’s returns.
2005
Of the 2005 year-to-date decrease of 3.58%, approximately 2.27% was due to trading losses (before commissions) and approximately 0.58% was due to interest income, offset by approximately 1.89% due to brokerage fees, and operating and offering costs borne by the Fund. An analysis of the 2.27% trading losses by sector is as follows:

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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward, options and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell &

Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, swap, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2006 and December 31, 2005 and the trading gains/losses by market category for the three months ended March 31, 2006 and the year ended December 31, 2005.

	March 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.22%	0.75%
Energy	0.74%	0.22%
Stock Indices	0.54%	2.77%
Short Interest Rates	0.39%	1.68%
Long Interest Rates	0.17%	(0.90)%
Metals	0.14%	0.97%

Aggregate/Total	1.69%	5.49%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended March 31, 2006, approximately 5.49% was due to trading gains (before commissions) and approximately 1.03% due to interest income, offset by approximately 2.03% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.49%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.45%	5.98%
Long Interest Rates	0.80%	1.80%
Energy	0.63%	3.34%
Short Interest Rates	0.62%	4.85%
Stock Indices	0.38%	(2.82)%
Metals	0.06%	1.16%

Aggregate/Total	2.45%	14.31%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 9.53%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Fund as of March 31, 2006, by market sector.
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
Interest Rates
     Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Fund takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future.

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
Energy
     The Fund’s primary energy market exposure is to crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Fund’s metals market exposure is to fluctuations in the price of gold, copper, nickel and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Fund as of March 31, 2006.
Foreign Currency Balances
     The Fund’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month and more frequently if a particular foreign currency balance becomes unusually large).
Treasury Bill Positions
     The Fund’s primary market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
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
     (b) Reports of Form 8-K
          None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2006.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E3
31.02	Certification by Chief Financial Officer	E 4 — E5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

-E 1-