Form 10-Q
period 2006-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2006-08-14
CIK 910467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☑     No ☐

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of June 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Schedules of Investments as of June 30, 2006 (Unaudited) and December 31, 2005	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21-27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$761,462,510	$383,060,317
United States government securities	3,086,320,222	2,445,977,400
Unrealized gain on open futures contracts	60,162,765	1,086,731

Total equity in broker trading accounts	3,907,945,497	2,830,124,448

Cash and cash equivalents	208,562,593	1,026,080,370
United States government securities	1,645,514,118	1,545,690,406
Net unrealized (loss) on open forward currency contracts	(49,015,849)	(168,831,491)

Total assets	$5,713,006,359	$5,233,063,733

LIABILITIES
Accounts payable	$479,097	$859,255
Brokerage fee	33,160,409	29,451,059
Options written, at fair value (premiums received $1,552,006)	2,114,532	0
Accrued commissions and other trading fees on open contracts	988,126	970,539
Offering costs payable	66,885	1,464,278
Subscription deposits	0	150,000
Redemptions payable	40,539,607	24,469,943

Total liabilities	77,348,656	57,365,074

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 19,222.982 and 17,240.171 units outstanding at June 30, 2006 and December 31, 2005	56,610,529	51,848,435
Limited Partners — 1,894,451.914 and 1,703,733.918 units outstanding at June 30, 2006 and December 31, 2005	5,579,047,174	5,123,850,224

Total partners’ capital (Net Asset Value)	5,635,657,703	5,175,698,659

Total liabilities and partners’ capital (Net Asset Value)	$5,713,006,359	$5,233,063,733

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2006
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,900,000,000	07/06/2006	U.S. Treasury Bills	$1,898,807,847	33.70%
1,050,000,000	08/03/2006	U.S. Treasury Bills	1,045,516,812	18.55%
900,000,000	09/14/2006	U.S. Treasury Bills	891,168,750	15.81%
500,000,000	08/17/2006	U.S. Treasury Bills	496,948,264	8.81%
400,000,000	07/13/2006	U.S. Treasury Bills	399,392,667	7.09%

		Total United States government securities (cost, including accrued interest, — $4,731,834,340)	$4,731,834,340	83.96%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$17,436,169	0.31%
Metals	(863,789)	(0.02)%
Stock index	9,978,099	0.18%
Short-term interest rates	(198,684)	(0.01)%
Long-term interest rates	(8,667,709)	(0.15)%

Total long futures contracts	$17,684,086	0.31%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$2,262,700	0.04%
Metals	(2,972,656)	(0.05)%
Stock index	(6,339,097)	(0.11)%
Short-term interest rates	34,524,679	0.61%
Long-term interest rates	15,003,053	0.27%

Total short futures contracts	$42,478,679	0.76%

Total futures contracts	$60,162,765	1.07%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(38,220,298)	(0.68)%
Various short forward currency contracts	(10,795,551)	(0.19)%

Total forward currency contracts	$(49,015,849)	(0.87)%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $1,552,006)	$(2,114,532)	(0.04)%

*	- Pledged as collateral for the trading of futures, forward and options contracts.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,265,000,000	02/02/06	U.S. Treasury Bills	$1,260,694,934	24.35%
1,200,000,000	01/05/06	U.S. Treasury Bills	1,199,539,333	23.18%
920,000,000	03/16/06	U.S. Treasury Bills	912,832,689	17.64%
400,000,000	01/12/06	U.S. Treasury Bills	399,560,000	7.72%
220,000,000	Various	U.S. Treasury Bills	219,040,850	4.23%

		Total United States government securities (cost, including accrued interest, — $3,991,667,806)	$3,991,667,806	77.12%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(52,245,803)	(1.01)%
Metals	3,008,025	0.06%
Stock index	(160,226)	(0.00)%
Long-term interest rates	1,586,847	0.03%

Total long futures contracts	$(47,811,157)	(0.92)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(86,285)	(0.00)%
Stock index	(1,176,505)	(0.03)%
Short-term interest rates	55,439,109	1.07%
Long-term interest rates	(5,278,431)	(0.10)%

Total short futures contracts	$48,897,888	0.94%

Total futures contracts	$1,086,731	0.02%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(126,676,006)	(2.45)%
Various short forward currency contracts	(42,155,485)	(0.81)%

Total forward currency contracts	$(168,831,491)	(3.26)%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $940,196)	$(439,200)	(0.01)%

*	- Pledged as collateral for the trading of futures, forward and options contracts.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$215,653,741	$172,824,034	$305,424,317	$215,071,218
Change in unrealized	(100,824,402)	57,955,949	59,076,034	78,316,823
Brokerage commissions	(2,183,792)	(3,336,329)	(5,003,383)	(5,729,702)

Net gain from futures trading	112,645,547	227,443,654	359,496,968	287,658,339

Forward currency and options on forward currency trading gains (losses)
Realized	(343,619,547)	129,026,292	(523,492,998)	(57,210,288)
Change in unrealized	(109,943,625)	190,188,763	119,253,116	220,741,275
Brokerage commissions	(818,243)	(252,306)	(1,288,208)	(614,299)

Net gain (loss) from forward currency and options on forward currency trading	(454,381,415)	318,962,749	(405,528,090)	162,916,688

Total net trading gains (losses)	(341,735,868)	546,406,403	(46,031,122)	450,575,027

EXPENSES NET OF INTEREST INCOME
Income
Interest income	68,209,234	28,314,026	124,789,517	51,889,263

Expenses
Brokerage fee	100,575,184	75,927,298	196,693,823	146,116,256
Performance fee	0	0	4,818,187	0
Operating expenses	592,644	753,420	1,115,386	1,497,504

Total expenses	101,167,828	76,680,718	202,627,396	147,613,760

Expenses net of interest income	(32,958,594)	(48,366,692)	(77,837,879)	(95,724,497)

NET INCOME (LOSS)	$(374,694,462)	$498,039,711	$(123,869,001)	$354,850,530

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(195.77)	$323.87	$(67.14)	$233.71

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(197.56)	$322.16	$(62.48)	$223.92

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(123,869,001)	$354,850,530
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(178,329,150)	(299,058,098)
Options premium received	1,552,006	0
Increase in accounts payable and accrued expenses	3,346,779	2,894,740
Net (purchases) of investments in United States government securities	(740,166,534)	(429,543,979)

Net cash (for) operating activities	(1,037,465,900)	(370,856,807)

Cash flows from (for) financing activities
Addition of units	789,392,357	408,421,751
Decrease in subscription deposits	(150,000)	0
Redemption of units	(180,034,510)	(219,391,711)
Offering costs paid	(10,857,531)	(6,685,225)

Net cash from financing activities	598,350,316	182,344,815

Net (decrease) in cash and cash equivalents	(439,115,584)	(188,511,992)

Cash and cash equivalents
Beginning of period	1,409,140,687	939,148,927

End of period	$970,025,103	$750,636,935

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$761,462,510	$270,730,385
Cash and cash equivalents	208,562,593	479,906,550

Total end of period cash and cash equivalents	$970,025,103	$750,636,935

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2006

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659
Net (loss) for the six months ended June 30, 2006		(1,243,115)		(122,625,886)		(123,869,001)
Additions	1,982.811	6,100,000	255,478.547	783,292,357	257,461.358	789,392,357
Redemptions	0.000	0	(64,760.551)	(196,104,174)	(64,760.551)	(196,104,174)
Offering costs		(94,791)		(9,365,347)		(9,460,138)

Balances at June 30, 2006	19,222.982	$56,610,529	1,894,451.914	$5,579,047,174	1,913,674.896	$5,635,657,703

Six Months Ended June 30, 2005

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121
Net income for the six months ended June 30, 2005		3,559,420		351,291,110		354,850,530
Additions	443.274	1,180,000	150,194.511	407,241,751	150,637.785	408,421,751
Redemptions	0.000	0	(90,977.387)	(250,763,139)	(90,977.387)	(250,763,139)
Offering costs		(52,668)		(5,154,951)		(5,207,619)

Balances at June 30, 2005	15,495.003	$46,014,736	1,518,508.274	$4,509,432,908	1,534,003.277	$4,555,447,644

			Net Asset Value per General and Limited Partner Unit
			June 30,	December 31,	June 30,	December 31,
			2006	2005	2005	2004
			$2,944.94	$3,007.42	$2,969.65	$2,745.73

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts, options on forward currency contracts and swap contracts.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2006 and December 31, 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $66,885 and $1,464,278, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2006 and December 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $66,885 and $3,561,403, respectively.

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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the three months and six months ended June 30, 2006 and 2005.

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

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2006 and December 31, 2005 was $4,731,834,340 and $3,991,667,806, respectively, which equals approximately 84% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at June 30, 2006 and December 31, 2005 was $181,650,180 and $842,829,676, respectively, which equals 3% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. As a seller of options, the Trust receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability

The unrealized gain (loss) on open futures, forward currency, options on forward currency and swap contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$92,193,866	$82,188,360	$206,987,539	$127,868,014
Gross unrealized losses	(32,031,101)	(81,101,629)	(256,565,914)	(296,699,505)

Net unrealized gain (loss)	$60,162,765	$1,086,731	$(49,578,375)	$(168,831,491)

Open contracts generally mature within three months; as of June 30, 2006, the latest maturity date for open futures contracts is March 2007, and the latest maturity date for open forward currency contracts is September 2006. However, the Fund intends to close all contracts prior to maturity.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and 2005, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, and the results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 9. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
Per Unit Performance	June 30,		June 30,
(for a unit outstanding throughout the entire period)	2006	2005	2006	2005
Net asset value per unit at beginning of period	$3,142.50	$2,647.49	$3,007.42	$2,745.73

Income (loss) from operations:
Total net trading gains (losses) (1)	(178.76)	355.30	(15.16)	290.40
Expenses net of interest income (1)	(17.22)	(31.45)	(42.19)	(63.05)

Total net income (loss) from operations	(195.98)	323.85	(57.35)	227.35

Offering costs (1)	(1.58)	(1.69)	(5.13)	(3.43)

Net asset value per unit at end of period	$2,944.94	$2,969.65	$2,944.94	$2,969.65

Total Return (3)	(6.29)%	12.17%	(2.08)%	8.16%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	6.99%	7.22%	7.05%	7.10%
Performance fee (3)	0.00%	0.00%	0.09%	0.00%

Total expenses	6.99%	7.22%	7.14%	7.10%

Expenses net of interest income (2), (4)	2.28%	4.55%	2.60%	4.60%

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
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $5,883,756,570 have been accepted during the continuing offering period as of June 30, 2006. Redemptions over the same time period total $1,306,968,983. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the six months ending June 30, 2006 and 2005 were (2.08)% and 8.16%, respectively.
2006
Of the 2006 year-to-date decrease of 2.08%, approximately 0.41% was due to trading losses (before commissions) and approximately 2.22% was due to interest income, offset by approximately 3.89% due to brokerage fees, performance fees and operating and offering costs borne by the Fund. An analysis of the 0.41% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	2.60%
Metals	2.15
Energy	0.91
Stock Indices	0.75
Currencies	(6.82)

(0.41)%

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
A sell-off in the U.S. Dollar against all the major currencies resulted in negative performance for the Fund in April. The currency sector was active throughout the month, and reacted sharply to comments by new Federal Reserve Chairman Ben Bernanke suggesting that U.S. interest rate hikes may be near an end. Concern that the U.S. Dollar may be losing its position as the world’s primary reserve currency also led to heavy selling of the U.S Dollar. The decline was exacerbated by the rally in non-U.S. Dollar currencies amid expectations that other central banks may be about to begin rate-hike campaigns. In response to the U.S. Dollar sell-off, fundamental concerns and increasing geopolitical uncertainties, metals traded sharply higher and were profitable for the Fund. The energy markets also traded higher, pushing the price of crude oil to all-time new highs. Gains from these moves together with the continued bearish trend in fixed income and the mid-month rebound in equities prices helped to offset the Fund’s currency losses.
The Fund’s performance in May was negative as another trend reversal caused losses. Global stock indices posted steep declines, reversing much of their year-to-date gains, amid renewed fears of inflation, rising interest rates, and a growing concern about the housing slow-down. This was a reversal of a very profitable trend for the year in the equities sector and resulted in the Fund’s biggest losses for the month. The U.S. Dollar continued to slide against the major currencies through the first half of the month, though not as severely as in April. While the U.S.

Dollar improved somewhat in the latter part of the month, it was not enough to recover the earlier losses. Energy prices came off their highs in response to a perceived easing of Middle East tensions resulted in losses for the Fund. The metals and interest rates sectors were positive, but not enough to offset the losses in these other sectors.
In June, volatile markets across the globe resulted in modest losses for the Fund. Markets in most sectors were choppy as traders tried to interpret the monetary policies expressed by each of the world’s major central banks. Gains made in the interest rates sector were offset by a continued reversal in commodity-related trends. The Australian Dollar was hit hard by weaker than expected economic data in the region which caused losses in the currencies sector. Expectations of slowed economic growth due to central bank policies as well as the shifting sands of geopolitical concerns continued to pressure prices and caused losses in the metals sector. The Fund had gains in the energy sector as prices moved higher in response to continuing uncertainty in Iran. In the face of these uncertainties and more, the equities sector was volatile, but ended the month relatively unchanged.
2005
Of the 2005 year-to-date increase of 8.16%, approximately 10.74% was due to trading gains (before commissions) and approximately 1.25% was due to interest income, offset by approximately 3.83% due to brokerage fees, and operating and offering costs borne by the Fund. An analysis of the 10.74% trading gains by sector is as follows:

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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the six months ended June 30, 2006 and the year ended December 31, 2005.

	June 30, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.80%	(6.82)%
Long Interest Rates	0.64%	(0.71)%
Short Interest Rates	0.42%	3.31%
Metals	0.36%	2.15%
Stock Indices	0.31%	0.75%
Energy	0.26%	0.91%

Aggregate/Total	1.62%	(0.41)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2006, approximately 0.41% was due to trading losses (before commissions) and approximately 2.22% due to interest income, offset by approximately 3.89% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of (2.08)%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.45%	5.98%
Long Interest Rates	0.80%	1.80%
Energy	0.63%	3.34%
Short Interest Rates	0.62%	4.85%
Stock Indices	0.38%	(2.82)%
Metals	0.06%	1.16%

Aggregate/Total	2.45%	14.31%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 9.53%.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
     The following represent the primary trading risk exposures of the Fund as of June 30, 2006, by market sector.
Currencies
     Exchange rate risk is the principal market exposure of the Fund. The Fund’s currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.

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
     The following were the only non-trading risk exposures of the Fund as of June 30, 2006.
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
(b) Reports of Form 8-K
          None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2006.

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