Form 10-Q
period 2006-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2006-10-31
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☑   No ☐

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Financial Condition as of September 30, 2006 (Unaudited)
	and December 31, 2005	3
	Condensed Schedules of Investments as of September 30, 2006 (Unaudited)
	and December 31, 2005	4—5
	Statements of Operations for the Three Months and Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)	6
	Statements of Cash Flows for the Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)	7
	Statements of Changes in Partners’ Capital (Net Asset Value)
	for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	8
	Notes to Financial Statements (Unaudited)	9—15
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16—23
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23—28
Item 4.	Controls and Procedures	29
PART II — OTHER INFORMATION		30
Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES
CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	September 30,	December 31,
	2006	2005

ASSETS
Equity in broker trading accounts
Cash	$1,587,169,594	$383,060,317
Restricted cash	141,852,787	0
United States government securities	1,834,716,389	2,445,977,400
Net unrealized gain (loss) on open futures contracts	(53,077,035)	1,086,731

Total equity in broker trading accounts	3,510,661,735	2,830,124,448

Cash and cash equivalents	233,621,512	1,026,080,370
United States government securities	1,650,442,236	1,545,690,406
Net unrealized gain (loss) on open forward currency contracts	18,370,420	(168,831,491)

Total assets	$5,413,095,903	$5,233,063,733

LIABILITIES
Accounts payable	$659,996	$859,255
Brokerage fee	31,522,869	29,451,059
Options written, at fair value (premiums received $783,433)	673,270	0
Accrued commissions and other trading fees on open contracts	1,297,652	970,539
Offering costs payable	474,818	1,464,278
Subscription deposits	0	150,000
Redemptions payable	47,812,964	24,469,943

Total liabilities	82,441,569	57,365,074

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 19,222.982 and 17,240.171 units outstanding at September 30, 2006 and December 31, 2005	54,565,780	51,848,435
Limited Partners — 1,858,714.736 and 1,703,733.918 units outstanding at September 30, 2006 and December 31, 2005	5,276,088,554	5,123,850,224

Total partners’ capital (Net Asset Value)	5,330,654,334	5,175,698,659

Total liabilities and partners’ capital (Net Asset Value)	$5,413,095,903	$5,233,063,733

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2006
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value

$1,150,000,000	12/14/2006	U.S. Treasury Bills	$1,138,747,888	21.36%
1,050,000,000	11/02/2006	U.S. Treasury Bills	1,045,385,778	19.61%
500,000,000	11/16/2006	U.S. Treasury Bills	496,850,278	9.32%
404,995,000	10/05/2006	U.S. Treasury Bills	404,775,403	7.60%
400,000,000	10/12/2006	U.S. Treasury Bills	399,399,278	7.49%

		Total United States government securities
		(cost, including accrued interest, — $3,485,158,625)	$3,485,158,625	65.38%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Energy	$(97,547,980)	(1.83)%
Metals	(4,239,317)	(0.08)%
Stock index	46,139,902	0.87%
Short-term interest rates	(121,518)	(0.01)%
Long-term interest rates	15,987,658	0.30%

Total long futures contracts	$(39,781,255)	(0.75)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Energy	$498,800	0.01%
Metals	(65,622)	(0.00)%
Short-term interest rates	(12,978,669)	(0.25)%
Long-term interest rates	(750,289)	(0.01)%

Total short futures contracts	$(13,295,780)	(0.25)%

Total futures contracts	$(53,077,035)	(1.00)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Various long forward currency contracts	$(131,676,339)	(2.47)%
Various short forward currency contracts	150,046,759	2.81%

Total forward currency contracts	$18,370,420	0.34%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Written options on forward currency contracts
(premiums received — $783,433)	$(673,270)	(0.01)%

*	— Pledged as collateral for the trading of futures, forward and options contracts.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value

$1,265,000,000	02/02/06	U.S. Treasury Bills	$1,260,694,934	24.35%
1,200,000,000	01/05/06	U.S. Treasury Bills	1,199,539,333	23.18%
920,000,000	03/16/06	U.S. Treasury Bills	912,832,689	17.64%
400,000,000	01/12/06	U.S. Treasury Bills	399,560,000	7.72%
220,000,000	Various	U.S. Treasury Bills	219,040,850	4.23%

		Total United States government securities
		(cost, including accrued interest, — $3,991,667,806)	$3,991,667,806	77.12%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Energy	$(52,245,803)	(1.01)%
Metals	3,008,025	0.06%
Stock index	(160,226)	(0.00)%
Long-term interest rates	1,586,847	0.03%

Total long futures contracts	$(47,811,157)	(0.92)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Metals	$(86,285)	(0.00)%
Stock index	(1,176,505)	(0.03)%
Short-term interest rates	55,439,109	1.07%
Long-term interest rates	(5,278,431)	(0.10)%

Total short futures contracts	$48,897,888	0.94%

Total futures contracts	$1,086,731	0.02%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Various long forward currency contracts	$(126,676,006)	(2.45)%
Various short forward currency contracts	(42,155,485)	(0.81)%

Total forward currency contracts	$(168,831,491)	(3.26)%

*	— Pledged as collateral for the trading of futures, forward and options contracts.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(150,270,549)	$128,973,892	$155,153,768	$344,045,110
Net change in unrealized	(113,239,800)	(44,737,691)	(54,163,766)	33,579,132
Brokerage commissions	(1,493,660)	(3,316,162)	(6,497,043)	(9,045,864)

Net gain (loss) from futures trading	(265,004,009)	80,920,039	94,492,959	368,578,378

Forward currency and options on forward currency trading gains (losses)
Realized	25,380,343	(42,624,855)	(498,112,655)	(99,835,143)
Net change in unrealized	68,058,958	(52,295,326)	187,312,074	168,445,949
Brokerage commissions	(759,449)	(383,025)	(2,047,657)	(997,324)

Net gain (loss) from forward currency and options on forward currency trading	92,679,852	(95,303,206)	(312,848,238)	67,613,482

Total net trading gains (losses)	(172,324,157)	(14,383,167)	(218,355,279)	436,191,860

EXPENSES NET OF INTEREST INCOME
Income
Interest income	70,042,056	35,563,671	194,831,573	87,452,934

Expenses
Brokerage fee	97,230,493	80,030,707	293,924,316	226,146,963
Performance Fee	0	0	4,818,187	0
Operating expenses	554,428	698,084	1,669,814	2,195,587

Total expenses	97,784,921	80,728,791	300,412,317	228,342,550

Expenses net of interest income	(27,742,865)	(45,165,120)	(105,580,744)	(140,889,616)

NET INCOME (LOSS)	$(200,067,022)	$(59,548,287)	$(323,936,023)	$295,302,244

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(105.06)	$(38.20)	$(173.72)	$192.78

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(106.37)	$(42.00)	$(168.85)	$181.92

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(323,936,023)	$295,302,244
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(133,148,308)	(202,025,081)
Increase in restricted cash	(141,852,787)	0
Options premium received	783,433	0
Increase (decrease) in accounts payable and accrued expenses	2,199,664	3,412,054
Net sales (purchases) of investments in United States government securities	506,509,181	(572,145,158)

Net cash (for) operating activities	(89,444,840)	(475,455,941)

Cash flows from (for) financing activities
Addition of units	818,748,469	729,058,890
Increase (decrease) in subscription deposits	(150,000)	10,000
Redemption of units	(305,458,073)	(325,752,336)
Offering costs paid	(12,045,137)	(9,427,778)

Net cash from financing activities	501,095,259	393,888,776

Net increase (decrease) in unrestricted cash and cash equivalents	411,650,419	(81,567,165)

Unrestricted cash and cash equivalents
Beginning of period	1,409,140,687	939,148,927

End of period	$1,820,791,106	$857,581,762

End of period unrestricted cash and cash equivalents consists of:
Cash in broker trading accounts	$1,587,169,594	$322,395,910
Cash and cash equivalents	233,621,512	535,185,852

Total end of period unrestricted cash and cash equivalents	$1,820,791,106	$857,581,762

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2006

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659
Net (loss) for the nine months ended September 30, 2006		(3,271,765)		(320,664,258)		(323,936,023)
Additions	1,982.811	6,100,000	265,558.492	812,648,469	267,541.303	818,748,469
Redemptions	0.000	0	(110,577.674)	(328,801,094)	(110,577.674)	(328,801,094)
Offering costs		(110,890)		(10,944,787)		(11,055,677)

Balances at September 30, 2006	19,222.982	$54,565,780	1,858,714.736	$5,276,088,554	1,877,937.718	$5,330,654,334

Nine Months Ended September 30, 2005

Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121
Net income for the nine months ended September 30, 2005		2,967,720		292,334,524		295,302,244
Additions	1,169.241	3,280,000	259,535.812	725,778,890	260,705.053	729,058,890
Redemptions	0.000	0	(115,788.202)	(323,309,526)	(115,788.202)	(323,309,526)
Offering costs		(86,381)		(8,477,966)		(8,564,347)

Balances at September 30, 2005	16,220.970	$47,489,323	1,603,038.760	$4,693,144,059	1,619,259.730	$4,740,633,382

Net Asset Value per General Partner and Limited Partner Unit
September 30,	December 31,	September 30,	December 31,
2006	2005	2005	2004

$2,838.57	$3,007.42	$2,927.65	$2,745.73

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
The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of swap and forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C.	Method of Reporting (Continued)
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
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2006 and December 31, 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $474,818 and $1,464,278, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.
If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2006 and December 31, 2005, the amount of unreimbursed offering costs incurred by Campbell & Company is $911,213 and $3,561,403, respectively.
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the three months and nine months ended September 30, 2006 and 2005.

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
The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2006 and December 31, 2005 was $3,485,158,625 and $3,991,667,806, respectively, which equals 65% and 77% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at September 30, 2006 and December 31, 2005 was $224,130,810 and $842,829,676, respectively, which equals 4% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at September 30, 2006 was restricted cash for margin requirements of $141,852,787 which equals 3% of Net Asset Value.
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
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. Beginning in January 2006, the Fund began selling forward currency options and as a seller of options the Fund receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability.
The unrealized gain (loss) on open futures, forward currency, options on forward currency and swap contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$70,074,039	$82,188,360	$161,986,518	$127,868,014
Gross unrealized losses	(123,151,074)	(81,101,629)	(143,505,935)	(296,699,505)

Net unrealized gain (loss)	$(53,077,035)	$1,086,731	$18,480,583	$(168,831,491)

Open contracts generally mature within three months; as of September 30, 2006, the latest maturity date for open futures contracts is June 2007, and the latest maturity date for open forward currency and options on forward currency contracts is December 2006. However, the Fund intends to close all contracts prior to maturity.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and 2005, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006, and the results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,944.94	$2,969.65	$3,007.42	$2,745.73

Income (loss) from operations:

Total trading gains (losses) (1)	(90.96)	(10.88)	(106.30)	279.48
Expenses net of interest income (1)	(14.57)	(28.97)	(56.62)	(91.97)

Total income (loss) from operations	(105.53)	(39.85)	(162.92)	187.51

Offering costs (1)	(0.84)	(2.15)	(5.93)	(5.59)

Net asset value per unit at end of period	$2,838.57	$2,927.65	$2,838.57	$2,927.65

Total Return (3)	(3.61)%	(1.41)%	(5.61)%	6.63%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.07%	7.04%	7.06%	7.10%
Performance fee (3)	0.00%	0.00%	0.09%	0.00%

Total expenses	7.07%	7.04%	7.15%	7.10%

Expenses net of interest income (2), (4), (5)	2.00%	3.94%	2.41%	4.38%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Expenses net of interest income is shown as a positive percentage when expenses exceed interest income for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $5,913,112,682 have been accepted during the continuing offering period as of September 30, 2006. Redemptions over the same time period total $1,439,665,903. The Fund commenced operations on April 18, 1994.
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
The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. swap contracts, forward contracts and options on forward contracts which are traded in the inter-bank market).
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
Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward, swap and options on forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
The returns for the nine months ending September 30, 2006 and 2005 were (5.61)% and 6.63%, respectively.

2006
Of the 2006 year-to-date decrease of 5.61%, approximately 3.36% was due to trading losses (before commissions) and approximately 5.74% was due to brokerage fees, performance fees and operating and offering costs borne by the Fund, offset by approximately 3.49% due to interest income. An analysis of the 3.36% trading losses by sector is as follows:

Sector	% Gain (Loss)
Metals	2.18%
Stock Indices	2.13
Interest Rates	1.99
Energy	(4.51)
Currencies	(5.15)

(3.36)%

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
In July, the Fund had modest gains in currencies and base metals sectors offset by losses in the fixed income sector as economic releases depicted slowing economic growth and a cooling housing market, leading to a reduced probability of another rate increase in August. North Korean missile tests, continuing Iranian nuclear defiance, renewed turbulence in Nigeria and the Israel/Lebanon tinderbox all pushed energy prices higher before finding resistance and finishing virtually unchanged for the month and caused small losses for the Fund. The equity indices sector was also volatile but ended the month largely unchanged, leading to flat performance for that sector.
Markets with light volume and little momentum resulted in a small negative return in August. With many traders on vacation, the summer doldrums reflected the state of many of the sectors the Fund trades, and even the notoriously fickle but volatile energy markets were mostly range-bound. The energy sector was dominated by perceptions of an easing in global geopolitical tensions, a mild hurricane season (so far!), and steadily rising inventories. These factors led to a sharp sell-off in natural gas, which was down by 30%, and crude oil, which fell below $70 per barrel. Unleaded gasoline traded down more than 40 cents in August alone and caused losses for the Fund. The Fund’s trading in non-dollar currency positions was profitable, but its outright U.S. Dollar positions resulted in losses. Long-dated interest rate instruments and stock indices were positive for the month, with both rallying sharply from mid-summer lows.
The Fund’s biggest losses in September occurred in the energy sector where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. The equity indices sector was positive as economic data (with the exception of housing-related figures) continued to show moderate growth with restrained inflation. Gains were also recorded in currency markets, where losses on the Fund’s cross rates exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in the interest rates sector as the market continued to believe that the U.S. Federal Reserve will not raise rates again in the foreseeable future.
2005
Of the 2005 year-to-date increase of 6.63%, approximately 10.35% was due to trading gains (before commissions) and approximately 2.04% was due to interest income, offset by approximately 5.76% due to brokerage fees, and operating and offering costs borne by the Fund. An analysis of the 10.35% trading gains by sector is as follows:

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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, swap, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of swap and forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
     The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	September 30, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Energy	0.58%	(4.51)%
Currencies	0.55%	(5.15)%
Stock Indices	0.29%	2.13%
Short Interest Rates	0.26%	2.52%
Metals	0.15%	2.18%
Long Interest Rates	0.11%	(0.53)%

Aggregate/Total	1.03%	(3.36)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the nine months ended September 30, 2006, approximately 3.36% was due to trading losses (before commissions) and approximately 5.74% was due to brokerage fees, performance fees and operating and offering costs borne by the Fund, offset by approximately 3.49% due to interest income giving a net return of (5.61)%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Currencies	1.45%	5.98%
Long Interest Rates	0.80%	1.80%
Energy	0.63%	3.34%
Short Interest Rates	0.62%	4.85%
Stock Indices	0.38%	(2.82)%
Metals	0.06%	1.16%

Aggregate/Total	2.45%	14.31%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the year ended December 31, 2005, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 9.53%.
Material Limitations of Value at Risk as an Assessment of Market Risk

     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Fund as of September 30, 2006, by market sector.

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
     The following were the only non-trading risk exposures of the Fund as of September 30, 2006.

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

Item 4. Controls and Procedures
     Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
     None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October 2006.

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

-E1-