Form 10-K
period 2006-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2007-03-30
CIK 910467

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2006
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
Yes ☐      No ☑
The Registrant has no voting stock. As of December 31, 2006 there were 1,807,105.687 Units of General and Limited Partnership Interest issued and outstanding.
Total number of pages 47. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	BUSINESS	1-2

ITEM 1A.	RISKS FACTORS	3-10

ITEM 1B.	UNRESOLVED STAFF COMMENTS	10

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
	PURCHASES OF EQUITY SECURITIES	10

ITEM 6.	SELECTED FINANCIAL DATA	11

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS	12-19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19-25

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
	DISCLOSURE	25

ITEM 9A.	CONTROLS AND PROCEDURES	25

ITEM 9B.	OTHER INFORMATION	25

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	25-27

ITEM 11.	EXECUTIVE COMPENSATION	28

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	28

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	28-29

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	29-30
SIGNATURES
CERTIFICATIONS
DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated July 11, 2005 included within the Post-Effective Amendment Number 1 to the Registration Statement on Form S-1 (File No. 333-119259), incorporated by reference into Parts I, II, III and IV.

ii

PART I
Item 1. Business
     Campbell Strategic Allocation Fund, L.P. (the “Registrant” or the “Fund”) is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and option markets. Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The general partner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). The Registrant’s operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.
     The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $6,410,000,000 through December 2006. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.
     A total of $5,953,779,704 has been raised in the initial and continuing offering periods through December 31, 2006.
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
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Registrant, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Registrant also trades in dealer markets for forward and option contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Registrant trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.
Operations
     A description of the business of the Registrant, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under “Summary,” “The Risks You Face, “ “Campbell & Company, Inc.,” “Conflicts of Interest” and “Charges to the Fund,” and such description is incorporated herein by reference from the Prospectus.
     The Registrant conducts its business in one industry segment, the speculative trading of futures, forwards and option contracts. The Registrant is a market participant in the “managed futures” industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Registrant, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Registrant has no employees, and does not engage in the sale of goods or services.
     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of December 2006, the percentage of component risk for each major sector was as follows: 35% to stock indices, 27% to interest rates, 26% to currencies, 10% to energy products and 2% to metals. The contracts traded by the Registrant will fluctuate from time to time.
     The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
     The Fund files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors
The following is a discussion of the risk factors applicable to the Registrant:
You Could Possibly Lose Your Total Investment in the Fund
     Futures, forward and option contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.
The Fund is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net assets. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
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
An Investment in the Fund May Not Diversify an Overall Portfolio
     Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures, forward and option contracts, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures, forward and option markets are fundamentally different from the securities markets in that for every gain in futures, forward and option trading, there is an equal and offsetting loss. If the Fund does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Fund may have no gains to offset your losses from other investments.

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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2005, this estimate had risen to approximately $131 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward and option positions, or otherwise alter trading patterns.
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
Tax Risks
Investors are Taxed Based on Their Share of Fund Profits
     Investors are taxed each year on their share of the Fund’s profits, if any, irrespective of whether they redeem any units or receive any cash distribution from the Fund. The general partner has the authority to make such distributions at any time in its sole discretion.
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
There Could be a Limit on the Deductibility of Brokerage and Performance Fees
     Although the Fund treats the brokerage and performance fees paid to the general partner as ordinary and necessary business expenses, upon audit, the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the expenses were investment advisory expenses, a limited partner’s tax liability would likely increase. In addition, upon audit, a portion of the brokerage fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the brokerage fees were so treated, a limited partner’s tax liability would likely increase.
Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of forward and option contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant.
The Futures Broker Could Fail and Has Been Subject to Disciplinary Action
     The Commodity Exchange Act generally requires a futures broker to segregate all funds received from customers from such broker’s proprietary assets. If the futures brokers fail to do so, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures brokers’ bankruptcy, the Fund could lose the entire amount, or be limited to recovering only a pro rata share, of all available funds segregated on behalf of the futures brokers’ combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures broker as margin) was held by the futures brokers. The futures brokers have been the subject of regulatory and private causes of action, as described under “The Futures Broker.”
     Furthermore, dealers in forward and option contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, you do not have such basic protection in forward and option contracts.
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
     Campbell & Company has a conflict of interest because it acts as the general partner and sole trading advisor for the Fund. Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of up to an 8% brokerage fee (of which 3% is retained) and a 20% performance fee. Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
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
Proposed Regulatory Change is Impossible to Predict
     The futures markets are subject to comprehensive statutes, regulations and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2006, there were 55,015 Partners in the Registrant and 1,807,105.687 Units of General and Limited Partnership Interest outstanding.
     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
     The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Total Assets	$5,777,987	$5,233,064	$4,099,736	$2,877,967	$1,654,430
Total Partners’ Capital	5,654,540	5,175,699	4,048,146	2,828,101	1,617,949
Total Trading Gain (includes brokerage commissions)	348,176	611,580	443,116	543,537	250,527
Net Income	211,997	424,794	130,292	342,701	155,979
Net Income Per General and Limited Partner Unit *	113.86	272.37	100.20	385.55	282.19
Increase in Net Asset Value per General and Limited Partner Unit	121.64	261.69	114.36	395.32	259.32
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2006 and 2005.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2006	2006	2006	2006
Total Trading Gain (Loss) (includes brokerage commissions)	$295,705	$(341,736)	$(172,324)	$566,531
Net Income (Loss)	250,825	(374,694)	(200,067)	535,933
Net Income (Loss) per General and Limited Partner Unit *	141.24	(195.77)	(105.06)	289.18
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	135.08	(197.56)	(106.37)	290.49
Net Asset Value per General and Limited Partner Unit at the End of the Period	3,142.50	2,944.94	2,838.57	3,129.06

*	- Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2005	2005	2005	2005
Total Trading Gain (Loss) (includes brokerage commissions)	$(95,831)	$546,406	$(14,383)	$175,388
Net Income (Loss)	(143,189)	498,040	(59,548)	129,491
Net Income (Loss) per General and Limited Partner Unit *	(95.53)	323.87	(38.20)	78.82
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(98.24)	322.16	(42.00)	79.77
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,647.49	2,969.65	2,927.65	3,007.42

*	- Based on weighted average number of units outstanding during the period.

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
Liquidity
     Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.

     The entire offering proceeds, without deductions, will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and option contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.
     Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and option contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures brokers or the over-the-counter counterparties.
     The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
     The returns for the years ended December 31, 2006, 2005, and 2004 were 4.04%, 9.53% and 4.35%, respectively.
2006
     Of the 4.04% return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% was due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 6.93% trading gain by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	6.67%
Interest Rates	3.05
Metals	2.01
Currencies	1.91
Energy	(6.71)

6.93%

The first quarter demonstrated how markets interplay and how a diversified set of strategies can take advantage of changes in geopolitical and macroeconomic events. Currencies were relatively quiet in the first two months of the year as the markets tried to ascertain central bank policy intentions for 2006, but managed to rally at quarter-end on expectations of further interest rate hikes. Energy volatility proved difficult for the Fund, as the markets continued to fluctuate between excess inventory levels, supply constraints, and the ebb and flow of geopolitical tensions. A sharp sell-off in energy prices in February and a rebound in prices in March left the Fund flat in Energy trading on the quarter. The first quarter also saw the long end of the yield curve reverse sharply, the markets’ first peek at Ben Bernanke as Chairman of the Fed, and the reintroduction of the 30-year bond, leaving fixed income trading flat on the quarter. Following all of this activity, the Fund recorded gains in equity indices (despite the choppy start for global equity markets) and currencies, and finished the first quarter up 4.49%.

The second quarter proved to be quite a bit more difficult for the Fund with a quarterly rate of return of (6.29) %. A major sell off of the U.S. dollar against all major currencies, coupled with other central banks contemplating rate hikes, resulted in negative performance, primarily from the Fund’s fundamental currency models. These losses proved difficult to overcome despite gains in other sectors. Mid-quarter, the Fund was faced with another trend reversal, this time in equities, resulting in additional losses to our global equity index trading. Energy trading was positive overall on the quarter as prices moved higher in response to continuing uncertainty in Iran and the approaching hurricane season. Toward the end of the quarter the markets were choppy as traders were attempting to interpret monetary policies from each of the world’s major central banks. Expectations of slowed economic growth due to central bank policies and the shifting sands of geopolitical events continued to pressure precious and base metals resulting in only slightly positive performance for that sector on the quarter.
As much as the second quarter was dominated by the sell off of the U.S. dollar, energy was largely responsible for the Fund posting a third quarter return of (3.61) %. Early in the quarter, economic activity suggested a slower pace and a cooling housing market leading to a reduced probability of another rate hike. The quarter began with a push in energy prices higher as a result of certain geopolitical events, followed by a sharp reversal in the energy complex on the perception of easing geopolitical intensions, a mild hurricane season and steadily rising inventories. Energy markets continued to sell off towards the end of the quarter causing losses for the Fund. Gains were recorded in the currency markets, where losses on the Fund’s cross rate exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. The market continued to believe the U.S. Federal Reserve would not raise rates in the foreseeable future and consequently the Fund recorded small losses in the interest rate sector and small gains in equity index trading.
The fourth quarter of 2006 proved to be a very productive period for our strategies, and produced a quarterly return of 10.23% for the Fund. The currency sector carried the Fund throughout the quarter, recording gains related to the renewed popularity of the Yen “carry” trade, Euro related crosses and the continued weakening of the Swiss Franc. The same strategies that caused the Fund difficulty in April and May, benefited the Fund throughout the fourth quarter and finished positive on the year overall. Equity index trading was also strongly positive throughout the quarter on strong economic growth, restrained inflation, and continued red-hot M&A activity ultimately contributing to the Dow finishing the year near all-time highs. The energy complex continued its unpredictable pattern — hitting lows for the year-to-date at the beginning of the quarter, rallying on refinery problems in November, and then falling back on above average temperatures throughout the U.S. and Europe. The Fund posted overall losses in the energy sector for the quarter and the year. Fixed income trading was slightly negative on the quarter until December when the sector contributed significantly to gains for the Fund. Yields rose sharply across the curve on firm November payrolls, stronger mid-month retail sales and indications of a potential boom in housing market data.
2005
     Of the 2005 increase of 9.53%, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% was due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees, and operating and offering costs borne by the Fund. An analysis of the 14.31% trading gain by sector is as follows:

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

Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and option contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
     In addition to market risk, in entering into futures, forward and option contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
     In the case of forward and option contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
     The Fund invests in futures, option and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2006, 2005 and 2004 and the trading gains/losses by market category for the years then ended.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.67%
Currencies	0.70%	1.91%
Energy	0.39%	(6.71)%
Long Interest Rates	0.35%	(0.24)%
Short Interest Rates	0.26%	3.29%
Metals	0.17%	2.01%

Aggregate/Total	1.42%	6.93%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.04%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.45%	5.98%
Long Interest Rates	0.80%	1.80%
Energy	0.63%	3.34%
Short Interest Rates	0.62%	4.85%
Stock Indices	0.38%	(2.82)%
Metals	0.06%	1.16%

Aggregate/Total	2.45%	14.31%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 9.53%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.15%	2.20%
Long Interest Rates	0.83%	10.03%
Short Interest Rates	0.26%	2.57%
Stock Indices	0.60%	(1.98)%
Energy	0.18%	1.78%
Metals	0.11%	(0.61)%

Aggregate/Total	1.84%	13.99%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 13.99% was due to trading gains (before commissions) and approximately 1.23% was due to interest income, offset by approximately 10.87% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.35%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
     The following were the primary trading risk exposures of the Fund as of December 31, 2006, by market sector.
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
Metals
     The Fund’s metals market exposure is to fluctuations in the price of gold, copper and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Fund as of December 31, 2006.
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
Item 8. Financial Statements and Supplementary Data
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 32 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.
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
Item 9B. Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2006.
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
     G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and has served as Vice President: Director of Research Operations since March 2006. His duties include managing daily research operations, new research product implementation and code management. From 1995 to 1997, Mr. Andrews was employed at Legg Mason as a Research Analyst in the Realty Group. Before immigrating to the United States, he was employed by the Japanese Department of Education in the town of Fujimi, Nagano prefecture. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand.

     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as the Chief Financial Officer and Treasurer since 1992, and Secretary and a Director since 1994. In addition to her role as CFO, Ms. Becks also oversees administration and trade operations. Ms. Becks is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks is currently a member of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly-held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.
     D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since it began operations, was President until 1994, and was Chief Executive Officer until 1997. Mr. Campbell is the majority voting stockholder of Campbell & Company. From 1971 to 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Campbell Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. He is an Associated Person of Campbell & Company.
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
     Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From 1999 to 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From 1997 to 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris is an Associated Person of Campbell & Company.
     Michael J. Hebrank, born in 1955, joined Campbell & Company in April 2004 and has served as Chief Technology Officer since then. From February 1999 to April 2004, Mr. Hebrank was the Chief Information Officer at Greater Baltimore Medical Center, the fourth largest healthcare system in Maryland. Mr. Hebrank holds a B.S. in Applied Statistics from the University of Baltimore and an M.S. in Computer Engineering from Loyola College of Maryland.

     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Executive Vice President-Research since then and Chief Operating Officer since June 2005. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.
     James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President- Business Development and a Director since 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.
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

Item 11. Executive Compensation
     The Registrant is managed by its general partner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 7% of the Registrant’s month-end Net Assets per year. From such 7% Brokerage Fee, Campbell & Company remits 4% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Campbell & Company retains the remaining 3% as management fees (2% for providing advisory fees and 1% for acting as general partner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2006, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2006, Campbell & Company owned 19,222.982 Units of General Partnership Interest having a value of $60,149,864. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.
Item 13. Certain Relationships and Related Transactions
      See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
     The principal accountant for the year ended December 31, 2006 and 2005 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2006 and 2005 were $93,196 and $88,110, respectively.

(b)	Audit Related Fees

The aggregate fees billed by the principal accountant for the monthly recalculation of the Fund’s net asset value for the years ended December 31, 2006 and 2005 were $0 and $0, respectively.

(c)	Tax Fees

The aggregate fees billed by the principal accountant for professional services rendered for the preparation and filing of the Fund’s Schedule K-1’s and all necessary federal and state tax returns for the years ended December 31, 2006 and 2005 were $0 and $0, respectively.

(d)	All Other Fees

The aggregate fees and expenses billed by the principal accountant for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Fund’s monthly account statements to Partners, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2006 and 2005 were $0 and $0, respectively.
(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 32 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.
(3)	Exhibits

Exhibit Number	Description of Document

1.01	Form of Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-43250) filed on August 8, 2000).

1.02	Form of Auxiliary Selling Agreement. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-80933) filed on June 17, 1999).

3.01	Agreement of Limited Partnership of the Registrant dated May 11, 1993. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.02	Certificate of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.03	Amended Agreement of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 3 to the Registration Statement Form S-1 (No. 333-119259) filed on November 1, 2006).

10.01	Form of Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.02	Form of Customer Agreement between the Registrant and PaineWebber Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

Exhibit Number	Description of Document

10.03	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 3 to the Registration Statement Form S-1 (No. 333-119259) filed on November 1, 2006).

10.04	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

10.06	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer, Secretary, Treasurer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2007.

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

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.
ANNUAL REPORT
December 31, 2006
INDEX

PAGES
Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	33

Arthur F. Bell, Jr. & Associates, L.L.C.	34

Financial Statements

Statements of Financial Condition December 31, 2006 and 2005	35

Condensed Schedules of Investments December 31, 2006 and 2005	36-37

Statements of Operations For the Years Ended December 31, 2006, 2005 and 2004	38

Statements of Cash Flows For the Years Ended December 31, 2006, 2005 and 2004	39

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2006, 2005 and 2004	40

Notes to Financial Statements	41-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the two years in the period then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, cash flows and changes in partners’ capital (net asset value) of Campbell Strategic Allocation Fund, L.P. for the year ended December 31, 2004 were audited by other auditors whose report, dated March 22, 2005, expressed an unqualified opinion on those statements.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2006 and 2005, the results of its operations and changes in its cash flows and partners’ capital (net asset value) for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statements of operations, cash flows and changes in partners’ capital (net asset value) of Campbell Strategic Allocation Fund, L.P. for the year ended December 31, 2004. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in partners’ capital (net asset value) of Campbell Strategic Allocation Fund, L.P. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ ARTHUR F. BELL, JR. & ASSOCIATES, L.L.C.
Hunt Valley, Maryland
March 22, 2005

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and 2005

	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$1,230,053,812	$381,760,399
Restricted cash	64,472,902	0
United States government securities	2,009,334,413	2,445,977,400
Net unrealized gain on open futures contracts	148,774,650	1,086,731

Total equity in broker trading accounts	3,452,635,777	2,828,824,530

Cash and cash equivalents	477,024,471	1,026,080,370
United States government securities	1,645,702,500	1,545,690,406
Options purchased, at fair value (premiums paid $3,991,104)	4,759,458	0
Net unrealized gain (loss) on open forward currency contracts	191,519,359	(168,831,491)
Interest receivable	6,345,242	1,299,918

Total assets	$5,777,986,807	$5,233,063,733

LIABILITIES
Accounts payable	$850,854	$859,255
Brokerage fee	33,622,892	29,451,059
Options written, at fair value (premiums received $2,319,699)	2,169,268	0
Accrued commissions and other trading fees on open contracts	1,999,134	970,539
Offering costs payable	516,133	1,464,278
Subscription deposits	0	150,000
Redemptions payable	84,288,360	24,469,943

Total liabilities	123,446,641	57,365,074

PARTNERS’ CAPITAL (Net Asset Value)
General Partner –19,222.982 and 17,240.171 units outstanding at December 31, 2006 and 2005	60,149,864	51,848,435
Limited Partners – 1,787,882.705 and 1,703,733.918 units outstanding at December 31, 2006 and 2005	5,594,390,302	5,123,850,224

Total partners’ capital (Net Asset Value)	5,654,540,166	5,175,698,659

Total liabilities and partners’ capital (Net Asset Value)	$5,777,986,807	$5,233,063,733

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,150,000,000	03/15/2007	U.S. Treasury Bills	$1,138,818,327	20.14%
1,025,000,000	02/01/2007	U.S. Treasury Bills	1,020,658,170	18.05%
500,000,000	02/15/2007	U.S. Treasury Bills	496,918,750	8.79%
400,000,000	01/04/2007	U.S. Treasury Bills	399,840,333	7.07%
400,000,000	01/11/2007	U.S. Treasury Bills	399,463,333	7.06%
200,000,000	01/25/2007	U.S. Treasury Bills	199,338,000	3.53%

		Total United States government securities (cost, including accrued interest, — $3,655,036,913)	$3,655,036,913	64.64%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(53,549,310)	(0.95)%
Metals	(8,996,304)	(0.16)%
Stock indices	67,620,532	1.20%
Long-term interest rates	(6,296,155)	(0.11)%

Total long futures contracts	$(1,221,237)	(0.02)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$1,062,310	0.02%
Metals	4,289,929	0.08%
Short-term interest rates	43,845,952	0.77%
Long-term interest rates	100,797,696	1.78%

Total short futures contracts	$149,995,887	2.65%

Total futures contracts	$148,774,650	2.63%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(104,725,010)	(1.85)%
Various short forward currency contracts	296,244,369	5.24%

Total forward currency contracts	$191,519,359	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $3,991,104)	$4,759,458	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $2,319,699)	$(2,169,268)	(0.04)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,265,000,000	02/02/06	U.S. Treasury Bills	$1,260,694,934	24.35%
1,200,000,000	01/05/06	U.S. Treasury Bills	1,199,539,333	23.18%
920,000,000	03/16/06	U.S. Treasury Bills	912,832,689	17.64%
400,000,000	01/12/06	U.S. Treasury Bills	399,560,000	7.72%
220,000,000	Various	U.S. Treasury Bills	219,040,850	4.23%

		Total United States government securities (cost, including accrued interest, - $3,991,667,806)	$3,991,667,806	77.12%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(52,245,803)	(1.01)%
Metals	3,008,025	0.06%
Stock indices	(160,226)	(0.00)%
Long-term interest rates	1,586,847	0.03%

Total long futures contracts	$(47,811,157)	(0.92)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Metals	$(86,285)	(0.00)%
Stock indices	(1,176,505)	(0.03)%
Short-term interest rates	55,439,109	1.07%
Long-term interest rates	(5,278,431)	(0.10)%

Total short futures contracts	$48,897,888	0.94%

Total futures contracts	$1,086,731	0.02%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(126,676,006)	(2.45)%
Various short forward currency contracts	(42,155,485)	(0.81)%

Total forward currency contracts	$(168,831,491)	(3.26)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
TRADING GAINS
Futures trading gains (losses)
Realized	$131,759,999	$420,433,284	$396,317,020
Change in unrealized	147,687,919	(58,899,977)	16,128,478
Brokerage commissions	(8,756,027)	(13,246,276)	(7,550,124)

Net gain from futures trading	270,691,891	348,287,031	404,895,374

Forward currency and options on foreign currency trading gains (losses)
Realized	(280,907,717)	363,426,548	203,232,232
Change in unrealized	361,269,635	(98,694,089)	(163,904,953)
Brokerage commissions	(2,878,200)	(1,439,002)	(1,106,990)

Net gain from forward currency and options on forward currency trading	77,483,718	263,293,457	38,220,289

Total net trading gains	348,175,609	611,580,488	443,115,663

EXPENSES NET OF INTEREST INCOME
Income
Interest income	261,724,377	130,633,883	43,794,851

Expenses
Brokerage fee	390,856,239	314,447,041	251,008,338
Performance fee	4,818,187	45,364	102,769,447
Operating expenses	2,228,483	2,927,479	2,840,344

Total expenses	397,902,909	317,419,884	356,618,129

Expenses net of interest income	(136,178,532)	(186,786,001)	(312,823,278)

NET INCOME	$211,997,077	$424,794,487	$130,292,385

NET INCOME PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$113.86	$272.37	$100.20

INCREASE IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$121.64	$261.69	$114.36

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from (for) operating activities
Net income	$211,997,077	$424,794,487	$130,292,385
Adjustments to reconcile net income to net cash (for) operating activities Net change in unrealized	(508,957,554)	157,594,066	147,776,475
Increase in restricted cash	(64,472,902)	0	0
Increase in interest receivable	(5,045,324)	(726,399)	(458,674)
Option premiums paid	(3,991,104)	0	0
Option premiums received	2,319,699	0	0
Increase (decrease) in accounts payable and accrued expenses	5,192,027	6,084,981	(8,687,415)
Net sales (purchases) of investments in United States government securities	336,630,893	(820,930,028)	(1,247,047,726)

Net cash for operating activities	(26,327,188)	(233,182,893)	(978,124,955)

Cash flows from (for) financing activities
Addition of units	849,723,054	1,123,597,622	1,341,837,619
Increase (decrease) in subscription deposits	(150,000)	150,000	0
Redemption of units	(510,552,792)	(408,082,091)	(219,153,952)
Offering costs paid	(13,455,560)	(13,217,277)	(22,519,363)

Net cash from financing activities	325,564,702	702,448,254	1,100,164,304

Net increase in cash and cash equivalents	299,237,514	469,265,361	122,039,349

Cash and cash equivalents
Beginning of year	1,407,840,769	938,575,408	816,536,059

End of year	$1,707,078,283	$1,407,840,769	$938,575,408

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$1,230,053,812	$381,760,399	$200,509,727
Cash and cash equivalents	477,024,471	1,026,080,370	738,065,681

Total end of year cash and cash equivalents	$1,707,078,283	$1,407,840,769	$938,575,408

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2006, 2005 and 2004

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2003	10,815.994	$28,460,882	1,063,947.539	$2,799,639,743	1,074,763.533	$2,828,100,625
Net income for the year ended December 31, 2004		1,300,362		128,992,023		130,292,385
Additions	4,235.735	11,804,000	478,957.592	1,330,033,619	483,193.327	1,341,837,619
Redemptions	0.000	0	(83,613.981)	(228,722,464)	(83,613.981)	(228,722,464)
Offering costs		(237,260)		(23,124,784)		(23,362,044)

Balances at December 31, 2004	15,051.729	41,327,984	1,459,291.150	4,006,818,137	1,474,342.879	4,048,146,121
Net income for the year ended December 31, 2005		4,265,819		420,528,668		424,794,487
Additions	2,188.442	6,380,000	388,029.969	1,117,217,622	390,218.411	1,123,597,622
Redemptions	0.000	0	(143,587.201)	(408,388,635)	(143,587.201)	(408,388,635)
Offering costs		(125,368)		(12,325,568)		(12,450,936)

Balances at December 31, 2005	17,240.171	51,848,435	1,703,733.918	5,123,850,224	1,720,974.089	5,175,698,659
Net income for the year ended December 31, 2006		2,327,389		209,669,688		211,997,077
Additions	1,982.811	6,100,000	276,043.383	843,623,054	278,026.194	849,723,054
Redemptions	0.000	0	(191,894.596)	(570,371,209)	(191,894.596)	(570,371,209)
Offering costs		(125,960)		(12,381,455)		(12,507,415)

Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net Asset Value Per General and Limited Partner Unit
	December 31,
2006	2005	2004
$3,129.06	$3,007.42	$2,745.73

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. When the Fund writes an option, an amount equal to the premium received by the Fund is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2006 and 2005, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $516,133 and $1,464,278, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2006 and 2005, the amount of un-reimbursed offering costs incurred by Campbell & Company is $1,110,061 and $3,561,403, respectively.

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

Certain amounts in the 2004 and 2005 financial statements were reclassified to conform with the 2006 presentation.

I.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Fund’s financial statements.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2. GENERAL PARTNER AND COMMODITY TRADING ADVISOR (CONTINUED)
The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and inter-bank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.
Campbell & Company is also paid a quarterly performance fee of 20% of the Fund’s aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income.
Note 3. DEPOSITS WITH BROKERS
The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund earns interest income on its assets deposited with the brokers.
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2006, 2005 and 2004.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.
The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the years ended 2006 and 2005, Campbell & Company received redemption fees of $601,184 and $389,228, respectively.
Note 6. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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
The amount of required margin and good faith deposits with the broker and inter-bank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2006 and 2005 was $3,655,036,913 and $3,991,667,806, respectively, which equals 65% and 77% of Net Asset Value, respectively. The cash deposited with inter-bank and other market makers at December 31, 2006 and 2005 was $466,642,532 and $842,829,676, respectively, which equals 8% and 16% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at December 31, 2006 was restricted cash for margin requirements of $64,472,902 which equals 1% of Net Asset Value.
The Fund trades forward currency and options on forward currency in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency, options on forward currency and swap contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and options on forward currency typically involves delayed cash settlement.
The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. Beginning in 2006, the Fund began buying and selling forward currency options. As a both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$225,720,639	$82,188,360	$363,846,416	$127,868,014
Gross unrealized losses	(76,945,989)	(81,101,629)	(171,408,272)	(296,699,505)

Net unrealized gain (loss)	$148,774,650	$1,086,731	$192,438,144	$(168,831,491)

Open contracts generally mature within three months; as of December 31, 2006, the latest maturity date for open futures contracts is September 2007, the latest maturity date for open forward currency contracts is March 2007, and the latest expiry date for options on forward currency contracts is January 2007. However, the Fund intends to close all open futures and forward currency contracts prior to maturity.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2006, 2005 and 2004. This information has been derived from information presented in the financial statements.

	2006	2005	2004
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,007.42	$2,745.73	$2,631.37

Income (loss) from operations:
Total net trading gains (1)	201.50	389.43	372.91
Expenses net of interest income (1)	(73.14)	(119.76)	(240.58)

Total net income from operations	128.36	269.67	132.33

Offering costs (1)	(6.72)	(7.98)	(17.97)

Net asset value per unit at end of year	$3,129.06	$3,007.42	$2,745.73

Total Return	4.04%	9.53%	4.35%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.08%	7.09%	7.10%
Performance fee	0.09%	0.00%	2.88%

Total expenses	7.17%	7.09%	9.98%

Expenses net of interest income (2), (3)	2.37%	4.17%	5.88%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit and offering costs per unit are calculated by dividing the expenses net of interest income and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Expenses net of interest income is shown as a positive percentage when expenses exceed interest income for the period.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E-1