Form 10-Q
period 2007-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2007-05-15
CIK 910467

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Total number of Pages 31

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of March 31, 2007 (Unaudited) and December 31, 2006	3

	Condensed Schedules of Investments as of March 31, 2007 (Unaudited) and December 31, 2006	4-5

	Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20-26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION		27

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$1,029,669,581	$1,230,053,812
Restricted cash	0	64,472,902
United States government securities	2,108,418,264	2,009,334,413
Net unrealized gain on open futures contracts	26,574,283	148,774,650

Total equity in broker trading account	3,164,662,128	3,452,635,777
Cash and cash equivalents	188,641,137	477,024,471
United States government securities	1,844,927,500	1,645,702,500
Options purchased, at fair value (premiums paid $4,860,635 and $3,991,104)	4,557,042	4,759,458
Net unrealized gain on open forward currency contracts	33,097,440	191,519,359
Interest receivable	5,152,086	6,345,242

Total assets	$5,241,037,333	$5,777,986,807

LIABILITIES
Accounts payable	$418,358	$850,854
Brokerage fee	30,487,502	33,622,892
Options written, at fair value (premiums received $2,789,201 and $2,319,699)	2,207,902	2,169,268
Accrued commissions and other trading fees on open contracts	1,320,960	1,999,134
Offering costs payable	525,761	516,133
Redemptions payable	61,200,299	84,288,360

Total liabilities	96,160,782	123,446,641

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 19,222.982 units outstanding at March 31, 2007 and December 31, 2006	56,060,367	60,149,864
Limited Partners – 1,744,945.897 and 1,787,882.705 units outstanding at March 31, 2007 and December 31, 2006	5,088,816,184	5,594,390,302

Total partners’ capital (Net Asset Value)	5,144,876,551	5,654,540,166

Total liabilities and partners’ capital (Net Asset Value)	$5,241,037,333	$5,777,986,807

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2007
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,150,000,000	06/14/2007	U.S. Treasury Bills	$1,138,416,944	22.13%
$1,125,000,000	05/03/2007	U.S. Treasury Bills	1,120,033,111	21.77%
$500,000,000	04/05/2007	U.S. Treasury Bills	499,726,944	9.71%
$500,000,000	05/17/2007	U.S. Treasury Bills	496,811,945	9.66%
$400,000,000	04/12/2007	U.S. Treasury Bills	399,397,445	7.76%
$300,000,000	04/26/2007	U.S. Treasury Bills	298,959,375	5.81%

		Total United States government securities (cost, including accrued interest, – $3,953,345,764)	$3,953,345,764	76.84%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$1,650,150	0.03%
Metals	3,087,790	0.06%
Stock indices	30,315,431	0.59%
Short-term interest rates	(2,669,823)	(0.05)%
Long-term interest rates	(10,925,152)	(0.21)%

Total long futures contracts	$21,458,396	0.42%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(6,668,764)	(0.13)%
Metals	(3,118,383)	(0.06)%
Stock indices	(317,865)	(0.01)%
Short-term interest rates	4,395,634	0.09%
Long-term interest rates	10,825,265	0.21%

Total short futures contracts	$5,115,887	0.10%

Total futures contracts	$26,574,283	0.52%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$136,418,144	2.65%
Various short forward currency contracts	(103,320,704)	(2.01)%

Total forward currency contracts	$33,097,440	0.64%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $4,860,635)	$4,557,042	0.09%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $2,789,201)	$(2,207,902)	(0.04)%

*	- Pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,150,000,000	03/15/2007	U.S. Treasury Bills	$1,138,818,327	20.14%
$1,025,000,000	02/01/2007	U.S. Treasury Bills	1,020,658,170	18.05%
$500,000,000	02/15/2007	U.S. Treasury Bills	496,918,750	8.79%
$400,000,000	01/04/2007	U.S. Treasury Bills	399,840,333	7.07%
$400,000,000	01/11/2007	U.S. Treasury Bills	399,463,333	7.06%
$200,000,000	01/25/2007	U.S. Treasury Bills	199,338,000	3.53%

		Total United States government securities (cost, including accrued interest, – $3,655,036,913)	$3,655,036,913	64.64%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(53,549,310)	(0.95)%
Metals	(8,996,304)	(0.16)%
Stock indices	67,620,532	1.20%
Long-term interest rates	(6,296,155)	(0.11)%

Total long futures contracts	$(1,221,237)	(0.02)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$1,062,310	0.02%
Metals	4,289,929	0.08%
Short-term interest rates	43,845,952	0.77%
Long-term interest rates	100,797,696	1.78%

Total short futures contracts	$149,995,887	2.65%

Total futures contracts	$148,774,650	2.63%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(104,725,010)	(1.85)%
Various short forward currency contracts	296,244,369	5.24%

Total forward currency contracts	$191,519,359	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $3,991,104)	$4,759,458	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $2,319,699)	$(2,169,268)	(0.04)%

*	- Pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(31,260,544)	$89,770,576
Change in unrealized	(122,200,367)	159,900,436
Brokerage commissions	(2,077,321)	(2,819,593)

Net gain (loss) from futures trading	(155,538,232)	246,851,419

Forward currency and options on forward currency trading gains (losses)
Realized	(31,587,574)	(179,873,451)
Change in unrealized	(159,062,998)	229,196,741
Brokerage commissions	(1,220,867)	(469,965)

Net gain (loss) from forward currency and options on forward currency trading	(191,871,439)	48,853,325

Total net trading gains (losses)	(347,409,671)	295,704,744

EXPENSES NET OF INTEREST INCOME
Income
Interest income	66,824,278	56,580,283

Expenses
Brokerage fee	96,257,670	96,118,639
Performance fee	0	4,818,187
Operating expenses	582,887	522,742

Total expenses	96,840,557	101,459,568

Expenses net of interest income	(30,016,279)	(44,879,285)

NET INCOME (LOSS)	$(377,425,950)	$250,825,459

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(210.38)	$141.24

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(212.74)	$135.08

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$(377,425,950)	$250,825,459
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	281,263,365	(389,097,177)
Decrease in restricted cash	64,472,902	0
Increase in option premiums paid	(869,531)	0
Increase in option premiums received	469,502	940,196
Decrease in interest receivable	1,193,156	0
Increase (decrease) in accounts payable and accrued expenses	(4,246,060)	8,650,820
Net (purchases) of investments in United States government securities	(298,308,851)	(954,697,430)

Net cash (for) operating activities	(334,451,467)	(1,083,378,132)

Cash flows from (for) financing activities
Addition of units	29,082,638	675,902,125
Increase in subscription deposits	0	371,140
Redemption of units	(182,581,102)	(76,298,347)
Offering costs paid	(1,817,634)	(5,693,016)

Net cash from (for) financing activities	(155,316,098)	594,281,902

Net decrease in cash and cash equivalents	(488,767,565)	(489,096,230)

Cash and cash equivalents
Beginning of period	1,707,078,283	1,409,140,687

End of period	$1,218,310,718	$920,044,457

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$1,029,669,581	$461,046,992
Cash and cash equivalents	188,641,137	458,997,465

Total end of period cash and cash equivalents	$1,218,310,718	$920,044,457

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2007

Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net (loss) for the three months ended March 31, 2007		(4,069,927)		(373,356,023)		(377,425,950)

Additions	0.000		9,656.144	29,082,638	9,656.144	29,082,638

Redemptions	0.000		(52,592.952)	(159,493,041)	(52,592.952)	(159,493,041)

Offering costs		(19,570)		(1,807,692)		(1,827,262)

Balances at March 31, 2007	19,222.982	$56,060,367	1,744,945.897	$5,088,816,184	1,764,168.879	$5,144,876,551

Three Months Ended March 31, 2006

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659

Net income for the three months ended March 31, 2006		2,511,976		248,313,483		250,825,459

Additions	1,915.272	5,900,000	217,556.081	670,002,125	219,471.353	675,902,125

Redemptions	0.000	0	(30,423.019)	(93,750,396)	(30,423.019)	(93,750,396)

Offering costs		(64,432)		(6,368,265)		(6,432,697)

Balances at March 31, 2006	19,155.443	$60,195,979	1,890,866.980	$5,942,047,171	1,910,022.423	$6,002,243,150

Net Asset Value per General and Limited Unit
March 31,	December 31,	March 31,	December 31,
2007	2006	2006	2005
$2,916.32	$3,129.06	$3,142.50	$3,007.42

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2007, and December 31, 2006, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $525,761 and $516,133, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2007 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $964,234 and $1,110,061, respectively.

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

H.	Recently Issued Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no impact on the Fund’s financial statements.

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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the three months ended March 31, 2007 and 2006.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company. The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the three months ended March 31, 2007 and 2006, Campbell & Company received redemption fees of $40,856 and $86,588, respectively.
Note 6. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2007 and December 31, 2006 was $3,953,345,764 and $3,655,036,913, respectively, which equals 77% and 65% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at March 31, 2007 and December 31, 2006 was $176,079,450 and $466,642,532, respectively, which equals 3% and 8% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at December 31, 2006, was restricted cash for margin requirements $64,472,902 which equals 1% of Net Asset Value. There was no restricted cash at March 31, 2007.
The Fund trades forward currency and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and options on foreign currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and options on forward currency contracts typically involves delayed cash settlement.
The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. Beginning in 2006, the Fund began buying and selling forward currency options. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid.
The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$52,974,138	$225,720,639	$187,546,131	$363,846,416
Gross unrealized losses	(26,399,855)	(76,945,989)	(154,170,985)	(171,408,272)

Net unrealized gain (loss)	$26,574,283	$148,774,650	$33,375,146	$192,438,144

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
Open contracts generally mature within three months; as of March 31, 2007, the latest maturity date for open futures contracts is December 2007, the latest maturity date for open forward currency contracts is June 2007, and the latest expiry date for options on forward currency contracts is April 2007. However, the Fund intends to close all futures and forward contracts prior to maturity.
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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007, and the statements of operations, cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,129.06	$3,007.42

Income (loss) from operations:
Total trading gains (losses) (1)	(194.99)	163.97
Expenses net of interest income (1)	(16.73)	(25.27)

Total net income (loss) from operations	(211.72)	138.70

Offering costs (1)	(1.02)	(3.62)

Net asset value per unit at end of period	$2,916.32	$3,142.50

Total Return(3)	(6.80)%	4.49%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.05%	7.06%
Performance fee (3)	0.00%	0.09%

Total expenses	7.05%	7.15%

Expenses net of interest income (2), (4), (5)	2.18%	2.93%

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
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $5,913,112,682 have been accepted during the continuing offering period as of March 31, 2007. Redemptions over the same time period total $1,439,665,903. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the three months ending March 31, 2007 and 2006 were (6.80)% and 4.49%, respectively.
2007
Of the 2007 year-to-date decrease of 6.80%, approximately 6.16% was due to trading losses (before commissions) and approximately 1.86% due to brokerage fees and operating and offering costs borne by the Fund offset by approximately 1.22% due to interest income. An analysis of the 6.16% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	0.56
Metals	(0.23)
Energy	(1.06)
Interest Rates	(2.10)
Currencies	(3.33)

(6.16)

The interest rates sector was the primary driver of the gain in January as global economic momentum continued to accelerate. Growth in payrolls, firming retail sales, bottoming housing data and upbeat consumer confidence drove U.S. bond prices lower, while European prices also declined on six year highs in consumer confidence and five year lows in German unemployment. Gains from the stock index sector resulted as prices continued their steady upward movement on strong M&A activity. Small gains in the currencies sector were driven by UK-related crosses as the Bank of England unexpectedly raised rates to combat rising inflation. Energy losses were driven by price declines on inventory build-ups due to warmer than average temperatures.
In February, the interest rates sector was once again the primary driver, however it related to losses for the Fund, motivated in particular by the flight to quality from risky assets on the 27th. Several catalysts were cited for the market decline including a 9% overnight drop in Chinese equities, continued Middle East turmoil, weaker than expected durable goods, Greenspan’s comments on the possibility of a recession late in 2007, and tightening standards on sub-prime loans. Currency trading also proved difficult as investors liquidated Yen-based carry trades on two occasions during the month. The Fund’s fundamental currency model gained on the 27th, but these gains were not enough to offset losses from both outright and cross rate exposures in the technical models. Despite the decline in global equity markets on the 27th, the Fund’s equity models were positive on the month, with gains from our macro futures model offsetting losses from technical trading in equity indices. Small gains were recorded in energy trading, while metal trading was slightly negative.
Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and stock indices led to negative performance in all of these sectors, acting as the primary drivers of the month’s losses. Risk levels for the Fund were reduced early in the month in response to market conditions, and have been restored to normal levels as conditions have warranted.
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
The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2007 and December 31, 2006 and the trading gains/losses by market category for the three months ended March 31, 2007 and the year ended December 31, 2006.

	March 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.03%	(3.33)%
Interest Rates	0.87%	(2.10)%
Stock Indices	0.66%	0.56%
Energy	0.21%	(1.06)%
Metals	0.11%	(0.23)%

Aggregate/Total	1.92%	(6.16)%

*-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**-	Of the return for the three months ended March 31, 2007, approximately 6.16% was due to trading losses (before commissions) and approximately 1.86% was due to brokerage fees, performance fees and operating and offering costs borne by the Fund, offset by approximately 1.22% due to interest income giving a net return of (6.80)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.67%
Currencies	0.70%	1.91%
Interest Rates	0.59%	3.05%
Energy	0.39%	(6.71)%
Metals	0.17%	2.01%

Aggregate/Total	1.42%	6.93%

*-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**-	Of the return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.04%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following represent the primary trading risk exposures of the Fund as of March 31, 2007, by market sector.
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
          The following were the only non-trading risk exposures of the Fund as of March 31, 2007.
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
Item 4. Controls and Procedures
          Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner’s Chief Executive Officer and Senior Vice President of Accounting and Finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Senior Vice President of Accounting and Finance have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports of Form 8-K
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2007.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E - 2

31.02	Certification by Senior Vice President of Accounting and Finance	E - 3

32.01	Certification by Chief Executive Officer	E - 4

32.02	Certification by Senior Vice President of Accounting and Finance	E - 5

- E 1 -