Form 10-Q
period 2007-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2007-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of June 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of June 30, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22-27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$1,163,891,021	$1,230,053,812
Restricted cash	0	64,472,902
United States government securities	2,109,476,445	2,009,334,413
Net unrealized gain on open futures contracts	102,213,417	148,774,650

Total equity in broker trading account	3,375,580,883	3,452,635,777

Cash and cash equivalents	227,860,663	477,024,471
United States government securities	1,845,128,389	1,645,702,500
Options purchased, at fair value (premiums paid $8,320,390 and $3,991,104)	9,124,309	4,759,458
Net unrealized gain on open forward currency contracts	154,164,878	191,519,359
Interest receivable	5,743,809	6,345,242
Prepaid expenses	7,500	0

Total assets	$5,617,610,431	$5,777,986,807

LIABILITIES
Accounts payable	$465,568	$850,854
Brokerage fee	32,698,607	33,622,892
Options written, at fair value (premiums received $4,754,632 and $2,319,699)	4,904,746	2,169,268
Accrued commissions and other trading fees on open contracts	2,554,773	1,999,134
Offering costs payable	502,929	516,133
Subscription deposits	10,000	0
Redemptions payable	91,780,787	84,288,360

Total liabilities	132,917,410	123,446,641

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 19,222.982 units outstanding at June 30, 2007 and December 31, 2006	63,050,420	60,149,864
Limited Partners — 1,652,964.390 and 1,787,882.705 units outstanding at June 30, 2007 and December 31, 2006	5,421,642,601	5,594,390,302

Total partners’ capital (Net Asset Value)	5,484,693,021	5,654,540,166

Total liabilities and partners’ capital (Net Asset Value)	$5,617,610,431	$5,777,986,807

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2007
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value

$1,150,000,000	09/13/2007	U.S. Treasury Bills	$1,139,173,389	20.77%
$1,125,000,000	08/02/2007	U.S. Treasury Bills	1,120,256,333	20.43%
$500,000,000	07/05/2007	U.S. Treasury Bills	499,727,778	9.11%
$500,000,000	08/16/2007	U.S. Treasury Bills	497,041,945	9.06%
$400,000,000	07/12/2007	U.S. Treasury Bills	399,405,389	7.28%
$300,000,000	07/26/2007	U.S. Treasury Bills	299,000,000	5.45%

		Total United States government securities (cost, including accrued interest, — $3,954,604,834)	$3,954,604,834	72.10%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Metals	$(1,407,415)	(0.03)%
Stock indices	22,768,128	0.42%
Short-term interest rates	(70,218)	0.00%
Long-term interest rates	(1,670,784)	(0.03)%

Total long futures contracts	$19,619,711	0.36%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Energy	$(4,207,200)	(0.08)%
Metals	1,099,505	0.02%
Stock indices	131,384	0.01%
Short-term interest rates	2,260,513	0.04%
Long-term interest rates	83,309,504	1.52%

Total short futures contracts	$82,593,706	1.51%

Total futures contracts	$102,213,417	1.87%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Various long forward currency contracts	$232,819,177	4.24%
Various short forward currency contracts	(78,654,299)	(1.43)%

Total forward currency contracts	$154,164,878	2.81%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Purchased options on forward currency contracts (premiums paid — $8,320,390)	$9,124,309	0.17%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Written options on forward currency contracts (premiums received — $4,754,632)	$(4,904,746)	(0.09)%

*	— Pledged as collateral for the trading of futures, forward and option positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value

$1,150,000,000	03/15/2007	U.S. Treasury Bills	$1,138,818,327	20.14%
$1,025,000,000	02/01/2007	U.S. Treasury Bills	1,020,658,170	18.05%
$500,000,000	02/15/2007	U.S. Treasury Bills	496,918,750	8.79%
$400,000,000	01/04/2007	U.S. Treasury Bills	399,840,333	7.07%
$400,000,000	01/11/2007	U.S. Treasury Bills	399,463,333	7.06%
$200,000,000	01/25/2007	U.S. Treasury Bills	199,338,000	3.53%

		Total United States government securities (cost, including accrued interest, — $3,655,036,913)	$3,655,036,913	64.64%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Energy	$(53,549,310)	(0.95)%
Metals	(8,996,304)	(0.16)%
Stock indices	67,620,532	1.20%
Long-term interest rates	(6,296,155)	(0.11)%

Total long futures contracts	$(1,221,237)	(0.02)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value

Energy	$1,062,310	0.02%
Metals	4,289,929	0.08%
Short-term interest rates	43,845,952	0.77%
Long-term interest rates	100,797,696	1.78%

Total short futures contracts	$149,995,887	2.65%

Total futures contracts	$148,774,650	2.63%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Various long forward currency contracts	$(104,725,010)	(1.85)%
Various short forward currency contracts	296,244,369	5.24%

Total forward currency contracts	$191,519,359	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Purchased options on forward currency contracts (premiums paid — $3,991,104)	$4,759,458	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value

Written options on forward currency contracts (premiums received — $2,319,699)	$(2,169,268)	(0.04)%

*	— Pledged as collateral for the trading of futures, forward and option positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$455,105,937	$215,653,741	$423,845,393	$305,424,317
Change in unrealized	75,639,134	(100,824,402)	(46,561,233)	59,076,034
Brokerage commissions	(2,862,753	(2,183,792)	(4,940,074)	(5,003,383)

Net gain from futures trading	527,882,318	112,645,547	372,344,086	359,496,968

Forward currency and options on forward currency trading gains (losses)
Realized	11,972,195	(343,619,547)	(19,615,379)	(523,492,998)
Change in unrealized	121,443,537	(109,943,625)	(37,619,461)	119,253,116
Brokerage commissions	(1,390,538)	(818,243)	(2,611,405)	(1,288,208)

Net gain (loss) from forward currency and options on forward currency trading	132,025,194	(454,381,415)	(59,846,245)	(405,528,090)

Total net trading gains (losses)	659,907,512	(341,735,868)	312,497,841	(46,031,122)

EXPENSES NET OF INTEREST INCOME
Income
Interest income	65,635,282	68,209,234	132,459,560	124,789,517

Expenses
Brokerage fee	95,537,191	100,575,184	191,794,861	196,693,823
Performance fee	0	0	0	4,818,187
Operating expenses	537,856	592,644	1,120,743	1,115,386

Total expenses	96,075,047	101,167,828	192,915,604	202,627,396

Expenses net of interest income	(30,439,765)	(32,958,594)	(60,456,044)	(77,837,879)

NET INCOME (LOSS)	$629,467,747	$(374,694,462)	$252,041,797	$(123,869,001)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$363.19	$(195.77)	$142.91	$(67.14)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$363.63	$(197.56)	$150.89	$(62.48)

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$252,041,797	$(123,869,001)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	84,180,694	(178,329,150)
Decrease in restricted cash	64,472,902	0
Increase in option premiums paid	(4,329,286)	0
Increase in option premiums received	2,434,933	1,552,006
(Increase) decrease in interest receivable	601,433	(1,523,670)
(Increase) in prepaid expenses	(7,500)	0
Increase (decrease) in accounts payable and accrued expenses	(753,932)	3,346,779
Net (purchases) of investments in United States government securities	(299,567,921)	(740,166,534)

Net cash from (for) operating activities	99,073,120	(1,038,989,570)

Cash flows from (for) financing activities
Addition of units	44,868,302	789,392,357
Increase (decrease) in subscription deposits	10,000	(150,000)
Redemption of units	(455,940,755)	(180,034,510)
Offering costs paid	(3,337,266)	(10,857,531)

Net cash from (for) financing activities	(414,399,719)	598,350,316

Net decrease in cash and cash equivalents	(315,326,599)	(440,639,254)

Cash and cash equivalents
Beginning of period	1,707,078,283	1,407,840,769

End of period	$1,391,751,684	$967,201,515

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$1,163,891,021	$759,099,961
Cash and cash equivalents	227,860,663	208,101,554

Total end of period cash and cash equivalents	$1,391,751,684	$967,201,515

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount

Six Months Ended June 30, 2007

Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	5,654,540,166
Net income for the six months ended June 30, 2007		2,936,729		249,105,068		252,041,797
Additions	0.000	0	14,743.336	44,868,302	14,743.336	44,868,302
Redemptions	0.000	0	(149,661.651)	(463,433,182)	(149,661.651)	(463,433,182)
Offering costs		(36,173)		(3,287,889)		(3,324,062)

Balances at June 30, 2007	19,222.982	$63,050,420	1,652,964.390	$5,421,642,601	1,672,187.372	$5,484,693,021

Six Months Ended June 30, 2006

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659
Net (loss) for the six months ended June 30, 2006		(1,243,115)		(122,625,886)		(123,869,001)
Additions	1,982.811	6,100,000	255,478.547	783,292,357	257,461.358	789,392,357
Redemptions	0.000	0	(64,760.551)	(196,104,174)	(64,760.551)	(196,104,174)
Offering costs		(94,791)		(9,365,347)		(9,460,138)

Balances at June 30, 2006	19,222.982	$56,610,529	1,894,451.914	$5,579,047,174	1,913,674.896	$5,635,657,703

Net Asset Value per General and Limited Unit
June 30,	December 31,	June 30,	December 31,
2007	2006	2006	2005

$3,279.95	$3,129.06	$2,944.94	$3,007.42
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
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2007, and December 31, 2006, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $502,929 and $516,133, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.
If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $912,701 and $1,110,061, respectively.

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
H.	Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no impact on the Fund’s financial statements.
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
I.	Reclassification
Certain amounts in the 2006 financial statements were reclassified to conform with the 2007 presentation.
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2007 and 2006.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.
The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the six months ended June 30, 2007 and 2006, Campbell & Company received redemption fees of $67,214 and $221,285, respectively.

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
The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2007 and December 31, 2006 was $3,954,604,834 and $3,655,036,913, respectively, which equals 72% and 65% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at June 30, 2007 and December 31, 2006 was $223,324,995 and $466,642,532, respectively, which equals 4% and 8% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at December 31, 2006, was restricted cash for margin requirements $64,472,902 which equals 1% of Net Asset Value. There was no restricted cash at June 30, 2007.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

Gross unrealized gains	$151,428,814	$225,720,639	$324,748,356	$363,846,416
Gross unrealized losses	(49,215,397)	(76,945,989)	(169,929,673)	(171,408,272)

Net unrealized gain	$102,213,417	$148,774,650	$154,818,683	$192,438,144

Open contracts generally mature within three months; as of June 30, 2007, the latest maturity date for open futures contracts is March 2008, the latest maturity date for open forward currency contracts is September 2007, and the latest expiry date for options on forward currency contracts is July 2007. However, the Fund intends to close all contracts prior to maturity.
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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007, the statements of operations for the three months and six months ended June 30, 2007 and 2006, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,916.32	$3,142.50	$3,129.06	$3,007.42

Income (loss) from operations:
Total net trading gains (losses) (1)	382.05	(178.76)	187.05	(15.16)
Expenses net of interest income (1)	(17.56)	(17.22)	(34.28)	(42.19)

Total net income (loss) from operations	364.49	(195.98)	152.77	(57.35)

Offering costs (1)	(0.86)	(1.58)	(1.88)	(5.13)

Net asset value per unit at end of period	$3,279.95	$2,944.94	$3,279.95	$2,944.94

Total Return (3)	12.47%	(6.29)%	4.82%	(2.08)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.24%	6.99%	7.11%	7.05%
Performance fee (3)	0.00%	0.00%	0.00%	0.09%

Total expenses	7.24%	6.99%	7.11%	7.14%

Expenses net of interest income (2), (4), (5)	2.29%	2.28%	2.23%	2.60%

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
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $5,988,955,567 have been accepted during the continuing offering period as of June 30, 2007. Redemptions over the same time period total $2,144,669,199. The Fund commenced operations on April 18, 1994.
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
Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and options on forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
The returns for the six months ending June 30, 2007 and 2006 were 4.82% and (2.08)%, respectively.
2007
Of the 2007 year-to-date increase of 4.82%, approximately 6.13% was due to trading gains (before commissions) and approximately 2.44% due to interest income offset by approximately 3.75% due to brokerage fees and operating and offering costs borne by the Fund. An analysis of the 6.13% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	4.75%
Stock Indices	4.06
Metals	(0.52)
Currencies	(0.92)
Energy	(1.24)

6.13%

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
In February, the interest rates sector was once again the primary driver, however it related to losses for the Fund, motivated in particular by the flight to quality from risky assets. Several catalysts were cited for the market decline including a 9% overnight drop in Chinese equities, continued Middle East turmoil, weaker than expected durable goods, Federal Reserve Chairman Greenspan’s comments on the possibility of a recession late in 2007, and tightening standards on sub-prime loans. Currency trading also proved difficult as investors liquidated Yen-based carry trades on two occasions during the month. The Fund’s fundamental currency model had gains, but these gains were not enough to offset losses from both outright and cross rate exposures in the technical models. Despite the decline in global equity markets at month-end, the Fund’s equity models were positive on the month, with gains from the macro futures model offsetting losses from technical trading in equity indices. Small gains were recorded in energy trading, while metal trading was slightly negative.
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
Gains from the equity sector carried performance for the month of April. Global equity themes consisted of impressive earnings and continued M&A activity backed by an unfettered access to liquidity and a lack of concern for signs of creeping inflation and bank hikes. Trading in currencies was also profitable on negative U.S. Dollar sentiment and strong performance of several currencies versus the Yen. Commodity trading was also positive as copper prices rallied on China’s release of high import figures. Profits earned in fixed income trading throughout the month were given back on the last day. The rise in yields early in the month reversed when U.S. bond prices spiked (10-year yields dropped back to unchanged) on a weaker than expected PCE (Personal Consumer Expenditures) Index, the Federal Reserve Bank’s favorite measure of inflation.
Gains from fixed income drove performance for the month of May. Global fixed income prices, led by Europe, continued to fall on above average economic growth and a hawkish European Central Bank. Prices broke out of their April trading range sending yields to test 2007 highs, allowing the Fund to gain on both the long and short end of the yield curve. Trading in equity indices also contributed to strong gains due, in part to mergers and acquisitions activity. In the U.S., the Dow and the S&P reached all-time highs, while Europe and Asia finished strongly positive as well. Profits in fixed income and equity futures trading were dampened somewhat by losses in the currency sector. After three months of sustained weakness, the broad trade-weighted dollar index rallied approximately 1.5%. In addition, the Canadian Dollar reached highs not seen since the 1970’s on renewed economic and inflationary strength. The Fund suffered losses mainly in outright exposures. Commodity trading was only slightly negative, with energy trading gains mitigating some losses in metals.
For June, despite mixed performance in the global equity markets with the U.S. finishing lower, a foiled terrorist attack in the heart of London’s West End, and ongoing inflation and sub-prime sector fears, the Fund managed to profit predominantly from technical trends in currencies as well as technical and macro trends in the interest rate sector. During the first half of the month, the markets generally focused on rising inflation as the predominant risk facing the world economy. Towards the end of the month a flight to quality rally, sparked by concerns in the sub-prime and mortgage-backed securities sector, highlighted growing global imbalances and concern for credit quality in the global financial system. Profits earned in the currency and fixed income sectors were dampened slightly by losses in equity indices trading. Small losses were also recorded in commodity trading as crude rallied above $70 per barrel as geo-political risks and inventory changes kept traders bullish.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
     The Fund’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund’s one day VaR at a 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.
     The Fund uses approximately one quarter of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.
     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The current methodology used to calculate the aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the six months ended June 30, 2007 and the year ended December 31, 2006.

	June 30, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Interest Rates	1.06%	4.75%
Currencies	0.70%	(0.92)%
Stock Indices	0.58%	4.06%
Metals	0.25%	(0.52)%
Energy	0.09%	(1.24)%

Aggregate/Total	1.55%	6.13%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the six months ended June 30, 2007, approximately 6.13% was due to trading gains (before commissions) and approximately 2.44% due to interest income offset by approximately 3.75% was due to brokerage fees, performance fees and operating and offering costs borne by the Fund, giving a net return of 4.82%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.67%
Currencies	0.70%	1.91%
Interest Rates	0.59%	3.05%
Energy	0.39%	(6.71)%
Metals	0.17%	2.01%

Aggregate/Total	1.42%	6.93%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.04%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Fund as of June 30, 2007, by market sector.
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
     The following were the primary non-trading risk exposures of the Fund as of June 30, 2007.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The means by which Campbell & Company attempts to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close out open positions.
     Campbell & Company manages the risk of the Fund’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.
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
Item 4.     Submissions of Matters to a vote of Security Holders.
     None
Item 5.    Other Information
     None
Item 6.   Exhibits and Reports on Form 8-K.
(a)	Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports of Form 8-K
              None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2007.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Senior Vice President of Accounting and Finance	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Senior Vice President of Accounting and Finance	E 5

-E 1-