Form 10-Q
period 2007-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2007-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Total number of Pages: 31

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23-29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION	30

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
 September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$371,594,502	$1,230,053,812
Restricted cash	0	64,472,902
United States government securities	2,112,245,007	2,009,334,413
Net unrealized gain on open futures contracts	21,490,868	148,774,650

Total equity in broker trading account	2,505,330,377	3,452,635,777

Cash and cash equivalents	76,226,096	477,024,471
United States government securities	1,845,395,257	1,645,702,500
Options purchased, at fair value (premiums paid $5,106,154 and $3,991,104)	10,910,225	4,759,458
Net unrealized gain on open forward currency contracts	99,193,610	191,519,359
Interest receivable	2,124,983	6,345,242
Prepaid expenses	3,750	0

Total assets	$4,539,184,298	$5,777,986,807

LIABILITIES
Accounts payable	$629,198	$850,854
Brokerage fee	26,386,437	33,622,892
Options written, at fair value (premiums received $2,889,254 and $2,319,699)	10,259,599	2,169,268
Accrued commissions and other trading fees on open contracts	1,047,645	1,999,134
Offering costs payable	427,697	516,133
Redemptions payable	104,633,434	84,288,360

Total liabilities	143,384,010	123,446,641

PARTNERS’ CAPITAL (Net Asset Value)
General Partner – 19,227.982 and 19,222.982 units outstanding at September 30, 2007 and December 31, 2006	53,277,277	60,149,864
Limited Partners – 1,567,233.687 and 1,787,882.705 units outstanding at September 30, 2007 and December 31, 2006	4,342,523,011	5,594,390,302

Total partners’ capital (Net Asset Value)	4,395,800,288	5,654,540,166

Total liabilities and partners’ capital (Net Asset Value)	$4,539,184,298	$5,777,986,807

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,150,000,000	12/13/2007	U.S. Treasury Bills	$1,140,952,056	25.95%
$1,125,000,000	11/01/2007	U.S. Treasury Bills	1,120,410,708	25.49%
$500,000,000	10/04/2007	U.S. Treasury Bills	499,800,417	11.37%
$500,000,000	11/15/2007	U.S. Treasury Bills	497,968,750	11.33%
$400,000,000	10/11/2007	U.S. Treasury Bills	399,468,333	9.09%
$300,000,000	10/25/2007	U.S. Treasury Bills	299,040,000	6.80%

		Total United States government securities (cost, including accrued interest, – $3,957,640,264)	$3,957,640,264	90.03%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(67,549)	(0.00)%
Metals	2,707,030	0.06%
Stock indices	35,568,075	0.80%
Short-term interest rates	(1,368,416)	(0.03)%
Long-term interest rates	(3,262,921)	(0.07)%

Total long futures contracts	$33,576,219	0.76%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$289,638	0.01%
Metals	(11,109,872)	(0.25)%
Stock indices	(648,132)	(0.02)%
Short-term interest rates	(197,404)	(0.00)%
Long-term interest rates	(419,581)	(0.01)%

Total short futures contracts	$(12,085,351)	(0.27)%

Total futures contracts	$21,490,868	0.49%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$483,200,675	10.99%
Various short forward currency contracts	(384,007,065)	(8.73)%

Total forward currency contracts	$99,193,610	2.26%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $5,106,154)	$10,910,225	0.25%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $2,889,254)	$(10,259,599)	(0.23)%

*	- Pledged as collateral for the trading of futures, forward and option positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006
UNITED STATES GOVERNMENT SECURITIES*

				% of Net
Face Value	Maturity Date	Description	Value	Asset Value
$1,150,000,000	03/15/2007	U.S. Treasury Bills	$1,138,818,327	20.14%
$1,025,000,000	02/01/2007	U.S. Treasury Bills	1,020,658,170	18.05%
$500,000,000	02/15/2007	U.S. Treasury Bills	496,918,750	8.79%
$400,000,000	01/04/2007	U.S. Treasury Bills	399,840,333	7.07%
$400,000,000	01/11/2007	U.S. Treasury Bills	399,463,333	7.06%
$200,000,000	01/25/2007	U.S. Treasury Bills	199,338,000	3.53%

		Total United States government securities (cost, including accrued interest, — $3,655,036,913)	$3,655,036,913	64.64%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(53,549,310)	(0.95)%
Metals	(8,996,304)	(0.16)%
Stock indices	67,620,532	1.20%
Long-term interest rates	(6,296,155)	(0.11)%

Total long futures contracts	$(1,221,237)	(0.02)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$1,062,310	0.02%
Metals	4,289,929	0.08%
Short-term interest rates	43,845,952	0.77%
Long-term interest rates	100,797,696	1.78%

Total short futures contracts	$149,995,887	2.65%

Total futures contracts	$148,774,650	2.63%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(104,725,010)	(1.85)%
Various short forward currency contracts	296,244,369	5.24%

Total forward currency contracts	$191,519,359	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $3,991,104)	$4,759,458	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $2,319,699)	$(2,169,268)	(0.04)%

*	- Pledged as collateral for the trading of futures, forward and option positions.
See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(444,955,091)	$(150,270,549)	$(21,109,698)	$155,153,768
Change in unrealized	(80,722,549)	(113,239,800)	(127,283,782)	(54,163,766)
Brokerage commissions	(1,147,437)	(1,493,660)	(6,087,511)	(6,497,043)

Net gain (loss) from futures trading	(526,825,077)	(265,004,009)	(154,480,991)	94,492,959

Forward currency and options on forward currency trading gains (losses)
Realized	(241,169,013)	25,380,343	(260,784,392)	(498,112,655)
Change in unrealized	(57,191,347)	68,058,958	(94,810,808)	187,312,074
Brokerage commissions	(646,982)	(759,449)	(3,258,387)	(2,047,657)

Net gain (loss) from forward currency and options on forward currency trading	(299,007,342)	92,679,852	(358,853,587)	(312,848,238)

Total net trading losses	(825,832,419)	(172,324,157)	(513,334,578)	(218,355,279)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	57,778,271	70,042,056	190,237,831	194,831,573

Expenses
Brokerage fee	81,592,452	97,230,493	273,387,313	293,924,316
Performance fee	0	0	0	4,818,187
Operating expenses	516,532	554,428	1,637,275	1,669,814

Total expenses	82,108,984	97,784,921	275,024,588	300,412,317

Interest income net of expenses	(24,330,713)	(27,742,865)	(84,786,757)	(105,580,744)

NET LOSS	$(850,163,132)	$(200,067,022)	$(598,121,335)	$(323,936,023)

NET LOSS PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(514.62)	$(105.06)	$(346.46)	$(173.72)

DECREASE IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(509.13)	$(106.37)	$(358.24)	$(168.85)

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from (for) operating activities
Net loss	$(598,121,335)	$(323,936,023)
Adjustments to reconcile net loss to net cash from (for) operating activities
Net change in unrealized	222,094,590	(133,148,308)
(Increase) decrease in restricted cash	64,472,902	(141,852,787)
Increase in option premiums paid	(1,115,050)	0
Increase in option premiums received	569,555	783,433
(Increase) decrease in interest receivable	4,220,259	(6,622,598)
Increase in prepaid expenses	(3,750)	0
Increase (decrease) in accounts payable and accrued expenses	(8,409,600)	2,199,664
Net sales (purchases) of investments in United States government securities	(302,603,351)	506,509,181

Net cash for operating activities	(618,895,780)	(96,067,438)

Cash flows from (for) financing activities
Addition of units	60,989,106	818,748,469
Decrease in subscription deposits	0	(150,000)
Redemption of units	(696,647,956)	(305,458,073)
Offering costs paid	(4,703,055)	(12,045,137)

Net cash from (for) financing activities	(640,361,905)	501,095,259

Net increase (decrease) in cash and cash equivalents	(1,259,257,685)	405,027,821

Cash and cash equivalents
Beginning of period	1,707,078,283	1,407,840,769

End of period	$447,820,598	$1,812,868,590

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$371,594,502	$1,579,683,991
Cash and cash equivalents	76,226,096	233,184,599

Total end of period cash and cash equivalents	$447,820,598	$1,812,868,590

See accompanying notes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2007

Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net loss for the nine months ended September 30, 2007		(6,835,012)		(591,286,323)		(598,121,335)

Additions	5.000	13,617	20,485.669	60,975,489	20,490.669	60,989,106

Redemptions	0.000	0	(241,134.687)	(716,993,030)	(241,134.687)	(716,993,030)

Offering costs		(51,192)		(4,563,427)		(4,614,619)

Balances at September 30, 2007	19,227.982	$53,277,277	1,567,233.687	$4,342,523,011	1,586,461.669	$4,395,800,288

Nine Months Ended September 30, 2006

Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659

Net loss for the nine months ended September 30, 2006		(3,271,765)		(320,664,258)		(323,936,023)

Additions	1,982.811	6,100,000	265,558.492	812,648,469	267,541.303	818,748,469

Redemptions	0.000	0	(110,577.674)	(328,801,094)	(110,577.674)	(328,801,094)

Offering costs		(110,890)		(10,944,787)		(11,055,677)

Balances at September 30, 2006	19,222.982	$54,565,780	1,858,714.736	$5,276,088,554	1,877,937.718	$5,330,654,334

Net Asset Value per General and Limited Partner Unit
September 30,	December 31,	September 30,	December 31,
2007	2006	2006	2005
$2,770.82	$3,129.06	$2,838.57	$3,007.42

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2007, and December 31, 2006, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $427,697 and $516,133, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $760,553 and $1,110,061, respectively.

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

H.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2007. The implementation of FIN 48 had no impact on the Fund’s financial statements.

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

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2007 and 2006.

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month-end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the nine months ended September 30, 2007 and 2006, Campbell & Company received redemption fees of $103,480 and $369,978, respectively.

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

The amount of required margin and good faith deposits with the broker and interbank and other market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2007 and December 31, 2006 was $3,957,640,264 and $3,655,036,913, respectively, which equals 90% and 65% of Net Asset Value, respectively. The cash deposited with interbank and other market makers at September 30, 2007 and December 31, 2006 was $72,178,136 and $466,642,532, respectively, which equals 2% and 8% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at December 31, 2006, was restricted cash for margin requirements $64,472,902 which equals 1% of Net Asset Value. There was no restricted cash at September 30, 2007.

The Fund trades forward currency and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and options on forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and options on forward currency contracts typically involves delayed cash settlement.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 6.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$46,519,411	$225,720,639	$499,324,545	$363,846,416
Gross unrealized losses	(25,028,543)	(76,945,989)	(401,697,209)	(171,408,272)

Net unrealized gain	$21,490,868	$148,774,650	$97,627,336	$192,438,144

Open contracts generally mature within three months; as of September 30, 2007, the latest maturity date for open futures contracts is June 2008, the latest maturity date for open forward currency contracts is December 2007, and the latest expiry date for options on forward currency contracts is October 2007. However, the Fund intends to close all contracts prior to maturity.
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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007, the statements of operations for the three months and nine months ended September 30, 2007 and 2006, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and the results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,279.95	$2,944.94	$3,129.06	$3,007.42

Income (loss) from operations:

Total net trading losses (1)	(493.62)	(90.96)	(306.46)	(106.30)
Interest income net of expenses (1)	(14.73)	(14.57)	(49.11)	(56.62)

Total net loss from operations	(508.35)	(105.53)	(355.57)	(162.92)

Offering costs (1)	(0.78)	(0.84)	(2.67)	(5.93)

Net asset value per unit at end of period	$2,770.82	$2,838.57	$2,770.82	$2,838.57

Total Return (3)	(15.52)%	(3.61)%	(11.45)%	(5.61)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	6.82%	7.07%	7.09%	7.06%
Performance fee (3)	0.00%	0.00%	0.00%	0.09%

Total expenses	6.82%	7.07%	7.09%	7.15%

Interest income net of expenses (2), (4), (5)	(2.02)%	(2.00)%	(2.19)%	(2.41)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses is shown as a positive percentage when interest income exceeds expenses for the period and a negative percentage when expenses exceed interest income for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,005,076,371 have been accepted during the continuing offering period as of September 30, 2007. Redemptions over the same time period total $2,398,229,047. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the nine months ending September 30, 2007 and 2006 were (11.45)% and (5.61)%, respectively.
2007
Of the 2007 year-to-date decrease of 11.45%, approximately 9.54% was due to trading losses (before commissions) and approximately 5.59% due to brokerage fees and operating and offering costs borne by the Fund offset by approximately 3.68% due to interest income. An analysis of the 9.54% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	(0.01)%
Stock Indices	(0.52)
Metals	(0.86)
Energy	(1.49)
Currencies	(6.66)

(9.54)%

The first quarter demonstrates how market perceptions on the global macroeconomic environment can drastically change during the quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets sponsored by Greenspan comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses), initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February followed by whipsaw activity at the end of quarter. The Fund’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Fund were reduced early in March in response to market conditions, and have been restored to normal levels as conditions have warranted.
The second quarter charged forward with M&A activity supported by impressive earnings, unfettered access to liquidity and major U.S. indices reaching all time highs to only end with inflation concerns and a flight to quality related to the sub-prime world. Currencies provided gains early and late in the quarter related to negative U.S. dollar sentiment but experienced losses mid-quarter mainly in outright exposures. Fixed income gains early in the month of April were given back during the last days of the month but global fixed income prices breaking out their trading ranges in May allowed the Fund to gain on both the long and short end of the yield curve. Early in the quarter commodity trading was positive as copper prices rallied on China’s release of high import figures then finished slightly negative mid quarter with energy trading gains mitigating some losses in metals. Commodities ended the quarter with small losses related to being short crude as it rallied above $70 per barrel on geo-political risks and inventory changes keeping traders bullish.

Following a positive second quarter and a promising start to July, a sudden flight to quality, the unwinding of the carry trade, and a highly correlated, unusually large move against the Fund’s positions resulted in one of Fund’s largest monthly declines in recent years. While statistically losses of this magnitude can occur, the speed of this decline was surprising. Losses were broadly based and evenly spread between the interest rate, foreign exchange and equity index sectors. Statistical measures of the Fund’s daily portfolio risk were normal and inside historical ranges, but the move against the Fund’s portfolio was not. The losses were experienced in most markets and across most models. In response to this “perfect storm”, the Fund’s leverage was temporarily cut by 50%.
The highly unusual market conditions of late July continued almost unabated for the first half of August. The contagion effect throughout the financial system created a confidence and liquidity crisis that also affected the Fund’s portfolio. Major stock, bond and currency markets globally experienced double digit losses from mid-July to mid-August. For the Fund, while broad exposures to general market risk factors were independently within normal ranges, the unique combination of relatively low market dispersion and low model diversity created inopportune conditions for the Fund’s risk/return profile. The foreign exchange sector proved very difficult in August as the Fund’s technical and macro models were both exposed to high yielding currencies that suffered market value declines of historical proportions in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Fund’s exposure was reduced. The more balanced fixed income exposure generated flat results with long- and short-end exposure netting. The Fund’s leverage was cut again in mid-August.

In September, global central bank intervention, which included a long-awaited Federal Open Market Committee decision to cut interest rates announced mid-month, restored investor confidence, and normalcy returned to global financial markets. The Fund earned the majority of its gains in the foreign exchange markets as higher-yielding currencies once again gained favor. Trading in the stock indices sector also posted positive results, as the markets breathed a collective sigh of relief that the Federal Reserve was seriously addressing the credit crisis and resulting economic impact. Fixed income trading finished slightly negative as yields on the long-end were little changed and investor risk appetite increased only moderately into month-end. The energy and base metals sectors finished slightly negative as fundamentals were ignored by the market’s desire for commodities in this weakening dollar environment which exacerbated price action to the upside. Although the Fund’s portfolio maintained a lower risk posture throughout the month of September, full re-engagement resumed in early October.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	September 30, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.40%	(6.66)%
Interest Rates	0.99%	(0.01)%
Stock Indices	0.80%	(0.52)%
Energy	0.10%	(1.49)%
Metals	0.09%	(0.86)%

Aggregate/Total	2.66%	(9.54)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2007, approximately 9.54% was due to trading losses (before commissions) and approximately 5.59% was due to brokerage fees, performance fees and operating and offering costs borne by the Fund approximately 3.68% due to interest income offset by, giving a net return of (11.45)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.67%
Currencies	0.70%	1.91%
Interest Rates	0.59%	3.05%
Energy	0.39%	(6.71)%
Metals	0.17%	2.01%

Aggregate/Total	1.42%	6.93%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.04%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Fund as of September 30, 2007, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Fund as of September 30, 2007.
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

PART II—OTHER INFORMATION
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
     (b) Reports of Form 8-K
     None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2007.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E3

31.02	Certification by Senior Vice President of Accounting and Finance	E 4 — E5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Senior Vice President of Accounting and Finance	E 7

-E 1-