Form 10-K
period 2007-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2008-03-28
CIK 910467

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2007
Commission File Number 0-22260 and 2-84126

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in its charter)

DELAWARE	52-1825554

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

210 W. Pennsylvania Avenue
Towson, Maryland	21204

Registrant’s telephone number, including area code:     (410) 296-3301
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The Registrant has no voting stock. As of December 31, 2007 there were 1,424,142.944 Units of General and Limited Partnership Interest issued and outstanding.
Total number of pages 50. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	BUSINESS	1-2

ITEM 1A.	RISKS FACTORS	3-10

ITEM 1B.	UNRESOLVED STAFF COMMENTS	10

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10

ITEM 6.	SELECTED FINANCIAL DATA	11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19-24

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24

ITEM 9A.	CONTROLS AND PROCEDURES	24

ITEM 9A(T).	CONTROLS AND PROCEDURES	25

ITEM 9B.	OTHER INFORMATION	25

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	25-28

ITEM 11.	EXECUTIVE COMPENSATION	28

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	29

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	29

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	30-31

SIGNATURES
CERTIFICATIONS
DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated August 15, 2007 included within the Post-Effective Amendment Number 4 to the Registration Statement on Form S-1 (File No. 333-119259), incorporated by reference into Parts I, II, III and IV.

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
          The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $6,410,000,000 through December 2007. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.
          A total of $6,040,522,828 has been raised in the initial and continuing offering periods through December 31, 2007.
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
          The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of December 2007, the percentage of component risk for each major sector was as follows: 73% to currencies, 19% to stock indices, 5% to interest rates, 2% to metals and 1% to energy products. The contracts traded by the Registrant will fluctuate from time to time.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2006, this estimate had risen to approximately $170 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward and option positions, or otherwise alter trading patterns.
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
Increase in Assets Under Management May Make Profitable Trading More Difficult
     The general partner’s current equity under management has increased substantially since the inception of the Fund. The general partner has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts, including the Fund. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.
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
Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of forward and option contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the limited partnership agreement allows for changes to be made to the brokerage fee and performance fee upon 60 days written notice.
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
The Fund is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do any have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

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
          Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2007, there were 46,275 Partners in the Registrant and 1,424,142.944 Units of General and Limited Partnership Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Total Assets	$3,999,585	$5,777,987	$5,233,064	$4,099,736	$2,877,967
Total Partners’ Capital	3,803,392	5,654,540	5,175,699	4,048,146	2,828,101
Total Net Trading Gain (Loss) (includes brokerage commissions)	(620,158)	348,176	611,580	443,116	543,537
Net Income (Loss)	(739,180)	211,997	424,794	130,292	342,701
Net Income (Loss) Per General and Limited Partner Unit *	(440.33)	113.86	272.37	100.20	385.55
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(458.41)	121.64	261.69	114.36	395.32
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2007 and 2006.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2007	2007	2007	2007
Total Trading Gain (Loss) (includes brokerage commissions)	$(347,410)	$659,908	$(825,832)	$(106,824)
Net Income (Loss)	(377,426)	629,468	(850,163)	(141,059)
Net Income (Loss) per General and Limited Partner Unit *	(210.38)	363.19	(514.62)	(91.86)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(212.74)	363.63	(509.13)	(100.17)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,916.32	3,279.95	2,770.82	2,670.65

*	- Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2006	2006	2006	2006
Total Trading Gain (Loss) (includes brokerage commissions)	$295,705	$(341,736)	$(172,324)	$566,531
Net Income (Loss)	250,825	(374,694)	(200,067)	535,933
Net Income (Loss) per General and Limited Partner Unit *	141.24	(195.77)	(105.06)	289.18
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	135.08	(197.56)	(106.37)	290.49
Net Asset Value per General and Limited Partner Unit at the End of the Period	3,142.50	2,944.94	2,838.57	3,129.06

*	- Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Results of Operations
          The returns for the years ended December 31, 2007, 2006, and 2005 were (14.65)%, 4.04% and 9.53%, respectively.
2007
          Of the (14.65)% return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income. An analysis of the 11.89% trading loss by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	0.80%
Metals	(0.67)
Energy	(1.79)
Stock Indices	(2.61)
Currencies	(7.62)

(11.89)%

The first quarter demonstrated how market perceptions on the global macroeconomic environment can drastically change during a quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum, but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets, sponsored by former Federal Reserve Chairman Alan Greenspan’s comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses); initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February, followed by whipsaw activity at the end of quarter. The Fund’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity, but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Fund were reduced early in March in response to market conditions, and were restored to normal levels as conditions warranted.

The second quarter charged forward with M&A activity supported by impressive earnings, unfettered access to liquidity and major U.S. indices reaching all time highs, to only end with inflation concerns and a flight to quality related to the sub-prime world. Currencies provided gains early and late in the quarter related to negative U.S. dollar sentiment, but experienced losses mid-quarter mainly in outright exposures. Fixed income gains early in the month of April were given back during the last days of the month, but global fixed income prices breaking out of their trading ranges in May allowed the Fund to gain on both the long and short end of the yield curve. Early in the quarter commodity trading was positive as copper prices rallied on China’s release of high import figures, then finished slightly negative mid-quarter with energy trading gains mitigating some losses in metals. Commodities ended the quarter with small losses related to being short crude as it rallied above $70 per barrel on geo-political risks and inventory changes keeping traders bullish.
The third quarter began with a sudden flight to quality, reversal of high yielding currencies, and a highly correlated, unusually large move against the Fund’s positions resulting in one of the Fund’s largest monthly declines in recent years.  Losses were broadly based and evenly spread between the interest rate, foreign exchange and equity index sectors. In response to this “perfect storm,” the Fund’s leverage was temporarily cut by 50%. Continuing the unusual market conditions theme into the first half of August, the contagion effect throughout the financial system created a confidence and liquidity crisis that also negatively impacted the Fund’s performance. Major stock, bond and currency markets globally experienced double digit losses from mid-July to mid-August. The foreign exchange sector proved very difficult in August as the Fund’s technical and macro models were both exposed to high-yielding currencies that suffered market value declines of historical proportions in mid-August. The Fund’s leverage was cut again in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Fund’s exposure was reduced. The Fund earned the majority of its gains at the end of the quarter in the foreign exchange markets as higher-yielding currencies once again gained favor. Trading in the stock indices sector also posted positive results, as the markets breathed a collective sigh of relief that the Federal Reserve was seriously addressing the credit crisis and resulting economic impact. The Fund’s portfolio maintained a lower risk posture throughout the month of September with full re-engagement resuming in the early part of the fourth quarter.
The fourth quarter started with mixed messages as corporate earnings’ reports either beat estimates or severely disappointed, money centers and investment banks grappling with major credit related losses, housing data continuing to soften, and the Federal Open Market Committee complying with market expectations of a 25 basis point cut. High yielding currencies provided healthy gains early in the quarter battling back from August lows, however, during the remainder of the quarter the Fund incurred its largest sector losses in currencies enduring the yen reaching levels not seen since June of 2005. Trading in global indices proved a similar fate to the currency sector, initially beginning the quarter with gains followed up by two consecutive months of incurring losses related to U.S. recessionary fears spawning fears of a global slowdown in growth. Fixed income began the quarter flat as credit quality remained an underlying concern, then moving to positive returns mid-quarter thanks to Treasuries posting the best month in 12 years, to finishing negative at year-end related to extreme volatility. Energy and base metals began the quarter with a minimal loss and flat performance, respectively, as the markets continued to wrestle with a tight supply/demand picture, deteriorating geo-political landscape, a weakening dollar and strong growth from India & China. This market landscape then switched to fears of slowing global growth and fundamental arguments for lower energy prices in which Campbell recorded losses in both sectors. The quarter ended with gains realized in base and precious metals as gold rallied 6% to all time highs amid strong buying in the face of a bounce in the U.S. dollar.

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

          The Fund’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund’s VaR at a one day 97.5% confidence level of the Fund’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.
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
The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007, 2006 and 2005 and the trading gains/losses by market category for the years then ended.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.62)%
Stock Indices	0.51%	(2.61)%
Interest Rates	0.42%	0.80%
Metals	0.14%	(0.67)%
Energy	0.08%	(1.79)%

Aggregate/Total	1.72%	(11.89)%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income giving a net return of (14.65)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.67%
Currencies	0.70%	1.91%
Energy	0.39%	(6.71)%
Long Interest Rates	0.35%	(0.24)%
Short Interest Rates	0.26%	3.29%
Metals	0.17%	2.01%

Aggregate/Total	1.42%	6.93%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.04%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.45%	5.98%
Long Interest Rates	0.80%	1.80%
Energy	0.63%	3.34%
Short Interest Rates	0.62%	4.85%
Stock Indices	0.38%	(2.82)%
Metals	0.06%	1.16%

Aggregate/Total	2.45%	14.31%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2005, approximately 14.31% was due to trading gains (before commissions) and approximately 2.92% due to interest income, offset by approximately 7.70% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 9.53%.

Material Limitations of Value at Risk as an Assessment of Market Risk
   The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

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
Interest Rates
          Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Fund takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future. The changes in interest rates that have the most effect on the Fund are changes in long-term, as oppose to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the only non-trading risk exposures of the Fund as of December 31, 2007.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
          The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions.
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

Item 9A(T). Controls and Procedures
Management’s Annual Report on Internal Control over Financial Reporting
Campbell & Company, Inc. (“CCI”), the general partner of CSAF is responsible for the management of the partnership. Management of CCI (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Partnership’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the partnership’s transactions are being made only in accordance with authorizations of Management and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s reporting this annual report.
Item 9B. Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2007.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company’s directors and executive officers are as follows:

   G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Vice President: Director of Research Operations in March 2006 and has served as Vice President: Director of Operations since April 2007. His duties include managing daily research and trade operations, new research product implementation and code management. From November 1995 to April 1997, Mr. Andrews was employed at Legg Mason as a Research Analyst in the Realty Group. Before immigrating to the United States, he was employed by the Japanese Department of Education in the town of Fujimi, Nagano prefecture. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006.
   Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Chief Financial Officer, Treasurer and Secretary since May 1992, and a Director since January 1994. Ms. Becks is also the President, Chief Executive Officer and Chief Financial Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, President, Chief Executive Officer and Chief Financial Officer of The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. From December 1987 to June 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. From September 1985 to December 1987, she worked with the public accounting firm Ernst & Young as a C.P.A. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal of Campbell & Company effective May 7, 1999 and March 10, 1993, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 12, 2005, respectively.
   D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal of Campbell & Company effective October 29, 1997 and September 29, 1978, respectively. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.
   Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. Until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry for over 30 years, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal of Campbell & Company effective December 15, 1993 and September 15, 1993, respectively. Mr. Cleland became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 13, 2005, respectively. Mr. Cleland withdrew his registration as an Associated Person and a Principal of Campbell & Company Investment Adviser LLC effective April 3, 2007.

   Gregory T. Donovan, born in 1972, has been employed by Campbell & Company since October 2006 as Senior Vice President of Accounting and Finance. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also the Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services serving as Director in the Financial and Economic Consulting Practice. From May 1998 until November 2003, Mr. Donovan was employed by KPMG LLP in which he served in the capacity as Manager in the Forensic and Litigation Services Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal of Campbell & Company effective July 5, 2007 and May 9, 2007 respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
   Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From October 1999 to July 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From May 1997 to October 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal of Campbell & Company effective September 21, 2000 and June 15, 2006, respectively.
   Michael J. Hebrank, born in 1955, joined Campbell & Company in April 2004 and has served as Chief Technology Officer since then. From February 1999 to April 2004, Mr. Hebrank was the Chief Information Officer at Greater Baltimore Medical Center, the fourth largest healthcare system in Maryland. Mr. Hebrank holds a B.S. in Applied Statistics from the University of Baltimore and an M.S. in Computer Engineering from Loyola College of Maryland. Mr. Hebrank became listed as a Principal of Campbell & Company effective June 21, 2006.
   Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 through March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., and affiliates, a private investment management firm, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal of Campbell & Company effective April 15, 2003. Mr. Heerdt became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 12, 2005, respectively.
   James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since December 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University.

From March 1989 to April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc., a national full service brokerage firm. From January 1984 to March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little became registered as an Associated Person and listed as a Principal of Campbell & Company effective August 7, 1992 and April 19, 1993 respectively. Mr. Little became registered as an Associated Person and listed as a Principal of Campbell & Company Investment Adviser LLC effective December 14, 2005 and December 12, 2005, respectively.
   Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd is also the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. From March 1997 to July 1999, Mr. Lloyd was an attorney in the Enforcement Department of NASD Regulation, Inc., and, from July 1995 to March 1997, he served as a senior counsel in the Division of Enforcement of the United States Securities and Exchange Commission. From January 1989 to July 1995, he was engaged in the private practice of law. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.
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
Code of Ethics
Campbell & Company has adopted a code of ethics for its chief executive officer, senior vice president of accounting and finance, director of fund accounting, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2007, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2007, Campbell & Company owned 19,227.982 Units of General Partnership Interest having a value of $51,351,210. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.
Item 13. Certain Relationships and Related Transactions, and Director Independence
             See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
             The principal accountant for the year ended December 31, 2007 and 2006 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2007 and 2006 were $120,000 and $93,196, respectively.

(b)	Audit Related Fees

The aggregate fees billed by the principal accountant for the monthly recalculation of the Fund’s net asset value for the years ended December 31, 2007 and 2006 were $0 and $0, respectively.

(c)	Tax Fees

The aggregate fees billed by the principal accountant for professional services rendered for the preparation and filing of the Fund’s Schedule K-1’s and all necessary federal and state tax returns for the years ended December 31, 2007 and 2006 were $0 and $0, respectively.

(d)	All Other Fees

The aggregate fees and expenses billed by the principal accountant for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Fund’s monthly account statements to Partners, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2007 and 2006 were $0 and $0, respectively.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 34 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document

1.01	Form of Selling Agreement among the Registrant, Campbell & Company, PaineWebber Incorporated and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-43250) filed on August 8, 2000).

1.02	Form of Auxiliary Selling Agreement. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-80933) filed on June 17, 1999).

3.01	Agreement of Limited Partnership of the Registrant dated May 11, 1993. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.02	Certificate of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

3.03	Amended Agreement of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 4 to the Registration Statement Form S-1 (No. 333-119259) filed on August 15, 2007).

10.01	Form of Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.02	Form of Customer Agreement between the Registrant and PaineWebber Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.03	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 4 to the Registration Statement Form S-1 (No. 333-119259) filed on August 15, 2007).

10.04	Escrow Agreement between the Registrant and Mercantile Safe Deposit & Trust Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.05	International Swap Dealers Association, Inc. Master Agreement between the Registrant and ABN AMRO Bank, N.V. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

10.06	International Swap Dealers Association, Inc. Master Agreement between the Registrant and Deutsche Bank AG. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement of Form S-1 (No. 333-61274) filed on May 18, 2001).

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

Exhibit Number	Description of Document

31.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Executive Office, Chief Financial Officer, Secretary, Treasurer and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2008.

Signature	Capacity

/s/ D. Keith Campbell

D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland

Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks

Theresa D. Becks	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

/s/ James M. Little

James M. Little	Executive Vice President and Director

/s/ Gregory T. Donovan

Gregory T. Donovan	Senior Vice President of Accounting and Finance

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.
ANNUAL REPORT
December 31, 2007

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES
Reports of Independent Registered Public Accounting Firm

Deloitte & Touche LLP	36

Financial Statements
Condensed Schedules of Investments
December 31, 2007 and 2006	37-40

Statements of Financial Condition
December 31, 2007 and 2006	41

Statements of Operations For the Years
Ended December 31, 2007, 2006 and 2005	42

Statements of Cash Flows For the Years
Ended December 31, 2007, 2006 and 2005	43

Statements of Changes in Partners’ Capital (Net Asset Value)
For the Years Ended December 31, 2007, 2006 and 2005	44

Financial Highlights
For the Years Ended December 31, 2007, 2006, 2005	45

Notes to Financial Statements	46-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2007, and 2006, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2007. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2007, and 2006, the results of its operations, cash flows, changes in its partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 25, 2008

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2007

Maturity				% of Net
Face Value	Maturity Date	Description	Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

$1,000,000,000	03/13/2008	U.S. Treasury Bills	$994,400,000	26.15%
$950,000,000	01/31/2008	U.S. Treasury Bills	$946,956,042	24.90%
$500,000,000	01/03/2008	U.S. Treasury Bills	$499,893,889	13.14%
$500,000,000	02/14/2008	U.S. Treasury Bills	$497,952,778	13.09%
$400,000,000	01/10/2008	U.S. Treasury Bills	$399,612,000	10.51%
$200,000,000	01/24/2008	U.S. Treasury Bills	$199,518,278	5.25%

Total United States government securities (cost, including accrued interest,—$3,538,332,987)			$3,538,332,987	93.04%

LONG FUTURES CONTRACTS

Description
Energy			$9,164,371	0.24%
Metals			$3,590,807	0.09%
Stock indices			$12,447,403	0.33%
Short-term interest rates			$5,705,646	0.15%
Long-term interest rates			$3,926,133	0.10%

Total long futures contracts			$34,834,360	0.91%

SHORT FUTURES CONTRACTS

Description
Energy			$(6,965,096)	(0.18)%
Metals			$977,188	0.03%
Stock indices			$1,128,791	0.03%
Short-term interest rates			$(4,858,209)	(0.13)%
Long-term interest rates			$906,222	0.02%

Total short futures contracts			$(8,811,104)	(0.23)%

Total futures contracts			$26,023,256	0.68%

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2007

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(63,863,691)	(1.68)%
Various short forward currency contracts	$(23,676,753)	(0.62)%

Total forward currency contracts	$(87,540,444)	(2.30)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $7,987,556)	$5,400,578	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description

Written options on forward currency contracts (premiums received — $4,485,004)	$(2,090,429)	(0.05)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2006

Maturity				% of Net Asset
Face Value	Maturity Date	Description	Values ($)	Value
UNITED STATES GOVERNMENT SECURITIES*

$1,150,000,000	03/15/2007	U.S. Treasury Bills	$1,138,818,327	20.14%
$1,025,000,000	02/01/2007	U.S. Treasury Bills	$1,020,658,170	18.05%
$500,000,000	02/15/2007	U.S. Treasury Bills	$496,918,750	8.79%
$400,000,000	01/04/2007	U.S. Treasury Bills	$399,840,333	7.07%
$400,000,000	01/11/2007	U.S. Treasury Bills	$399,463,333	7.06%
$200,000,000	01/25/2007	U.S. Treasury Bills	$199,338,000	3.53%

Total United States government securities (cost, including accrued interest,—$3,655,036,913)			$3,655,036,913	64.64%

LONG FUTURES CONTRACTS

Description
Energy			$(53,549,310)	(0.95)%
Metals			$(8,996,304)	(0.16)%
Stock indices			$67,620,532	1.20%
Long-term interest rates			$(6,296,155)	(0.11)%

Total long futures contracts			$(1,221,237)	(0.02)%

SHORT FUTURES CONTRACTS

Description
Energy			$1,062,310	0.02%
Metals			$4,289,929	0.08%
Short-term interest rates			$43,845,952	0.77%
Long-term interest rates			$100,797,696	1.78%

Total short futures contracts			$149,995,887	2.65%

Total futures contracts			$148,774,650	2.63%

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2006

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(104,725,010)	(1.85)%
Various short forward currency contracts	$296,244,369	5.24%

Total forward currency contracts	$191,519,359	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $3,991,104)	$4,759,458	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $2,319,699)	$(2,169,268)	(0.04)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$274,531,263	$1,230,053,812
Restricted cash	0	64,472,902
United States government securities	1,691,871,056	2,009,334,413
Net unrealized gain on open futures contracts	26,023,256	148,774,650

Total equity in broker trading accounts	1,992,425,575	3,452,635,777

Cash and cash equivalents	241,657,307	477,024,471
United States government securities	1,846,461,931	1,645,702,500
Options purchased, at fair value (premiums paid $7,987,556 and $3,991,104, respectively)	5,400,578	4,759,458
Net unrealized gain (loss) on open forward currency contracts	(87,540,444)	191,519,359
Interest receivable	1,096,076	6,345,242
Subscriptions receivable	84,113	0

Total assets	$3,999,585,136	$5,777,986,807

LIABILITIES
Accounts payable	$802,775	$850,854
Brokerage fee	23,262,515	33,622,892
Options written, at fair value (premiums received $4,485,004 and $2,319,699, respectively)	2,090,429	2,169,268
Accrued commissions and other trading fees on open contracts	692,664	1,999,134
Offering costs payable	659,698	516,133
Redemptions payable	168,685,490	84,288,360

Total liabilities	196,193,571	123,446,641

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 19,227.982 and 19,222.982 units outstanding at December 31, 2007 and December 31, 2006	51,351,210	60,149,864
Limited Partners — 1,404,914.962 and 1,787,882.705 units outstanding at December 31, 2007 and December 31, 2006	3,752,040,355	5,594,390,302

Total partners’ capital (Net Asset Value)	3,803,391,565	5,654,540,166

Total liabilities and partners’ capital (Net Asset Value)	$3,999,585,136	$5,777,986,807

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(90,020,404)	$131,759,999	$420,433,284
Change in unrealized	(122,751,393)	147,687,919	(58,899,977)
Brokerage commissions	(7,474,048)	(8,756,027)	(13,246,276)

Net gain (loss) from futures trading	(220,245,845)	270,691,891	348,287,031

Forward currency and options on forward currency trading gains (losses)
Realized	(116,066,270)	(280,907,717)	363,426,548
Change in unrealized	(280,170,992)	361,269,635	(98,694,089)
Brokerage commissions	(3,674,992)	(2,878,200)	(1,439,002)

Net gain (loss) from forward currency and options on forward currency trading	(399,912,254)	77,483,718	263,293,457

Total net trading gain (loss)	(620,158,099)	348,175,609	611,580,488

INTEREST INCOME NET OF EXPENSES
Income
Interest income	231,682,261	261,724,377	130,633,883

Expenses
Brokerage fee	348,527,101	390,856,239	314,447,041
Performance fee	0	4,818,187	45,364
Operating expenses	2,177,186	2,228,483	2,927,479

Total expenses	350,704,287	397,902,909	317,419,884

Interest income net of expenses	(119,022,026)	(136,178,532)	(186,786,001)

NET INCOME (LOSS)	$(739,180,125)	$211,997,077	$424,794,487

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the year)	$(440.33)	$113.86	$272.37

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(458.41)	$121.64	$261.69

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(739,180,125)	$211,997,077	$424,794,487
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	402,922,385	(508,957,554)	157,594,066
(Increase) decrease in restricted cash	64,472,902	(64,472,902)	0
(Increase) decrease in option premiums paid	(3,996,452)	(3,991,104)	0
Increase (decrease) in option premiums received	2,165,305	2,319,699	0
(Increase) decrease in interest receivable	5,249,167	(5,045,324)	(726,399)
Increase (decrease) in accounts payable and accrued expenses	(11,714,926)	5,192,027	6,084,981
Net maturities (purchases) of investments in United States government securities	116,703,926	336,630,893	(820,930,028)

Net cash from (for) operating activities	(163,377,818)	(26,327,188)	(233,182,893)

Cash flows from (for) financing activities
Addition of units	86,659,011	849,723,054	1,123,597,622
Increase (decrease) in subscription deposits	0	(150,000)	150,000
Redemption of units	(1,108,096,252)	(510,552,792)	(408,082,091)
Offering costs paid	(6,074,654)	(13,455,560)	(13,217,277)

Net cash from (for) financing activities	(1,027,511,895)	325,564,702	702,448,254

Net (increase) decrease in cash and cash equivalents	(1,190,889,713)	299,237,514	469,265,361

Cash and cash equivalents
Beginning of year	1,707,078,283	1,407,840,769	938,575,408

End of year	$516,188,570	$1,707,078,283	$1,407,840,769

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$274,531,263	$1,230,053,812	$381,760,399
Cash and cash equivalents	241,657,307	477,024,471	1,026,080,370

Total end of year cash and cash equivalents	$516,188,570	$1,707,078,283	$1,407,840,769

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation fund, L.P.
Statements of Changes in Partners’ Capital (net Asset Value)
For the Years Ended December 31, 2007, 2006 and 2005

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2004	15,051.729	$41,327,984	1,459,291.150	$4,006,818,137	1,474,342.879	$4,048,146,121

Net income (loss) for the year ended December 31, 2005		4,265,819		420,528,668		424,794,487
Additions	2,188.442	6,380,000	388,029.969	1,117,217,622	390,218.411	1,123,597,622
Redemptions	0.000	0	(143,587.201)	(408,388,635)	(143,587.201)	(408,388,635)
Offering costs		(125,368)		(12,325,568)		(12,450,936)

Balances at December 31, 2005	17,240.171	51,848,435	1,703,733.918	5,123,850,224	1,720,974.089	5,175,698,659

Net income (loss) for the year ended December 31, 2006		2,327,389		209,669,688		211,997,077
Additions	1,982.811	6,100,000	276,043.383	843,623,054	278,026.194	849,723,054
Redemptions	0.000	0	(191,894.596)	(570,371,209)	(191,894.596)	(570,371,209)
Offering costs		(125,960)		(12,381,455)		(12,507,415)

Balances at December 31, 2006	19,222.982	60,149,864	1,787,882.705	5,594,390,302	1,807,105.687	5,654,540,166

Net income (loss) for the year ended December 31, 2007		(8,740,910)		(730,439,215)		(739,180,125)
Additions	5.000	13,617	29,737.090	86,729,507	29,742.090	86,743,124
Redemptions	0.000	0	(412,704.833)	(1,192,493,381)	(412,704.833)	(1,192,493,381)
Offering costs		(71,361)		(6,146,858)		(6,218,219)

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net Asset Value per General and Limited Partner Unit
December 31,

2007	2006	2005
$2,670.65	$3,129.06	$3,007.42

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Financial Highlights
For the Years Ended December 31, 2007, 2006 and 2005
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31,2007,2006 and 2005. This information has been derived from information presented in the financial statements.

	2007	2006	2005
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,129.06	$3,007.42	$2,745.73

Income (loss) from operations:
Total net trading gains (losses)(1)	(383.81)	201.50	389.43
Interest income net of expenses (1)	(70.90)	(73.14)	(119.76)

Total net income (loss) from operations	(454.71)	128.36	269.67

Offering costs (1)	(3.70)	(6.72)	(7.98)

Net asset value per unit at end of year	$2,670.65	$3,129.06	$3,007.42

Total Return	(14.65)%	4.04%	9.53%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.11%	7.08%	7.09%
Performance fee	0.00%	0.09%	0.00%

Total expenses	7.11%	7.17%	7.09%

Interest income net of expenses (2,3)	(2.41)%	(2.37)%	(4.17)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the year. Total net trading gains(losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Interest income net of expenses is shown as a positive amount when the interest income exceeds expenses for the year and a negative number when expenses exceed interest income for the year.
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2007
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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No.39 - “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1,2006, the market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2007
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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2007, and December 31, 2006, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $659,698 and $516,133, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2007 and December 31, 2006, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,164,118 and $1,110,061, respectively.

G.	Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U. S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

H.	Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Fund implemented Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48)”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity, including investment companies, before being measured and recognized in the financial statements. Management has evaluated the application of FIN 48 to the Fund, and has determined that the adoption of FIN 48 does not have a material impact on the Fund’s financial statements. The Fund files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The impact on the Fund’s financial statement disclosures, if any, is currently being assessed.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2007
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

Campbell & Company is required by the Amended Agreement of Limited Partnership to maintain a net worth equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Fund. The minimum net worth shall in no case be less than $50,000 nor shall net worth in excess of $ 1,000,000 be required.

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month end net assets to Campbell & Company and approximately $6 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2007, 2006 and 2005
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the years ended December 31, 2007 and 2006, Campbell & Company received redemption fees of $170,797 and $601,184 respectively.
Note 6. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, ‘derivatives’). The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2007
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2007 and December 31, 2006 was $3,538,332,987 and $3,655,036,913, respectively, which equals 93% and 65% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2007 and December 31, 2006 was $234,111,805 and $466,642,532, respectively, which equals 6% and 8% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker at December 31, 2006, was restricted cash for margin requirements $64,472,902 which equals 1% of Net Asset Value. There was no restricted cash at December 31, 2007.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Gross unrealized gains	$58,463,410	$225,720,639	$76,353,401	$363,846,416

Gross unrealized losses	(32,440,154)	(76,945,989)	(164,086,248)	(171,408,272)

Net unrealized gain (loss)	$26,023,256	$148,774,650	$(87,732,847)	$192,438,144

Open contracts generally mature within three months; as of December 31, 2007, the latest maturity date for open futures contracts is September 2008, the latest maturity date for open forward currency contracts is March 2008, and the latest expiry date for options on forward currency contracts is January 2008. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2007
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
Note7.  INDEMNIFICATIONS
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

E-1