Form 10-Q
period 2008-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2008-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑

Total number of Pages: 30

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of March 31, 2008 (Unaudited) and December 31, 2007	3-6

Statements of Financial Condition as of March 31, 2008 (Unaudited) and December 31, 2007	7

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	8

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	9

Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	10

Financial Highlights for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22-28

Item 4T. Controls and Procedures	28

PART II — OTHER INFORMATION	29

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2008 (Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$950,000,000	05/01/2008	U.S. Treasury Bills	$948,297,917	28.86%
$650,000,000	06/12/2008	U.S. Treasury Bills	$648,115,000	19.73%
$500,000,000	04/03/2008	U.S. Treasury Bills	$499,911,666	15.22%
$500,000,000	05/15/2008	U.S. Treasury Bills	$498,680,000	15.18%
$400,000,000	04/10/2008	U.S. Treasury Bills	$399,687,000	12.17%
$200,000,000	04/24/2008	U.S. Treasury Bills	$199,725,278	6.08%
Total United States government securities

(cost, including accrued interest, - $3,194,416,861)			$3,194,416,861	97.24%

LONG FUTURES CONTRACTS

Description
Energy	$(3,308,466)	(0.10)%
Metals	$(2,065,696)	(0.06)%
Stock indices	$1,266,111	0.04%
Short-term interest rates	$(990,597)	(0.03)%
Long-term interest rates	$(9,847,159)	(0.30)%

Total long futures contracts	$(14,945,807)	(0.45)%

SHORT FUTURES CONTRACTS

Description
Energy	$(1,900,760)	(0.06)%
Metals	$63,028	0.00%
Stock indices	$(21,748,355)	(0.66)%
Long-term interest rates	$2,148,085	0.07%

Total short futures contracts	$(21,438,002)	(0.65)%

Total futures contracts	$(36,383,809)	(1.10)%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2008 (Unaudited)
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$38,430,217	1.17%
Various short forward currency contracts	$(19,226,154)	(0.59)%

Total forward currency contracts	$19,204,063	0.58%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid -$1,304,396)	$1,357,878	0.04%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $864,357)	$(745,829)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$1,000,000,000	03/13/2008	U.S. Treasury Bills	$994,400,000	26.15%
$950,000,000	01/31/2008	U.S. Treasury Bills	$946,956,042	24.90%
$500,000,000	01/03/2008	U.S. Treasury Bills	$499,893,889	13.14%
$500,000,000	02/14/2008	U.S. Treasury Bills	$497,952,778	13.09%
$400,000,000	01/10/2008	U.S. Treasury Bills	$399,612,000	10.51%
$200,000,000	01/24/2008	U.S. Treasury Bills	$199,518,278	5.25%
Total United States government securities

(cost, including accrued interest, - $3,538,332,987)			$3,538,332,987	93.04%

LONG FUTURES CONTRACTS

Description
Energy	$9,164,371	0.24%
Metals	$3,590,807	0.09%
Stock indices	$12,447,403	0.33%
Short-term interest rates	$5,705,646	0.15%
Long-term interest rates	$3,926,133	0.10%

Total long futures contracts	$34,834,360	0.91%

SHORT FUTURES CONTRACTS

Description
Energy	$(6,965,096)	(0.18)%
Metals	$977,188	0.03%
Stock indices	$1,128,791	0.03%
Short-term interest rates	$(4,858,209)	(0.13)%
Long-term interest rates	$906,222	0.02%

Total short futures contracts	$(8,811,104)	(0.23)%

Total futures contracts	$26,023,256	0.68%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(63,863,691)	(1.68)%
Various short forward currency contracts	$(23,676,753)	(0.62)%

Total forward currency contracts	$(87,540,444)	(2.30)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $7,987,556)	$5,400,578	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $4,485,004)	$(2,090,429)	(0.05)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 (Unaudited) and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$199,822,579	$274,531,263
United States government securities	1,346,520,278	1,691,871,056
Net unrealized gain (loss) on open futures contracts	(36,383,809)	26,023,256

Total equity in broker trading accounts	1,509,959,048	1,992,425,575

Cash and cash equivalents	96,224,221	241,657,307
United States government securities	1,847,896,583	1,846,461,931
Options purchased, at fair value (premiums paid - $1,304,396 and $7,987,556, respectively)	1,357,878	5,400,578
Net unrealized gain (loss) on open forward currency contracts	19,204,063	(87,540,444)
Interest receivable	447,752	1,096,076
Subscriptions receivable	393,067	84,113
Other assets	2,911	0

Total assets	$3,475,485,523	$3,999,585,136

LIABILITIES
Accounts payable	$394,646	$802,775
Brokerage fee	20,228,379	23,262,515
Options written, at fair value (premiums received - $864,357 and $4,485,004, respectively)	745,829	2,090,429
Accrued commissions and other trading fees on open contracts	252,839	692,664
Offering costs payable	557,440	659,698
Redemptions payable	168,019,339	168,685,490

Total liabilities	190,198,472	196,193,571

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 12,987.982 and 19,227.982 units outstanding at March 31, 2008 and December 31, 2007	34,940,139	51,351,210
Limited Partners - 1,208,220.978 and 1,404,914.962 units outstanding at March 31, 2008 and December 31, 2007	3,250,346,912	3,752,040,355

Total partners’ capital (Net Asset Value)	3,285,287,051	3,803,391,565

Total liabilities and partners’ capital (Net Asset Value)	$3,475,485,523	$3,999,585,136

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$118,257,271	$(31,260,544)
Change in unrealized	(62,407,065)	(122,200,367)
Brokerage commissions	(1,138,789)	(2,077,321)

Net gain (loss) from futures trading	54,711,417	(155,538,232)

Forward currency and options on forward currency trading gains (losses)
Realized	(96,674,664)	(31,587,574)
Change in unrealized	107,108,920	(159,062,998)
Brokerage commissions	(178,106)	(1,220,867)

Net gain (loss) from forward currency and options on forward currency trading	10,256,150	(191,871,439)

Total net trading gain (loss)	64,967,567	(347,409,671)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	27,042,320	66,824,278

Expenses
Brokerage fee	63,882,568	96,257,670
Operating expenses	499,100	582,887

Total expenses	64,381,668	96,840,557

Interest income net of expenses	(37,339,348)	(30,016,279)

NET INCOME (LOSS)	$27,628,219	$(377,425,950)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$20.41	$(210.38)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$19.54	$(212.74)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$27,628,219	$(377,425,950)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(44,701,855)	281,263,365
(Increase) decrease in restricted cash	0	64,472,902
(Increase) decrease in option premiums paid	6,683,160	(869,531)
Increase (decrease) in option premiums received	(3,620,647)	469,502
(Increase) decrease in interest receivable	648,324	1,193,156
(Increase) decrease in other assets	(2,911)	0
Increase (decrease) in accounts payable and accrued expenses	(3,882,090)	(4,246,060)
Net maturities (purchases) of investments in United States government securities	343,916,126	(298,308,851)

Net cash from (for) operating activities	326,668,326	(333,451,467)

Cash flows from (for) financing activities
Addition of units	19,225,851	29,082,638
Redemption of units	(564,395,156)	(182,581,102)
Offering costs paid	(1,640,791)	(1,817,634)

Net cash from (for) financing activities	(546,810,096)	(155,316,098)

Net increase (decrease) in cash and cash equivalents	(220,141,770)	(488,767,565)

Cash and cash equivalents
Beginning of period	516,188,570	1,707,078,283

End of period	$296,046,800	$1,218,310,718

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$199,822,579	$1,029,669,581
Cash and cash equivalents	96,224,221	188,641,137

Total end of period cash and cash equivalents	$296,046,800	$1,218,310,718

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2008

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss) for the three months ended March 31, 2008		434,093		27,194,126		27,628,219
Additions	0.000	0	7,291.545	19,534,805	7,291.545	19,534,805
Redemptions	(6,240.000)	(16,825,973)	(203,985.529)	(546,903,032)	(210,225.529)	(563,729,005)
Offering costs		(19,191)		(1,519,342)		(1,538,533)

Balances at March 31, 2008	12,987.982	$34,940,139	1,208,220.978	$3,250,346,912	1,221,208.960	$3,285,287,051

Three Months Ended March 31, 2007

Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net income (loss) for the three months ended March 31, 2007		(4,069,927)		(373,356,023)		(377,425,950)
Additions	0.000	0	9,656.144	29,082,638	9,656.144	29,082,638
Redemptions	0.000	0	(52,592.952)	(159,493,041)	(52,592.952)	(159,493,041)
Offering costs		(19,570)		(1,807,692)		(1,827,262)

Balances at March 31, 2007	19,222.982	$56,060,367	1,744,945.897	$5,088,816,184	1,764,168.879	$5,144,876,551

Net Asset Value per General and Limited Partner Unit
March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
$2,690.19	$2,670.65	$2,916.32	$3,129.06

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
MARCH 31, 2008 (UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,670.65	$3,129.06

Income (loss) from operations:
Total net trading gains (losses) (1)	48.27	(194.99)
Interest income net of expenses (1)	(27.59)	(16.73)

Total net income (loss) from operations	20.68	(211.72)

Offering costs (1)	(1.14)	(1.02)

Net asset value per unit at end of period	$2,690.19	$2,916.32

Total Return(3)	0.73%	(6.80)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.20%	7.05%
Performance fee (3)	0.00%	0.00%

Total expenses	7.20%	7.05%

Interest income net of expenses (2),(4),(5)	(4.18)%	(2.18)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses is shown as a positive amount when interest income exceeds expenses excluding the performance fee for the period and is shown as a negative amount when expenses excluding performance fee exceed interest income for the period.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quotes prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund’s exchange-traded futures contracts fall in this category.

Level 2 inputs are inputs other than quotes prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that Fund values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three-month period ended March 31, 2008, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a reoccurring basis as of March 31, 2008.

	Fair Value at March 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$3,194,416,861	$0	$0	$3,194,416,861
Other Financial Instruments
Exchange-traded futures contracts	(36,383,809)	0	0	(36,383,809)
Forward currency contracts	0	19,204,063	0	19,204,063
Options purchased	0	1,357,878	0	1,357,878
Options written	0	(745,829)	0	(745,829)

Total	$3,158,033,052	$19,816,112	$0	$3,177,849,164

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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

Management has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109(FIN 48),” to the Fund, and has determined that the adoption of FIN 48 does not have a material impact on the Fund’s financial statements. The Fund files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2008, and December 31, 2007, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $557,440 and $659,698, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $815,536 and $1,164,118, respectively.

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

H.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 establishes, amoung other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact on the Fund’s financial statement disclosures, if any, is currently being assessed.
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
MARCH 31, 2008 (UNAUDITED)
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2008, and 2007.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the three months ended March 31, 2008 and 2007, Campbell & Company received redemption fees of $70,442 and $40,856 respectively.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
than total cash and other property deposited.
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2008 and December 31, 2007 was $3,194,416,861 and $3,538,332,987, respectively, which equals 97% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2008 and December 31, 2007 was $90,557,294 and $234,111,805, respectively, which equals 3% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2008 or December 31, 2007.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Gross unrealized gains	$28,223,527	$58,463,410	$126,377,251	$76,353,401
Gross unrealized losses	(64,607,336)	(32,440,154)	(107,001,178)	(164,086,248)

Net unrealized gain (loss)	$(36,383,809)	$26,023,256	$19,376,073	$(87,732,847)

Open contracts generally mature within three months; as of March 31, 2008, the latest maturity date for open futures contracts is December 2008, the latest maturity date for open forward currency contracts is June 2008, and the latest expiry date for options on forward currency contracts is April 2008. However, the Fund intends to close all futures and forward currency contracts prior to maturity.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2008, and the statements of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2008, and the results of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2008 and 2007.
Note 9. SUBSEQUENT EVENTS
The Fund will no longer offer units for sale after the current prospectus expires on June 14, 2008. For existing investors in the Fund, business will continue to be conducted as usual. For example, there will be no change in trading, operations, or monthly statements, etc. and redemptions will still be offered on a monthly basis. Properly executed subscriptions must be dated on or before June 13, 2008. After that, no additional units will be offered, or subscriptions accepted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,050,365,194 have been accepted during the continuing offering period as of March 31, 2008. Redemptions over the same time period total $3,437,458,405. The Fund commenced operations on April 18, 1994.
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
Capital Resources
The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering through June 13, 2008, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.
The Fund will no longer offer units for sale after the current prospectus expires on June 14, 2008. For existing investors in the Fund, business will continue to be conducted as usual. For example, there will be no change in trading, operations, or monthly statements, etc. and redemptions will still be offered on a monthly basis. Properly executed subscriptions must be dated on or before June 13, 2008. After that, no additional units will be offered, or subscriptions accepted.
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
Results of Operations
The returns for the three months ending March 31, 2008 and 2007 were 0.73% and (6.80)%, respectively.
2008
Of the 2008 year-to-date increase of 0.73%, approximately 1.85% was due to trading gains (before commissions) and approximately 0.76% was due to interest income, offset by approximately 1.88% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 1.85% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.68%

Currencies	0.38

Commodities	(0.10)

Interest Rates	(1.11)

1.85%

The 2007 credit crisis proceeded into 2008 with more write-downs, more credit downgrades, and a growing realization that sub-prime issues will have broader and longer-lasting impacts than initially suspected. Considerable “stress” across global equity markets benefited the Fund’s trading in January, which significantly offset losses stemming from the currency sector. Weak domestic economic data caused the Federal Open Market Committee of the U.S. Federal Reserve to cut short-term rates by a total of 1.25% during the month, which included an unprecedented 0.75% emergency cut. The S&P 500 recorded one of its worst performances for January in the history of the index. Currency trading in early January proved difficult as market-wide risk reduction was observed in several key crosses and the dynamics of high yielders were mixed amid changing short-term interest rates. Trading in fixed income produced slightly negative results as gains from the short end of the curve were offset by losses on the long end. Mid-month recession fears, weak housing data and a gloomy Bernanke testimony caused the curve to steepen substantially. Small gains were recorded in energy trading, while precious metals trading was positive and base metals trading was negative. Overall, the Fund finished the month with a slight loss.
In February, the U.S. Dollar weakened against all major currencies (except the British Pound) as U.S. economic data generally disappointed, stagflation concerns grew, and U.S. rate expectations declined dramatically. The Fund’s currency trading benefited from the U.S. Dollar decline to new lows, along with the Euro’s break to an all-time high and a more than 4% gain by the Australian Dollar. Additional gains were recorded in the equity indices sector as the S&P 500, Dow and Nasdaq indices continued the 2008 downslide that started in January. These two sectors were the main contributors to the Fund’s overall gain for the month. Consumer confidence fell to a 16-year low amid an ongoing drop in the value of real estate and a surge in residential foreclosures. The Fund’s trading in fixed income was relatively flat as recession fears and credit losses continued to grow, causing a steepening in the curve. The energy and metals sectors were also flat despite the continued speculative rally in precious and base metals and crude oil.
In March, the Fund’s trading resulted in a small gain. The U.S. Federal Reserve’s continued market intervention was rewarded at the end of March when U.S. stocks recovered from mid-month declines to finish flat for the month but still significantly negative year to date. The Fund’s gains were primarily from short positions in Asian and European equity indices as equity markets continued their downward direction. Ongoing uncertainty in the banking sector, coupled with negative sentiment on global growth continued to weigh on investor confidence. Some gains were recorded in the currency markets from long positions in the Euro as the Dollar continued to weaken during the month on lower U.S. yields and commodity market extensions. Fixed income trading losses were recorded, primarily in Europe, as initial mid-month profits from the flight to quality were given back when market fears subsided at month-end. Marginal losses were also recorded in the commodity markets as energies came off their highs in the middle of the month to finish flat, while base metals continued to be fueled by U.S. Dollar price action.
2007
Of the 2007 year-to-date decrease of 6.80%, approximately 6.16% was due to trading losses (before commissions) and approximately 1.86% due to brokerage fees and operating and offering costs borne by the Fund offset by approximately 1.22% due to interest income. An analysis of the 6.16% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	0.56%

Metals	(0.23)

Energy	(1.06)

Interest Rates	(2.10)

Currencies	(3.33)

(6.16)%

The first quarter of 2007 demonstrated how market perceptions on the global macroeconomic environment can drastically change during a quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum, but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets, sponsored by former Federal Reserve Chairman Alan Greenspan’s comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses); initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February, followed by whipsaw activity at the end of quarter. The Fund’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity, but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Fund were reduced early in March in response to market conditions, and were restored to normal levels as conditions warranted.
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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2008 and December 31, 2007 and the trading gains/losses by market category for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	0.86%	(1.11)%
Currencies	0.85%	0.38%
Stock Indices	0.82%	2.68%
Commodities	0.16%	(0.10)%

Aggregate/Total	1.41%	1.85%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the three months ended March 31, 2008, approximately 1.85% was due to trading gains (before commissions) and approximately 0.76% was due to interest income, offset by approximately 1.88% due to brokerage fees, operating expenses and offering costs borne by the Fund, giving a net return of 0.73%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.62)%
Stock Indices	0.51%	(2.61)%
Interest Rates	0.42%	0.80%
Commodities	0.22%	(2.46)%

Aggregate/Total	1.72%	(11.89)%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income giving a net return of (14.65)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Fund as of March 31, 2008, by market sector.
Currencies
     Exchange rate risk can be a significant market exposure of the Fund. The Fund’s currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.
Interest Rates
     Interest rate risk can be a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Fund takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future. The changes in interest rates that have the most effect on the Fund are changes in long-term, as oppose to short-term rates. Most of the speculative positions held by the Fund are in medium- to long-term instruments.

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
     The following were the primary non-trading risk exposures of the Fund as of March 31, 2008.
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
Item 4T. Controls and Procedures
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
     (b) Reports of Form 8-K
          None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2008.
CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

By:	Campbell & Company, Inc. General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Senior Vice President of Accounting and Finance	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Senior Vice President of Accounting and Finance	E 7

-E 1-