Form 10-Q
period 2008-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2008-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
Total number of Pages: 31

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of June 30, 2008 (Unaudited) and December 31, 2007	3-6

Statements of Financial Condition as of June 30, 2008 (Unaudited) and December 31, 2007	7

Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	8

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	9

Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	10

Financial Highlights for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23-29

Item 4T. Controls and Procedures	29

PART II — OTHER INFORMATION	30

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2008 (Unaudited)

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$1,225,000,000	07/24/2008	U.S. Treasury Bills	$1,223,920,038	40.48%
$750,000,000	07/03/2008	U.S. Treasury Bills	$749,933,000	24.80%
$750,000,000	07/10/2008	U.S. Treasury Bills	$749,651,250	24.79%

Total United States government securities
(cost, including accrued interest, - $2,723,504,288)			$2,723,504,288	90.07%

LONG FUTURES CONTRACTS

Description
Energy	$9,760,415	0.32%
Metals	$439,592	0.01%
Stock indices	$(3,954,542)	(0.13)%
Short-term interest rates	$(653,749)	(0.02)%
Long-term interest rates	$10,288,879	0.34%

Total long futures contracts	$15,880,595	0.52%

SHORT FUTURES CONTRACTS

Description
Energy	$(435,427)	(0.01)%
Metals	$(3,349,832)	(0.11)%
Stock indices	$84,727,449	2.80%
Short-term interest rates	$14,991,488	0.50%
Long-term interest rates	$(4,352,048)	(0.14)%

Total short futures contracts	$91,581,630	3.04%

Total futures contracts	$107,462,225	3.56%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2008 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$36,710,090	1.21%
Various short forward currency contracts	$(22,076,497)	(0.73)%

Total forward currency contracts	$14,633,593	0.48%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $1,011,409)	$1,125,793	0.04%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $601,578)	$(620,471)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$1,000,000,000	03/13/2008	U.S. Treasury Bills	$994,400,000	26.15%
$950,000,000	01/31/2008	U.S. Treasury Bills	$946,956,042	24.90%
$500,000,000	01/03/2008	U.S. Treasury Bills	$499,893,889	13.14%
$500,000,000	02/14/2008	U.S. Treasury Bills	$497,952,778	13.09%
$400,000,000	01/10/2008	U.S. Treasury Bills	$399,612,000	10.51%
$200,000,000	01/24/2008	U.S. Treasury Bills	$199,518,278	5.25%

Total United States government securities
(cost,including accrued interest, - $3,538,332,987)			$3,538,332,987	93.04%

LONG FUTURES CONTRACTS

Description
Energy	$9,164,371	0.24%
Metals	$3,590,807	0.09%
Stock indices	$12,447,403	0.33%
Short-term interest rates	$5,705,646	0.15%
Long-term interest rates	$3,926,133	0.10%

Total long futures contracts	$34,834,360	0.91%

SHORT FUTURES CONTRACTS

Description
Energy	$(6,965,096)	(0.18)%
Metals	$977,188	0.03%
Stock indices	$1,128,791	0.03%
Short-term interest rates	$(4,858,209)	(0.13)%
Long-term interest rates	$906,222	0.02%

Total short futures contracts	$(8,811,104)	(0.23)%

Total futures contracts	$26,023,256	0.68%

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
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$202,729,193	$274,531,263
United States government securities	1,299,194,444	1,691,871,056
Net unrealized gain (loss) on open futures contracts	107,462,225	26,023,256

Total equity in broker trading accounts	1,609,385,862	1,992,425,575

Cash and cash equivalents	143,865,306	241,657,307
United States government securities	1,424,309,844	1,846,461,931
Options purchased, at fair value (premiums paid - $1,011,409 and $7,987,556, respectively)	1,125,793	5,400,578
Net unrealized gain (loss) on open forward currency contracts	14,633,593	(87,540,444)
Interest receivable	841,759	1,096,076
Subscriptions receivable	0	84,113
Other assets	2,911	0

Total assets	$3,194,165,068	$3,999,585,136

LIABILITIES
Accounts payable	$387,048	$802,775
Brokerage fee	18,568,646	23,262,515
Options written, at fair value (premiums received - $601,578 and $4,485,004, respectively)	620,471	2,090,429
Accrued commissions and other trading fees on open contracts	219,467	692,664
Offering costs payable	377,364	659,698
Redemptions payable	150,277,114	168,685,490

Total liabilities	170,450,110	196,193,571

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 12,987.982 and 19,227.982 units outstanding at June 30, 2008 and December 31, 2007	36,487,268	51,351,210
Limited Partners - 1,063,331.613 and 1,404,914.962 units outstanding at June 30, 2008 and December 31, 2007	2,987,227,690	3,752,040,355

Total partners’ capital (Net Asset Value)	3,023,714,958	3,803,391,565

Total liabilities and partners’ capital (Net Asset Value)	$3,194,165,068	$3,999,585,136

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(37,752,934)	$455,105,937	$80,504,337	$423,845,393
Change in unrealized	143,846,033	75,639,134	81,438,968	(46,561,233)
Brokerage commissions	(914,491)	(2,862,753)	(2,053,280)	(4,940,074)

Net gain (loss) from futures trading	105,178,608	527,882,318	159,890,025	372,344,086

Forward currency and options on forward currency trading gains (losses)
Realized	73,299,853	11,972,195	(23,374,811)	(19,615,379)
Change in unrealized	(4,646,988)	121,443,537	102,461,932	(37,619,461)
Brokerage commissions	(89,377)	(1,390,538)	(267,483)	(2,611,405)

Net gain (loss) from forward currency and options on forward currency trading	68,563,488	132,025,194	78,819,638	(59,846,245)

Total net trading gain (loss)	173,742,096	659,907,512	238,709,663	312,497,841

INTEREST INCOME NET OF EXPENSES
Income
Interest income	13,235,144	65,635,282	40,277,464	132,459,560

Expenses
Brokerage fee	55,687,932	95,537,191	119,570,500	191,794,861
Operating expenses	419,569	537,856	918,669	1,120,743

Total expenses	56,107,501	96,075,047	120,489,169	192,915,604

Interest income net of expenses	(42,872,357)	(30,439,765)	(80,211,705)	(60,456,044)

NET INCOME (LOSS)	$130,869,739	$629,467,747	$158,497,958	$252,041,797

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$111.53	$363.19	$125.44	$142.91

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$119.12	$363.63	$138.66	$150.89

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$158,497,958	$252,041,797
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(183,900,900)	84,180,694
(Increase) decrease in restricted cash	0	64,472,902
(Increase) decrease in option premiums paid	6,976,147	(4,329,286)
Increase (decrease) in option premiums received	(3,883,426)	2,434,933
(Increase) decrease in interest receivable	254,317	601,433
(Increase) decrease in prepaid expenses	0	(7,500)
(Increase) decrease in other assets	(2,911)	0
Increase (decrease) in accounts payable and accrued expenses	(5,582,793)	(753,932)
Net maturities (purchases) of investments in United States government securities	814,828,699	(299,567,921)

Net cash from (for) operating activities	787,187,091	99,073,120

Cash flows from (for) financing activities
Addition of units	38,172,639	44,868,302
Increase (decrease) in subscription deposits	0	10,000
Redemption of units	(991,943,129)	(455,940,755)
Offering costs paid	(3,010,672)	(3,337,266)

Net cash from (for) financing activities	(956,781,162)	(414,399,719)

Net increase (decrease) in cash and cash equivalents	(169,594,071)	(315,326,599)

Cash and cash equivalents
Beginning of period	516,188,570	1,707,078,283

End of period	$346,594,499	$1,391,751,684

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$202,729,193	$1,163,891,021
Cash and cash equivalents	143,865,306	227,860,663

Total end of period cash and cash equivalents	$346,594,499	$1,391,751,684

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2008

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss) for the six months ended June 30, 2008		1,994,390		156,503,568		158,497,958
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(6,240.000)	(16,825,973)	(355,681.664)	(956,708,780)	(361,921.664)	(973,534,753)
Offering costs		(32,359)		(2,695,979)		(2,728,338)

Balances at June 30, 2008	12,987.982	$36,487,268	1,063,331.613	$2,987,227,690	1,076,319.595	$3,023,714,958

Six Months Ended June 30, 2007

Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net income (loss) for the six months ended June 30, 2007		2,936,729		249,105,068		252,041,797
Additions	0.000	0	14,743.336	44,868,302	14,743.336	44,868,302
Redemptions	0.000	0	(149,661.651)	(463,433,182)	(149,661.651)	(463,433,182)
Offering costs		(36,173)		(3,287,889)		(3,324,062)

Balances at June 30, 2007	19,222.982	$63,050,420	1,652,964.390	$5,421,642,601	1,672,187.372	$5,484,693,021

Net Asset Value per General and Limited Partner Unit
June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
$2,809.31	$2,670.65	$3,279.95	$3,129.06

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,690.19	$2,916.32	$2,670.65	$3,129.06

Income (loss) from operations:
Total net trading gains (losses) (1)	156.67	382.05	204.30	187.05
Interest income net of expenses (1)	(36.54)	(17.56)	(63.48)	(34.28)

Total net income (loss) from operations	120.13	364.49	140.82	152.77

Offering costs (1)	(1.01)	(0.86)	(2.16)	(1.88)

Net asset value per unit at end of period	$2,809.31	$3,279.95	$2,809.31	$3,279.95

Total Return (3)	4.43%	12.47%	5.19%	4.82%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.17%	7.24%	7.21%	7.11%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.17%	7.24%	7.21%	7.11%

Interest income net of expenses (2),(4),(5)	(5.48)%	(2.29)%	(4.80)%	(2.23)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and a negative number when expenses exceed interest income for the period.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective June 14, 2008, the Fund will no longer offer units for sale. For existing investors in the Fund, business will continue to be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the six-month period ended June 30, 2008, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a reoccurring basis as of June 30, 2008.

	Fair Value at June 30, 2008
Description	Level 1	Level 2	Level 3	Total
Investments

U.S. Treasury Bills	$0	$2,723,504,288	$0	$2,723,504,288

Other Financial Instruments

Exchange-traded futures contracts	107,462,225	0	0	107,462,225

Forward currency contracts	0	14,633,593	0	14,633,593

Options purchased	0	1,125,793	0	1,125,793

Options written	0	(620,471)	0	(620,471)

Total	$107,462,225	$2,738,643,203	$0	$2,846,105,428

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109(FIN 48),” to the Fund, and has determined that FIN 48 does not have a material impact on the Fund’s financial statements. The Fund files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings; this maximum is further limited by 30 month pay-out schedules. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2008, and December 31, 2007, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $377,364 and $659,698, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $667,253 and $1,164,118, respectively.

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
JUNE 30, 2008 (UNAUDITED)
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2008, and 2007.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the six months ended June 30, 2008 and 2007, Campbell & Company received redemption fees of $92,916 and $67,214 respectively.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2008 and December 31, 2007 was $2,723,504,288 and $3,538,332,987, respectively, which equals 90% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2008 and December 31, 2007 was $134,443,517 and $234,111,805, respectively, which equals 4% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2008 or December 31,2007.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Gross unrealized gains	$131,758,798	$58,463,410	$58,830,587	$76,353,401

Gross unrealized losses	(24,296,573)	(32,440,154)	(44,101,503)	(164,086,248)

Net unrealized gain (loss)	$107,462,225	$26,023,256	$14,729,084	$(87,732,847)

Open contracts generally mature within three months; as of June 30,2008, the latest maturity date for open futures contracts is March 2009, the latest maturity date for open forward currency contracts is September 2008, and the latest expiry date for options on forward currency contracts is July 2008. However, the Fund intends to close all futures and forward currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, the statements of operations and financial highlights for the three months and six months ended June 30, 2008 and 2007, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations and financial highlights for the three months and six months ended June 30, 2008 and 2007, and cash flows and changes in partners’ capital for the six months ended June 30, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period which ended June 13, 2008. Redemptions over the same time period total $3,847,264,153. The Fund commenced operations on April 18, 1994.

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

Capital Resources

The Fund no longer offers units for sale or accepts subscriptions after the current prospectus expired on June 14, 2008. For existing investors in the Fund, business will continue to be conducted as usual. For example, there will be no change in trading, operations, or monthly statements, etc. and redemptions will still be offered on a monthly basis. Prior to June 14, 2008, the fund raised additional capital only through the sale of Units. The Fund does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.

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

Results of Operations

The returns for the six months ending June 30, 2008 and 2007 were 5.19% and 4.82%, respectively.

2008

Of the 2008 year-to-date increase of 5.19%, approximately 7.74% was due to trading gains (before commissions) and approximately 1.21% was due to interest income, offset by approximately 3.76% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 7.74% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	4.67%

Commodities	2.94

Currencies	2.54

Interest Rates	(2.41)

7.74%

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

In March, the Fund’s trading resulted in a small gain. The U.S. Federal Reserve’s continued market intervention was rewarded at the end of March when U.S. stocks recovered from mid-month declines to finish flat for the month but still significantly negative year to date. The Fund’s gains were primarily from short positions in Asian and European equity indices as equity markets continued their downward direction. Ongoing uncertainty in the banking sector, coupled with negative sentiment on global growth continues to weigh on investor confidence. Some gains were recorded in the currency markets from long positions in the Euro as the Dollar continued to weaken during the month on lower U.S. yields and commodity market extensions. Fixed income had trading losses, primarily in Europe, as initial mid-month profits from the flight to quality were given back when market fears subsided at month-end. Marginal losses were also recorded in the commodity markets as energies came off their highs in the middle of the month to finish flat, while base metals continued to be fueled by U.S. Dollar price action.

The Fund’s trading in the foreign exchange sector produced gains in April, primarily as a result of the U.S. Dollar rally against key funding currencies, despite a generally weak global economy. Minimal gains were recorded in the commodities sector as the Fund’s technical models took advantage of escalating prices as access to petroleum supply continues to tighten. Losses were recorded in both the interest rates and equity indices sectors as prior trends reversed their course. U.S. Treasury prices declined in a technical break as curve flattening continued. Global equity prices reversed their downward trend amid the optimistic belief that the worst news had passed.

The Fund’s momentum-based models were well positioned in May for gains in the energy sector as the price of WTI Crude breached new technical levels, touching $135 per barrel mid-month. While commodity exposure has been relatively light for the Fund in the past, enhanced technical models are participating more actively in this sector. Foreign exchange models also posted gains this month as high yielding currencies performed well despite range-bound trading of the U.S. Dollar. Enhanced style management techniques enabled the models to successfully modulate risk exposure to carry factors resulting in a profitable outcome. Additional gains came from fixed income as the risk aversion theme continued to fade and inflation concerns grew. Marginal losses were recorded in equity indices as global equity indices, particularly in Europe and Asia, moved sideways due to the ever-changing economic situation in the United States.

In June, equity indices trading produced strong gains for the Fund as short positions benefited from the negative news that roiled markets around the globe. Signs of commodity-based inflation were constantly in the headlines and consumer confidence fell to a 16-year low. In the U.S., the Dow finished its worst performance for the month of June in over 75 years, and European and Asian equities fell in tandem. Additional gains were recorded in interest rates trading, particularly in Europe, in response to the European Central Bank’s increasingly hawkish stance and fears of inflation. Energy trading also contributed as crude oil hit new highs on the back of escalating tensions between Israel and Iran, and amongst OPEC members. Foreign exchange trading results were slightly positive, due to central banks being forced to choose between growth and inflation, driving dollar weakness, and a higher Euro.

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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.56%	4.67%
Interest Rates	0.49%	(2.41)%
Currencies	0.49%	2.54%
Commodities	0.33%	2.94%

Aggregate/Total	0.78%	7.74%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended June 30, 2008, approximately 7.74% was due to trading gains (before commissions) and approximately 1.21% was due to interest income, offset by approximately 3.76% due to brokerage fees, operating expenses and offering costs borne by the Fund, giving a net return of 5.19%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.62)%
Stock Indices	0.51%	(2.61)%
Interest Rates	0.42%	0.80%
Commodities	0.22%	(2.46)%

Aggregate/Total	1.72%	(11.89)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income giving a net return of (14.65)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Fund as of June 30, 2008, by market sector.
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
     The following were the primary non-trading risk exposures of the Fund as of June 30, 2008.
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
     (b) Reports of Form 8-K
None.

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2008.

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