Form 10-Q
period 2008-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2008-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Total number of pages: 32

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of September 30, 2008 (Unaudited) and December 31, 2007	3-6

Statements of Financial Condition as of September 30, 2008 (Unaudited) and December 31, 2007	7

Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	8

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	9

Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	10

Financial Highlights for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25-30

Item 4T. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	31

SIGNATURES

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$750,000,000	10/09/2008	U.S. Treasury Bills	$749,983,332	27.56%
$650,000,000	10/02/2008	U.S. Treasury Bills	$649,972,556	23.89%
$300,000,000	10/23/2008	U.S. Treasury Bills	$299,990,833	11.03%
$150,000,000	10/16/2008	U.S. Treasury Bills	$149,978,125	5.51%
$140,000,000	12/11/2008	U.S. Treasury Bills	$139,779,111	5.14%
Total United States government securities

(cost, including accrued interest, — $1,989,703,957)			$1,989,703,957	73.13%

LONG FUTURES CONTRACTS

Description
Energy	$(3,748,685)	(0.14)%
Metals	$(1,745,317)	(0.06)%
Stock indices	$(6,346,526)	(0.23)%
Short-term interest rates	$(603,729)	(0.02)%
Long-term interest rates	$1,982,435	0.07%

Total long futures contracts	$(10,461,822)	(0.38)%

SHORT FUTURES CONTRACTS

Description
Energy	$4,317,687	0.16%
Metals	$1,641,928	0.06%
Stock indices	$22,724,720	0.84%
Short-term interest rates	$(13,232,288)	(0.49)%
Long-term interest rates	$(11,086,756)	(0.41)%

Total short futures contracts	$4,365,291	0.16%

Total futures contracts	$(6,096,531)	(0.22)%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(64,810,732)	(2.38)%
Various short forward currency contracts	$1,764,181	0.06%

Total forward currency contracts	$(63,046,551)	(2.32)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $578,584)	$624,381	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $362,689)	$(543,274)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31,2007

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$1,000,000,000	03/13/2008	U.S. Treasury Bills	$994,400,000	26.15%
$950,000,000	01/31/2008	U.S. Treasury Bills	$946,956,042	24.90%
$500,000,000	01/03/2008	U.S. Treasury Bills	$499,893,889	13.14%
$500,000,000	02/14/2008	U.S. Treasury Bills	$497,952,778	13.09%
$400,000,000	01/10/2008	U.S. Treasury Bills	$399,612,000	10.51%
$200,000,000	01/24/2008	U.S. Treasury Bills	$199,518,278	5.25%
Total United States government securities

(cost, including accrued interest, — $3,538,332,987)			$3,538,332,987	93.04%

LONG FUTURES CONTRACTS

Descrintion
Energy	$9,164,371	0.24%
Metals	$3,590,807	0.09%
Stock indices	$12,447,403	0.33%
Short-term interest rates	$5,705,646	0.15%
Long-term interest rates	$3,926,133	0.10%

Total long futures contracts	$34,834,360	0.91%

SHORT FUTURES CONTRACTS

Description
Energy	$(6,965,096)	(0.18)%
Metals	$977,188	0.03%
Stock indices	$1,128,791	0.03%
Short-term interest rates	$(4,858,209)	(0.13)%
Long-term interest rates	$906,222	0.02%

Total short futures contracts	$(8,811,104)	(0.23)%

Total futures contracts	$26,023,256	0.68%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31,2007

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(63,863,691)	(1.68)%
Various short forward currency contracts	$(23,676,753)	(0.62)%

	$(87,540,444)	(2.30)%

Total forward currency contracts

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $7,987,556)	$5,400,578	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $4,485,004)	$(2,090,429)	(0.05)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$853,377,908	$274,531,263
United States government securities	1,549,934,013	1,691,871,056
Net unrealized gain (loss) on open futures contracts	(6,096,531)	26,023,256

Total equity in broker trading accounts	2,397,215,390	1,992,425,575

Cash and cash equivalents	12,982,859	241,657,307
United States government securities	439,769,944	1,846,461,931
Options purchased, at fair value (premiums paid — $578,584 and $7,987,556, respectively)	624,381	5,400,578
Net unrealized gain (loss) on open forward currency contracts	(63,046,551)	(87,540,444)
Interest receivable	846,119	1,096,076
Subscriptions receivable	0	84,113
Other assets	2,911	0

Total assets	$2,788,395,053	$3,999,585,136

LIABILITIES
Accounts payable	$529,169	$802,775
Brokerage fee	16,256,052	23,262,515
Options written, at fair value (premiums received — $362,689 and $4,485,004, respectively)	543,274	2,090,429
Accrued commissions and other trading fees on open contracts	215,168	692,664
Offering costs payable	355,638	659,698
Redemptions payable	49,609,025	168,685,490

Total liabilities	67,508,326	196,193,571

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 12,987.982 and 19,227.982 units outstanding at September 30, 2008 and December 31, 2007	34,937,282	51,351,210
Limited Partners - 998,504.340 and 1,404,914.962 units outstanding at September 30, 2008 and December 31, 2007	2,685,949,445	3,752,040,355

Total partners’ capital (Net Asset Value)	2,720,886,727	3,803,391,565

Total liabilities and partners’ capital (Net Asset Value)	$2,788,395,053	$3,999,585,136

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$119,992,807	$(444,955,091)	$200,497,144	$(21,109,698)
Change in unrealized	(113,558,756)	(80,722,549)	(32,119,788)	(127,283,782)
Brokerage commissions	(1,063,015)	(1,147,437)	(3,116,295)	(6,087,511)

Net gain (loss) from futures trading	5,371,036	(526,825,077)	165,261,061	(154,480,991)

Forward currency and options on forward currency trading gains (losses)
Realized	(12,495,201)	(241,169,013)	(35,870,012)	(260,784,392)
Change in unrealized	(77,910,424)	(57,191,347)	24,551,508	(94,810,808)
Brokerage commissions	(92,603)	(646,982)	(360,086)	(3,258,387)

Net gain (loss) from forward currency and options on forward currency trading	(90,498,228)	(299,007,342)	(11,678,590)	(358,853,587)

Total net trading gain (loss)	(85,127,192)	(825,832,419)	153,582,471	(513,334,578)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	11,759,779	57,778,271	52,037,243	190,237,831

Expenses
Brokerage fee	50,532,819	81,592,452	170,103,319	273,387,313
Operating expenses	409,370	516,532	1,328,039	1,637,275

Total expenses	50,942,189	82,108,984	171,431,358	275,024,588

Interest income net of expenses	(39,182,410)	(24,330,713)	(119,394,115)	(84,786,757)

NET INCOME (LOSS)	$(124,309,602)	$(850,163,132)	$34,188,356	$(598,121,335)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(118.24)	$(514.62)	$28.66	$(346.46)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(119.34)	$(509.13)	$19.32	$(358.24)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$34,188,356	$(598,121,335)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	7,568,280	222,094,590
(Increase) decrease in restricted cash	0	64,472,902
(Increase) decrease in option premiums paid	7,408,972	(1,115,050)
Increase (decrease) in option premiums received	(4,122,315)	569,555
(Increase) decrease in interest receivable	249,957	4,220,259
(Increase) decrease in prepaid expenses	0	(3,750)
(Increase) decrease in other assets	(2,911)	0
Increase (decrease) in accounts payable and accrued expenses	(7,757,565)	(8,409,600)
Net sales and maturities (purchases) of investments in United States government securities	1,548,629,029	(302,603,351)

Net cash from (for) operating activities	1,586,161,803	(618,895,780)

Cash flows from (for) financing activities
Addition of units	38,172,639	60,989,106
Redemption of units	(1,270,024,605)	(696,647,956)
Offering costs paid	(4,137,640)	(4,703,055)

Net cash from (for) financing activities	(1,235,989,606)	(640,361,905)

Net increase (decrease) in cash and cash equivalents	350,172,197	(1,259,257,685)

Cash and cash equivalents
Beginning of period	516,188,570	1,707,078,283

End of period	$866,360,767	$447,820,598

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$853,377,908	$371,594,502
Cash and cash equivalents	12,982,859	76,226,096

Total end of period cash and cash equivalents	$866,360,767	$447,820,598

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2008

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss) for the nine months ended September 30, 2008		458,041		33,730,315		34,188,356
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(6,240.000)	(16,825,973)	(420,508.937)	(1,134,122,167)	(426,748.937)	(1,150,948,140)
Offering costs		(45,996)		(3,787,584)		(3,833,580)

Balances at September 30, 2008	12,987.982	$34,937,282	998,504.340	$2,685,949,445	1,011,492.322	$2,720,886,727

Nine Months Ended September 30, 2007

Balances at December 31, 2006	19.222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net income (loss) for the nine months ended September 30, 2007		(6,835,012)		(591,286,323)		(598,121,335)
Additions	5.000	13,617	20,485.669	60,975,489	20,490.669	60,989,106
Redemptions	0.000	0	(241,134.687)	(716,993,030)	(241,134.687)	(716,993,030)
Offering costs		(51,192)		(4,563,427)		(4,614,619)

Balances at September 30, 2007	19,227.982	$53,277,277	1,567,233.687	$4,342,523,011	1,586,461.669	$4,395,800,288

Net Asset Value per General and Limited Partner Unit
September 30, 2008	December 31,2007	September 30, 2007	December 31, 2006
$2,689.97	$2,670.65	$2,770.82	$3,129.06

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,809.31	$3,279.95	$2,670.65	$3,129.06

Income (loss) from operations:
Total net trading gains (losses) (1)	(81.02)	(493.62)	122.63	(306.46)
Interest income net of expenses (1)	(37.27)	(14.73)	(100.10)	(49.11)

Total net income (loss) from operations	(118.29)	(508.35)	22.53	(355.57)

Offering costs (1)	(1.05)	(0.78)	(3.21)	(2.67)

Net asset value per unit at end of period	$2,689.97	$2,770.82	$2,689.97	$2,770.82

Total Return (3)	(4.25)%	(15.52)%	0.72%	(11.45)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.08%	6.82%	7.20%	7.09%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.08%	6.82%	7.20%	7.09%

Interest income net of expenses (2), (4), (5)	(5.45)%	(2.02)%	(5.02)%	(2.19)%

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
SEPTEMBER 30, 2008 (UNAUDITED)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective June 14, 2008, units in the Fund were no longer offered for sale. For existing investors in the Fund, business will continue to be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis.

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
SEPTEMBER 30, 2008 (UNAUDITED)
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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund’s exchange-traded futures contracts fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the nine-month period ended September 30, 2008, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a reoccurring basis as of September 30, 2008.

	Fair Value at September 30, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$1,989,703,957	$0	$1,989,703,957
Other Financial Instruments
Exchange-traded futures contracts	(6,096,531)	0	0	(6,096,531)
Forward currency contracts	0	(63,046,551)	0	(63,046,551)
Options purchased	0	624,381	0	624,381
Options written	0	(543,274)	0	(543,274)

Total	$(6,096,531)	$1,926,738,513	$0	$1,920,641,982

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2008, and December 31, 2007, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $355,638 and $659,698, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $536,650 and $1,164,118, respectively.

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
SEPTEMBER 30, 2008 (UNAUDITED)
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2008, and 2007.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the nine months ended September 30, 2008 and 2007, Campbell & Company received redemption fees of $184,858 and $103,480 respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2008 and December 31, 2007 was $1,989,703,957 and $3,538,332,987, respectively, which equals 73% and 93% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2008 and December 31, 2007 was $12,835,093 and $234,111,805, respectively, which equals 0% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at September 30, 2008 or December 31, 2007.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded )		(non-exchange traded)

	September 30, 2008	December 31,2007	September 30, 2008	December 31,2007
Gross unrealized gains	$43,905,259	$58,463,410	$54,318,279	$76,353,401
Gross unrealized losses	(50,001,790)	(32,440,154)	(117,499,618)	(164,086,248)

Net unrealized gain (loss)	$(6,096,531)	$(26,023,256)	$(63,181,339)	$(87,732,847)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
Open contracts generally mature within three months; as of September 30, 2008, the latest maturity date for open futures contracts is June 2009, the latest maturity date for open forward currency contracts is December 2008, and the latest expiry date for options on forward currency contracts is October 2008. However, the Fund intends to close all futures and forward currency contracts prior to maturity.

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
Note 7. INDEMNIFICATIONS
In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, the statements of operations and financial highlights for the three months and nine months ended September 30, 2008 and 2007, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, and the results of operations and financial highlights for the three months and nine months ended September 30, 2008 and 2007, and cash flows and changes in partners’ capital for the nine months ended September 30, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period which ended June 13, 2008. Redemptions over the same time period total $4,024,677,541. The Fund commenced operations on April 18, 1994.
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
Capital Resources
Prior to June 14, 2008, the Fund raised additional capital only through the sale of Units offered. The Fund does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.
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
The entire offering proceeds, without deductions, were credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.
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
Results of Operations
The returns for the nine months ending September 30, 2008 and 2007 were 0.72% and (11.45)%, respectively.
2008
Of the 2008 year-to-date increase of 0.72%, approximately 4.71% was due to trading gains (before commissions) and approximately 1.64% was due to interest income, offset by approximately 5.63% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.72% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	7.67%
Commodities	1.06
Currencies	(0.67)
Interest Rates	(3.35)

4.71%

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
The month of July held two distinct phases for most asset classes, with the overall environment dominated by reversals. The Fund captured profits in equity indices trading early in the month despite late month stabilization, particularly in the U.S. Intra-month swings in global indices were significant. The DJIA and the S&P hit technical bear market territory during the month, while Japanese equities saw the longest back-to-back daily losing streak in 54 years. Equity markets did find their bottom mid-month, after the U.S. announcement of a Government-Sponsored Enterprises (GSE) bail-out plan. Gains earned in equity indices trading offset the majority of losses incurred in interest rates and commodities trading. Lower commodity prices led to position short-covering in the face of reduced inflation worries in the Euro-Zone, pushing bond futures higher. Crude Oil declined almost 12% for the month on fears that weakening economic conditions would reduce global demand. Foreign exchange trading finished relatively flat as the Euro hit a new high, commodity-linked currencies fell, and the broad dollar index gained against most major currencies.
The global economic environment in August was dominated by a stronger U.S. dollar and the energy complex falling out of favor. The Fund experienced the majority of its losses for the month in Foreign Exchange trading as commodity-linked currencies fell in tandem with metal and energy markets. The U.S. Dollar Index posted unusually strong gains of nearly 6%, with other major currencies losing over 3%. The Fund’s currency models reacted with agility, reversing their course and dampening further losses in this sector.

Small losses were recorded in commodity trading, despite the severity of the energy and metal complex downturn across the board. Natural gas led the way for the energy sector with a market price decline of 12.75%, while gold fell to its lowest level in eight months. Gains in interest rates sector were largely driven by foreign central bank activity as they increased purchases of U.S. Treasuries, pushing prices higher for a third straight month. Trading results in Equity Indices were relatively flat despite a positive finish in U.S. equity markets. European markets were mixed in seasonally low volume, while Asia was generally lower. During the month, the Japanese economy continued to show signs of deterioration, the Chinese markets persisted in their relentless plunge lower, sub-prime fallout continued to plague financial markets globally and the U.S. unemployment rate hit a four-year high.
The Fund’s leverage in September was at the lower end of typical commitment levels, which will probably increase again as soon as the market environment stabilizes. Diversification of positions by sector and geography played an important role in dampening losses. Fixed income trading was negative overall with losses incurred at the short-end of the curve, while the long-end gained slightly. Currency trading was also difficult as investors fled high yielding currencies in response to the substantial decline in global equity markets. Minor losses were recorded in commodity trading. As concern over the widening credit crisis came to a boiling point, equity markets in the U.S., Europe and Asia declined sharply, resulting in strong gains in equity index trading.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, nterest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.18%	(0.67)%
Stock Indices	1.01%	7.67%
Interest Rates	0.81%	(3.35)%
Commodities	0.22%	1.06%

Aggregate/Total	1.66%	4.71%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2008, approximately 4.71% was due to trading gains (before commissions) and approximately 1.64% was due to interest income, offset by approximately 5.63% due to brokerage fees, operating expenses and offering costs borne by the Fund, giving a net return of 0.72%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.62)%
Stock Indices	0.51%	(2.61)%
Interest Rates	0.42%	0.80%
Commodities	0.22%	(2.46)%

Aggregate/Total	1.72%	(11.89)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income giving a net return of (14.65)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
   The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
     The following were the primary trading risk exposures of the Fund as of September 30, 2008, by market sector.
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
Energy
     The Fund’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Fund’s metals market exposure is to fluctuations in the price of gold, copper and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Fund as of September 30, 2008.
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
Item 4. Submissions of Matters to a vote of Security Holders.
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports of Form 8-K

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2008.
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