Form 10-K
period 2008-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2009-03-31
CIK 910467

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2008
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
2850 Quarry Lake Drive, Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (410) 413-2600
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
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
Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2008 there were 933,833.773 Units of General and Limited Partnership Interest issued and outstanding.
Total number of pages 49. Consecutive page numbers on which exhibits commence: 5.

DOCUMENTS INCORPORATED BY REFERENCE — Prospectus dated September 14, 2007 included within the Post-Effective Amendment Number 4 to the Registration Statement on Form S-1 (File No. 333-119259), incorporated by reference into Parts I, II, III and IV.

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
     The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $6,410,000,000 through December 2008. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.
     Effective June 14, 2008, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis.
     A total of $6,078,611,354 was raised during the initial and continuing offering periods ending June 30, 2008.
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
     The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio which is concentrated in the financial markets such as interest rates, foreign exchange and stock indices, as well as metals and energy products. As of December 2008, the percentage of component risk for each major sector was as follows: 72% to currencies, 18% to interest rates, 9% to stock indices, 1% to commodity products. The contracts traded by the Registrant will fluctuate from time to time.
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
The Current Markets are Subject to Market Disruptions; Governmental Intervention
     The global financial markets are undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. Confusion and uncertainty have also resulted from the apparent inconsistency which has characterized recent governmental actions. For example, while the Federal Reserve assisted or otherwise intervened with respect to certain distressed financial institutions, it refused to do so for others. Such inconsistency has caused both severe losses for a number of market participants and contributed to the general uncertainty and resulting illiquidity of the markets. Further, the U.S. government’s “bailout” of financial institutions continues to shift as the impact of the current financial crisis is further analyzed. It seems highly likely that the U.S. Congress will require new market restrictions applied to the U.S. financial markets, which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Fund. Regulations in other jurisdictions also appear likely to take similar action. It is impossible to predict what additional interim or permanent U.S. or non-U.S. governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Campbell & Company’s strategies. However, Campbell & Company believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be materially detrimental to the Fund.

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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2007, this estimate had risen to approximately $205 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward and option positions, or otherwise alter trading patterns.
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

Increase in Assets Under Management May Make Profitable Trading More Difficult
     The general partner’s current equity under management has increased substantially since the inception of the Fund. The general partner has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.
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

Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of forward and option contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant. In addition, while not currently being contemplated, the limited partnership agreement allows for changes to be made to the brokerage fee and performance fee upon 60 days written notice.
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
     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2008, there were 34,990 Partners in the Registrant and 933,833.773 Units of General and Limited Partnership Interest outstanding.
     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.
Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Total Assets	$2,541,717	$3,999,585	$5,777,987	$5,233,064	$4,099,736
Total Partners’ Capital	2,455,894	3,803,392	5,654,540	5,175,699	4,048,146
Total Net Trading Gain (Loss) (includes brokerage commissions)	139,135	(620,158)	348,176	611,580	443,116
Net Income (Loss)	(24,940)	(739,180)	211,997	424,794	130,292
Net Income (Loss) Per General and Limited Partner Unit *	(21.87)	(440.33)	113.86	272.37	100.20
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(40.75)	(458.41)	121.64	261.69	114.36
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2008 and 2007.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2008	2008	2008	2008
Total Net Trading Gain (Loss) (includes brokerage commissions)	$64,968	$173,742	$(85,127)	$(14,448)
Net Income (Loss)	27,628	130,870	(124,310)	(59,128)
Net Income (Loss) per General and Limited Partner Unit *	20.41	111.53	(118.24)	(60.14)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	19.54	119.12	(119.34)	(60.07)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,690.19	2,809.31	2,689.97	2,629.90

*	- Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2007	2007	2007	2007
Total Trading Gain (Loss) (includes brokerage commissions)	$(347,410)	$659,908	$(825,832)	$(106,824)
Net Income (Loss)	(377,426)	629,468	(850,163)	(141,059)
Net Income (Loss) per General and Limited Partner Unit *	(210.38)	363.19	(514.62)	(91.86)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(212.74)	363.63	(509.13)	(100.17)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,916.32	3,279.95	2,770.82	2,670.65

*	- Based on weighted average number of units outstanding during the period.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The offering of its Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced at the termination of the initial offering period and terminated on June 14, 2008.
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
Results of Operations
     The returns for the years ended December 31, 2008, 2007, and 2006 were (1.53)%, (14.65)% and 4.04%, respectively.

2008
     Of the (1.53)% return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund. An analysis of the 4.19% trading gain by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	8.58%
Commodities	0.81
Currencies	(0.58)
Interest Rates	(4.62)

4.19%

     The first quarter of 2008 began where 2007 left off, with the credit crisis causing more write-downs, more credit downgrades, and a growing realization that sub-prime issues would have broader and longer-lasting impacts than initially suspected. In January, weak economic data caused the Federal Open Market Committee to cut short-term rates by a total of 1.25%, which included an unprecedented 0.75% emergency cut. The S&P 500 recorded one of its worst monthly performances in the history of the index. The Fund’s performance in January was a 0.46% loss, with gains in equity indices trading more than offset by losses in currencies and flat performance in fixed income and commodities.
     February saw the U.S. dollar weaken against most major currencies, as U.S. economic data disappointed, stagflation concerns grew and U.S. interest rate expectations declined dramatically. The Fund’s currency trading profited from these moves, generating a positive return for the month. The Fund also recorded gains in equity indices trading, as the S&P 500, Dow, and NASDAQ continued to slide. Overall, the Fund had a positive month, posting a 1.44% gain.
     March brought more Federal Reserve intervention, which resulted in a slight recovery by U.S. stocks from mid-month slides to finish flat for the month, but still significantly negative for the year. The US dollar continued to weaken. The Fund’s performance was close to flat for the month at (0.23)%, with gains in equity indices and currencies offset by losses in commodities and fixed income. The Fund closed the first quarter of 2008 with a year-to-date gain of 0.73%.
     In April, the U.S. Dollar rallied against key funding currencies, despite a generally weak global economy. The Fund realized gains in foreign exchange and commodities. However, those gains were overshadowed by losses in the fixed income and equity indices sectors, as prior trends in both sectors reversed course. For the month of April, the Fund suffered a loss of 2.69%.
     May was a strong month for the Fund. Positive commodity trading led the charge as crude oil breached new technical levels, touching $135 mid-month. Foreign exchange models also posted gains, as high-yielding currencies performed well. These gains, together with modest gains in the fixed income more than offset a loss in equity indices. The Fund achieved a positive return on the month of 1.95%.
     In June the Fund realized its best month of the year, posting a return of 5.26%. Equity indices trading produced strong gains as short positions benefitted from the negative news that roiled the markets around the globe. Signs of commodity-based inflation were constantly in the headlines. Consumer confidence fell to a 16-year low, as U.S., European, and Asian equities markets fell in tandem. Fixed income trading produced additional gains for the Fund, in response to fears of inflation and the ECB’s increasingly hawkish stance. Commodities also posted gains as crude oil hit new highs on the back of increased tensions in the Middle East and among OPEC members. In addition, the Fund had modest gains in foreign exchange sector. The Fund concluded the second quarter with a gain of 4.43% for the quarter, and a year-to-date gain of 5.19%.

     The month of July was characterized by reversals in many asset classes. The Dow and S&P hit technical bear market territory early in the month, while Japanese equities saw their longest back-to-back losing streak in 54 years. Equity markets seemed to find a bottom mid-month after the U.S. announced the Government-Sponsored Enterprises bailout plan. Commodity prices also reversed, with crude oil declining almost 12% on fears that a weakened economy would reduce global demand. The Fund earned profits in equity indices trading. Those gains were offset by losses in fixed income and commodities. All-in, the Fund finished the month with a loss of 1.30%.
     In August, sub-prime fallout continued to plague the global financial markets. The U.S. unemployment rate hit a four-year high. Commodity prices continued to decline, with natural gas leading the way with a decline of 12.75% and gold falling to its lowest level in eight months. The Fund experienced losses in foreign exchange and commodities sectors as currencies linked to commodities fell in tandem with metal and energy markets, while the U.S. Dollar Index posted unusually strong gains. Those losses edged out gains in fixed income, resulting in a loss for the month of 1.64%.
     September saw concern over the widening credit crises come to a boiling point. Equity markets in the U.S., Europe, and Asia declined sharply. Investors fled high-yielding currencies in response to the global decline in equity markets. The Fund posted a loss of 1.37%. Gains in equity indices were offset by losses in foreign exchange, fixed income, and commodities. Diversification of positions by sector and geography played an important role in dampening losses to the Fund, as did a decrease in risk levels across the portfolio. The Fund concluded the third quarter with a loss of 4.25% for the quarter, leaving the year-to-date gain at 0.72%.
     At the time, the month of October seemed like a month to remember, as equity markets around the world plummeted, fueling further anxiety about the length and depth of a global recession and further exacerbating the liquidity, growth, and confidence crisis. With the benefit of hindsight, it was but the beginning of a quarter to remember. For the Fund, the month was about the benefits and disadvantages of diversification. Modest gains in equity indices trading were more than offset by losses in foreign exchange and fixed income, resulting in a loss for the month of 1.22%.
     November brought further global economic panic, as governments around the world continued to announce plans to help bolster sagging economies. The U.S. reversed course on its bailout effort, from buying troubled assets to facilitating lending flow. Economic data reflected another sharp drop in manufacturing, rising unemployment, and the largest drop in retail sales since 1992, prompting wild swings in both equity and bond markets. The Fund maintained a relatively low risk profile during the month, which resulted in marginal losses and gains across the sectors. For the Fund, losses in fixed income offset marginal gains in other sectors, resulting in a loss for the month of 1.46%.
     December saw more of the same on the global economic front. The Fund, however, took advantage of dramatic moves in the British Pound, particularly against the Euro, to achieve gains in foreign exchange. Likewise, fixed income trading was profitable as central banks across the globe continued to lower interest rates on persistent negative data. Overall, the Fund gained 0.44% for December.
     The Fund completed the fourth quarter of 2008, one of the most volatile in market history, with a loss for the quarter of 2.23%, bringing the return for the year to (1.53)%.

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

The Fund’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008, 2007 and 2006 and the trading gains/losses by market category for the years then ended.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.58)%
Interest Rates	0.30%	(4.62)%
Stock Indices	0.18%	8.58%
Commodities	0.05%	0.81%

Aggregate/Total	0.60%	4.19%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (1.53)%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.62)%
Stock Indices	0.51%	(2.61)%
Interest Rates	0.42%	0.80%
Commodities	0.22%	(2.46)%

Aggregate/Total	1.72%	(11.89)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income giving a net return of (14.65)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.67%
Currencies	0.70%	1.91%
Energy	0.39%	(6.71)%
Long Interest Rates	0.35%	(0.24)%
Short Interest Rates	0.26%	3.29%
Metals	0.17%	2.01%

Aggregate/Total	1.42%	6.93%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006, approximately 6.93% was due to trading gains (before commissions) and approximately 4.72% due to interest income, offset by approximately 7.61% due to brokerage fees, performance fees and operating and offering costs borne by the Fund giving a net return of 4.04%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

     The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.
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
     The following were the only non-trading risk exposures of the Fund as of December 31, 2008.

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
Item 8. Financial Statements and Supplementary Data
     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 33 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting was effective.
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
Item 9B. Other Information
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2008.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
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
     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, a Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Ms. Becks is also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. From December 1987 to June 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. From September 1985 to December 1987, she worked with the public accounting firm Ernst & Young as a C.P.A. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
     D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.
     Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. Until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry for over thirty years, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management.

Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Cleland was a registered Associated Person and NFA Associate Member with Campbell & Company Investment Adviser LLC from December 2005 to April 2007.
     Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer of Campbell & Company since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services serving as Director in the Financial and Economic Consulting Practice. From May 1998 until November 2003, Mr. Donovan was employed by KPMG LLP in which he served in the capacity of Manager in the Forensic and Litigation Services Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
     Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From October 1999 to July 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From May 1997 to October 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.
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
     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Investment Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., a private investment management firm, and its affiliates, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective April 15, 2003, April 15, 2003 and April 1, 2003, respectively. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.

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
     Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., from February 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities Inc. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., from January 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities, Inc. From April 1995 to September 2002, Ms. Wills-Zapata was employed by Dominion Capital Management, Inc., a global money management firm specializing in financial derivatives portfolios, where she served as a Principal and Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as a Principal and NFA Associate Member with Dominion Capital Management, Inc. from April 1995 to September 2002, from November 1999 to September 2002, and from April 1995 to September 2002, respectively. From December 1993 to April 1995, Ms. Wills-Zapata was employed by R.J. O’Brien & Associates, Inc., an independent futures brokerage firm, as an Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as an NFA Associate Member with R.J. O’Brien & Associates, Inc. from March 1995 to June 2000. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
     James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since December 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 to April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc., a national full service brokerage firm. From January 1984 to March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little was registered as an Associated Person and listed as a Principal with James Little & Associates, Inc. from February 1985 to May 1994 and as an NFA Associate Member from August 1985 to May 1994.

Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 7, 1992, April 19, 1993 and August 7, 1992, respectively. Mr. Little became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively. Mr. Little retired at the end of 2008.
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
Code of Ethics
Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund accounting, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2008, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2008, Campbell & Company owned 10,367.982 Units of General Partnership Interest having a value of $27,266,756. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services
     The principal accountant for the year ended December 31, 2008 and 2007 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2008 and 2007 were $117,500 and $120,000, respectively.

(b)	Audit Related Fees None

(c)	Tax Fees None

(d)	All Other Fees None

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 33 hereof.

(2)	Schedules:

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
          None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Executive Officer, Secretary, Treasurer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2009.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland
Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks
Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan
Gregory T. Donovan	Chief Financial Officer

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.
ANNUAL REPORT
December 31, 2008

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES
Reports of Independent Registered Public Accounting Firm

Deloitte & Touche LLP	35

Financial Statements

Condensed Schedules of Investments December 31, 2008 and 2007	36-39

Statements of Financial Condition December 31, 2008 and 2007	40

Statements of Operations For the Years Ended December 31, 2008, 2007 and 2006	41

Statements of Cash Flows For the Years Ended December 31, 2008, 2007 and 2006	42

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2008, 2007 and 2006	43

Financial Highlights For the Years Ended December 31, 2008, 2007 and 2006	44

Notes to Financial Statements	45-49

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA
Tel: +1 609 514 3600
Fax: +1 609 514 3603
www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2008. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2008 and 2007, the results of its operations, cash flows, changes in its partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

March 23, 2009	Member of
Deloitte Touche Tohmatsu

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2008

				% of Net
			Values ($)	Asset Value

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$800,000,000	03/19/2009	U.S. Treasury Bills	$799,948,669	32.57%
$300,000,000	03/26/2009	U.S. Treasury Bills	$299,986,000	12.21%
$37,000,000	01/22/2009	U.S. Treasury Bills	$37,000,000	1.51%

Total United States government securities (cost, including accrued interest, — $1,136,934,669)			$1,136,934,669	46.29%

LONG FUTURES CONTRACTS

Description
Metals	$94,925	0.00%
Stock indices	$771,700	0.03%
Short-term interest rates	$3,840,778	0.16%
Long-term interest rates	$4,905,228	0.20%

Total long futures contracts	$9,612,631	0.39%

SHORT FUTURES CONTRACTS

Description
Energy	$(801,546)	(0.03)%
Metals	$(1,664,930)	(0.07)%
Stock indices	$(3,375,148)	(0.14)%
Short-term interest rates	$(27,625)	0.00%
Long-term interest rates	$(3,537,223)	(0.14)%

Total short futures contracts	$(9,406,472)	(0.38)%

Total futures contracts	$206,159	0.01%

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2008

		% of Net
	Values ($)	Asset Value

FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$26,680,445	1.09%
Various short forward currency contracts	$(15,851,597)	(0.65)%

Total forward currency contracts	10,828,848	0.44%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $969,001)	$519,315	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $3,537,352)	$(3,202,653)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$1,278,536,649	$274,531,263
Restricted cash	41,411,655	0
United States government securities	1,099,934,669	1,691,871,056
Net unrealized gain (loss) on open futures contracts	206,159	26,023,256

Total equity in broker trading accounts	2,420,089,132	1,992,425,575

Cash and cash equivalents	30,721,976	241,657,307
Restricted cash deposits with forwards broker	42,515,724	0
United States government securities	37,000,000	1,846,461,931
Options purchased, at fair value (premiums paid — $969,001 and $7,987,556, respectively)	519,315	5,400,578
Net unrealized gain (loss) on open forward currency contracts	10,828,848	(87,540,444)
Interest receivable	41,698	1,096,076
Subscriptions receivable	0	84,113

Total assets	$2,541,716,693	$3,999,585,136

LIABILITIES
Accounts payable	$668,492	$802,775
Brokerage fee	14,801,625	23,262,515
Options written, at fair value (premiums received — $3,537,352 and $4,485,004, respectively)	3,202,653	2,090,429
Accrued commissions and other trading fees on open contracts	114,176	692,664
Offering costs payable	309,964	659,698
Redemptions payable	66,725,891	168,685,490

Total liabilities	85,822,801	196,193,571

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 10,367.982 and 19,227.982 units outstanding at December 31, 2008 and December 31, 2007	27,266,756	51,351,210
Limited Partners - 923,465.791 and 1,404,914.962 units outstanding at December 31, 2008 and December 31, 2007	2,428,627,136	3,752,040,355

Total partners’ capital (Net Asset Value)	2,455,893,892	3,803,391,565

Total liabilities and partners’ capital (Net Asset Value)	$2,541,716,693	$3,999,585,136

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$179,004,073	$(90,020,404)	$131,759,999
Change in unrealized	(25,817,098)	(122,751,393)	147,687,919
Brokerage commissions	(3,568,175)	(7,474,048)	(8,756,027)

Net gain (loss) from futures trading	149,618,800	(220,245,845)	270,691,891

Forward currency and options on forward currency trading gains (losses)
Realized	(108,527,108)	(116,066,270)	(280,907,717)
Change in unrealized	98,446,709	(280,170,992)	361,269,635
Brokerage commissions	(403,740)	(3,674,992)	(2,878,200)

Net gain (loss) from forward currency and options on forward currency trading	(10,484,139)	(399,912,254)	77,483,718

Total net trading gain (loss)	139,134,661	(620,158,099)	348,175,609

INTEREST INCOME NET OF EXPENSES
Income
Interest income	53,353,643	231,682,261	261,724,377

Expenses
Brokerage fee	215,712,348	348,527,101	390,856,239
Performance fee	0	0	4,818,187
Operating expenses	1,715,745	2,177,186	2,228,483

Total expenses	217,428,093	350,704,287	397,902,909

Interest income net of expenses	(164,074,450)	(119,022,026)	(136,178,532)

NET INCOME (LOSS)	$(24,939,789)	$(739,180,125)	$211,997,077

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the year)	$(21.87)	$(440.33)	$113.86

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(40.75)	$(458.41)	$121.64

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$(24,939,789)	$(739,180,125)	$211,997,077
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(72,629,611)	402,922,385	(508,957,554)
(Increase) decrease in restricted cash	(83,927,379)	64,472,902	(64,472,902)
(Increase) decrease in option premiums paid	7,018,555	(3,996,452)	(3,991,104)
Increase (decrease) in option premiums received	(947,652)	2,165,305	2,319,699
(Increase) decrease in interest receivable	1,054,378	5,249,167	(5,045,324)
Increase (decrease) in accounts payable and accrued expenses	(9,173,661)	(11,714,926)	5,192,027
Net maturities (purchases) of investments in United States government securities	2,401,398,318	116,703,926	336,630,893

Net cash from (for) operating activities	2,217,853,159	(163,377,818)	(26,327,188)

Cash flows from (for) financing activities
Addition of units	38,172,639	86,659,011	849,723,054
Increase (decrease) in subscription deposits	0	0	(150,000)
Redemption of units	(1,457,812,994)	(1,108,096,252)	(510,552,792)
Offering costs paid	(5,142,749)	(6,074,654)	(13,455,560)

Net cash from (for) financing activities	(1,424,783,104)	(1,027,511,895)	325,564,702

Net increase (decrease) in cash and cash equivalents	793,070,055	(1,190,889,713)	299,237,514

Cash and cash equivalents
Beginning of year	516,188,570	1,707,078,283	1,407,840,769

End of year	$1,309,258,625	$516,188,570	$1,707,078,283

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$1,278,536,649	$274,531,263	$1,230,053,812
Cash and cash equivalents	30,721,976	241,657,307	477,024,471

Total end of year cash and cash equivalents	$1,309,258,625	$516,188,570	$1,707,078,283

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Changes in Partners’ Capital (net Asset Value)
For the Years Ended December 31, 2008, 2007 and 2006

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2005	17,240.171	$51,848,435	1,703,733.918	$5,123,850,224	1,720,974.089	$5,175,698,659

Net income (loss) for the year ended December 31, 2006		2,327,389		209,669,688		211,997,077
Additions	1,982.811	6,100,000	276,043.383	843,623,054	278,026.194	849,723,054
Redemptions	0.000	0	(191,894.596)	(570,371,209)	(191,894.596)	(570,371,209)
Offering costs		(125,960)		(12,381,455)		(12,507,415)

Balances at December 31, 2006	19,222.982	60,149,864	1,787,882.705	5,594,390,302	1,807,105.687	5,654,540,166

Net income (loss) for the year ended December 31, 2007		(8,740,910)		(730,439,215)		(739,180,125)
Additions	5.000	13,617	29,737.090	86,729,507	29,742.090	86,743,124
Redemptions	0.000	0	(412,704.833)	(1,192,493,381)	(412,704.833)	(1,192,493,381)
Offering costs		(71,361)		(6,146,858)		(6,218,219)

Balances at December 31, 2007	19,227.982	51,351,210	1,404,914.962	3,752,040,355	1,424,142.944	3,803,391,565

Net income (loss) for the year ended December 31, 2008		(239,626)		(24,700,163)		(24,939,789)
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(8,860.000)	(23,787,863)	(495,547.486)	(1,332,065,532)	(504,407.486)	(1,355,853,395)
Offering costs		(56,965)		(4,736,050)		(4,793,015)

Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net Asset Value per General and Limited Partner Unit
December 31,

2008	2007	2006

$2,629.90	$2,670.65	$3,129.06

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Financial Highlights
For the Years Ended December 31, 2008, 2007 and 2006
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	2008	2007	2006
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,670.65	$3,129.06	$3,007.42

Income (loss) from operations:
Total net trading gains (losses) (1)	107.33	(383.81)	201.50
Interest income net of expenses (1)	(143.88)	(70.90)	(73.14)

Total net income (loss) from operations	(36.55)	(454.71)	128.36

Offering costs (1)	(4.20)	(3.70)	(6.72)

Net asset value per unit at end of year	$2,629.90	$2,670.65	$3,129.06

Total Return	(1.53)%	(14.65)%	4.04%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.19%	7.11%	7.08%
Performance fee	0.00%	0.00%	0.09%

Total expenses	7.19%	7.11%	7.17%

Interest income net of expenses (2,3)	(5.43)%	(2.41)%	(2.37)%

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
December 31, 2008
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

The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 — “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Campbell Strategic Allocation Fund, l.p.
Notes to Financial Statements
December 31, 2008
either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2008, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a reoccurring basis as of December 31, 2008.

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$1,136,934,669	$0	$1,136,934,669
Other Financial Instruments
Exchange-traded futures contracts	206,159	0	0	206,159
Forward currency contracts	0	10,828,848	0	10,828,848
Options purchased	0	519,315	0	519,315
Options written	0	(3,202,653)	0	(3,202,653)

Total	$206,159	$1,145,080,179	$0	$1,145,286,338

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

E.	Income Taxes

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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109(FIN 48),” to the Fund, and has determined that FIN 48 does not have a material impact on the Fund’s financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2008, and December 31, 2007, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $309,964 and $659,698, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2008 and December 31, 2007, the amount of unreimbursed offering costs incurred by Campbell & Company is $926,519 and $1,164,118, respectively.

Campbell Strategic Allocation Fund, l.p.
Notes to Financial Statements
December 31, 2008
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

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2008, 2007 and 2006.

Note 5.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Fund were made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the years ended December 31, 2008 and 2007, Campbell & Company received redemption fees of $192,892 and $170,797 respectively.

Campbell Strategic Allocation Fund, l.p.
Notes to Financial Statements
December 31, 2008
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2008 and December 31, 2007 was $1,136,934,669 and $3,538,332,987, respectively, which equals 46% and 93% of Net Asset Value, respectively. The cash balance with interbank market makers at December 31, 2008 and December 31, 2007 was $73,104,593 and $234,111,805, respectively, which equals 3% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at December 31, 2008 and December 31, 2007 was restricted cash for margin requirements of $83,927,379 and $0 respectively, which equals 3% and 0% of Net Asset Value respectively.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)

	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Gross unrealized gains	$14,648,019	$58,463,410	$64,296,837	$76,353,401
Gross unrealized losses	(14,441,860)	(32,440,154)	(53,582,976)	(164,086,248)

Net unrealized gain (loss)	$206,159	$26,023,256	$10,713,861	$(87,732,847)

Open contracts generally mature within three months; as of December 31, 2008, the latest maturity date for open futures contracts is September 2009, the latest maturity date for open forward currency contracts is March 2009, and the latest expiry date for options on forward currency contracts is January 2009. However, the Fund intends to close all futures and forward currency contracts prior to maturity.

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

Campbell Strategic Allocation Fund, l.p.
Notes to Financial Statements
December 31, 2008
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

Privacy Policy
     The Fund and Campbell & Company firmly believe that investors are entitled to the very best they can offer — and that includes the right to feel comfortable about the non-public personal information investors share with the Fund and Campbell & Company.
     In the normal course of business, investors give the Fund and Campbell & Company non-public personal information. The Fund and Campbell & Company use this information to manage each investor’s account, direct transactions and provide each investor with valuable information. The Fund and Campbell & Company may collect this information through forms, interviews, transaction history of an investor’s account, or third parties. The information includes each investor’s name, address, telephone number, social security number or tax identification number, transactional and financial information, as well as other non-public personal information the Fund and Campbell & Company may need to service an investor’s account. The Fund and Campbell & Company maintain physical, electronic, and procedural safeguards that comply with federal standards to protect confidentiality.
     Neither the Fund nor Campbell & Company provides customer names and addresses, or other non-public information, to outside firms, organizations or individuals, except as necessary to service investor accounts or as permitted by law. For example, in the course of regular business, the Fund may share relevant information with service providers that support the Fund and Campbell & Company in servicing investor accounts. These companies may use this information only for the services for which they are hired, and are not permitted to use or share this information for any other purpose.
     The Fund and Campbell & Company require service providers to the Fund to maintain policies and procedures designed to assure that access to non-public personal information about investors is restricted to employees who need to know that information in order to provide products or services to those investors, and that the use of such information is limited to the purposes for which it was disclosed or as otherwise permitted by law. The Fund and Campbell & Company also require that service providers maintain strict physical, electronic and procedural safeguards designed to protect the personal information of investors that comply with federal standards.
     The Fund and Campbell & Company will continue to adhere to the privacy policies and practices described in this policy with respect to information about former investors who have redeemed their interest in the Fund.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Chief Financial Officer	E 3

32.01	Certification by Chief Executive Officer	E 4

32.02	Certification by Chief Financial Officer	E 5

E-1