Form 10-Q
period 2009-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2009-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number: 0-22260
CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of registrant as specified in charter)

Delaware	52-1823554

(State of Organization)	(IRS Employer Identification Number)
2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)
(410) 413-2600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐       No ☐
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

Yes ☐      No ☑

Total number of pages: 34

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of March 31, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of March 31, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	9

Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	10

Financial Highlights for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26-31

Item 4T. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	33

SIGNATURES	34

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$1,887,000,000	04/16/2009	U.S. Treasury Bills	$1,886,954,128	83.36%
$ 300,000,000	05/07/2009	U.S. Treasury Bills	$299,994,001	13.25%
$ 40,000,000	04/09/2009	U.S. Treasury Bills	$39,999,289	1.77%
Total United States government securities

(cost, including accrued interest, — $2,226,947,418)			$2,226,947,418	98.38%

LONG FUTURES CONTRACTS

Description
Energy			$(606,900)	(0.03)%
Metals			$332,395	0.01%
Stock indices			$(72,288)	0.00%
Short-term interest rates			$6,454,515	0.29%
Long-term interest rates			$9,956,527	0.44%

Total long futures contracts			$16,064,249	0.71%

SHORT FUTURES CONTRACTS

Description
Energy			$3,478,663	0.15%
Metals			$(5,665,408)	(0.25)%
Stock indices			$(22,809,367)	(1.01)%
Short-term interest rates			$(18,275)	0.00%
Long-term interest rates			$608,029	0.03%

Total short futures contracts			$(24,406,358)	(1.08)%

Total futures contracts			$(8,342,109)	(0.37)%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$32,817,809	1.45%
Various short forward currency contracts	$(35,484,202)	(1.57)%

Total forward currency contracts	$(2,666,393)	(0.12)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $913,466)	$690,086	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $3,245,692)	$(4,007,009)	(0.18)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$800,000,000	03/19/2009	U.S. Treasury Bills	$799,948,669	32.57%
$300,000,000	03/26/2009	U.S. Treasury Bills	$299,986,000	12.21%
$ 37,000,000	01/22/2009	U.S. Treasury Bills	$37,000,000	1.51%
Total United States government securities

(cost, including accrued interest, — $1,136,934,669)			$1,136,934,669	46.29%

LONG FUTURES CONTRACTS

Description
Metals			$94,925	0.00%
Stock indices			$771,700	0.03%
Short-term interest rates			$3,840,778	0.16%
Long-term interest rates			$4,905,228	0.20%

Total long futures contracts			$9,612,631	0.39%

SHORT FUTURES CONTRACTS

Description
Energy			$(801,546)	(0.03)%
Metals			$(1,664,930)	(0.07)%
Stock indices			$(3,375,148)	(0.14)%
Short-term interest rates			$(27,625)	0.00%
Long-term interest rates			$(3,537,223)	(0.14)%

Total short futures contracts			$(9,406,472)	(0.38)%

Total futures contracts			$206,159	0.01%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008

	Values ($)	% of Net Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$26,680,445	1.09%
Various short forward currency contracts	$(15,851,597)	(0.65)%

Total forward currency contracts	$10,828,848	0.44%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $969,001)	$519,315	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $3,537,352)	$(3,202,653)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$105,827,508	$1,278,536,649
Restricted cash	0	41,411,655
United States government securities	2,149,949,209	1,099,934,669
Net unrealized gain (loss) on open futures contracts	(8,342,109)	206,159

Total equity in broker trading accounts	2,247,434,608	2,420,089,132

Cash and cash equivalents	19,206,765	30,721,976
Restricted cash deposits with forwards broker	0	42,515,724
United States government securities	76,998,209	37,000,000
Options purchased, at fair value (premiums paid — $913,466 and $969,001, respectively)	690,086	519,315
Net unrealized gain (loss) on open forward currency contracts	(2,666,393)	10,828,848
Interest receivable	14,558	41,698

Total assets	$2,341,677,833	$2,541,716,693

LIABILITIES
Accounts payable	$848,218	$668,492
Brokerage fee	13,629,128	14,801,625
Options written, at fair value (premiums received — $3,245,692 and $3,537,352, respectively)	4,007,009	3,202,653
Accrued commissions and other trading fees on open contracts	182,723	114,176
Offering costs payable	218,001	309,964
Redemptions payable	59,065,230	66,725,891

Total liabilities	77,950,309	85,822,801

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 10,367.982 units outstanding at March 31, 2009 and December 31, 2008	26,855,354	27,266,756
Limited Partners — 863,582.363 and 923,465.791 units outstanding at March 31, 2009 and December 31, 2008	2,236,872,170	2,428,627,136

Total partners’ capital (Net Asset Value)	2,263,727,524	2,455,893,892

Total liabilities and partners’ capital (Net Asset Value)	$2,341,677,833	$2,541,716,693

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$5,683,817	$118,257,271
Change in unrealized	(8,548,267)	(62,407,065)
Brokerage commissions	(642,221)	(1,138,789)

Net gain (loss) from futures trading	(3,506,671)	54,711,417

Forward currency and options on forward currency trading gains (losses)
Realized	26,143,921	(96,674,664)
Change in unrealized	(14,364,951)	107,108,920
Brokerage commissions	(52,491)	(178,106)

Net gain (loss) from forward currency and options on forward currency trading	11,726,479	10,256,150

Total net trading gain (loss)	8,219,808	64,967,567

INTEREST INCOME NET OF EXPENSES
Income
Interest income	216,212	27,042,320

Expenses
Brokerage fee	42,252,108	63,882,568
Operating expenses	409,516	499,100

Total expenses	42,661,624	64,381,668

Interest income net of expenses	(42,445,412)	(37,339,348)

NET INCOME (LOSS)	$(34,225,604)	$27,628,219

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(37.40)	$20.41

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(39.68)	$19.54

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(34,225,604)	$27,628,219
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	22,913,219	(44,701,855)
(Increase) decrease in restricted cash	83,927,379	0
(Increase) decrease in option premiums paid	55,535	6,683,160
Increase (decrease) in option premiums received	(291,660)	(3,620,647)
(Increase) decrease in interest receivable	27,140	648,324
(Increase) decrease in other assets	0	(2,911)
Increase (decrease) in accounts payable and accrued expenses	(924,224)	(3,882,090)
Net maturities (purchases) of investments in
United States government securities	(1,090,012,749)	343,916,126

Net cash from (for) operating activities	(1,018,530,964)	326,668,326

Cash flows from (for) financing activities
Addition of units	0	19,225,851
Redemption of units	(164,558,005)	(564,395,156)
Offering costs paid	(1,135,383)	(1,640,791)

Net cash from (for) financing activities	(165,693,388)	(546,810,096)

Net increase (decrease) in cash and cash equivalents	(1,184,224,352)	(220,141,770)

Cash and cash equivalents
Beginning of period	1,309,258,625	516,188,570

End of period	$125,034,273	$296,046,800

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$105,827,508	$199,822,579
Cash and cash equivalents	19,206,765	96,224,221

Total end of period cash and cash equivalents	$125,034,273	$296,046,800

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2009

Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net income (loss) for the three months ended March 31, 2009		(399,680)		(33,825,924)		(34,225,604)
Redemptions	0.000	0	(59,883.428)	(156,897,344)	(59,883.428)	(156,897,344)
Offering costs		(11,722)		(1,031,698)		(1,043,420)

Balances at March 31, 2009	10,367.982	$26,855,354	863,582.363	$2,236,872,170	873,950.345	$2,263,727,524

Three Months Ended March 31, 2008

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss) for the three months ended March 31, 2008		434,093		27,194,126		27,628,219
Additions	0.000	0	7,291.545	19,534,805	7,291.545	19,534,805
Redemptions	(6,240.000)	(16,825,973)	(203,985.529)	(546,903,032)	(210,225.529)	(563,729,005)
Offering costs		(19,191)		(1,519,342)		(1,538,533)

Balances at March 31, 2008	12,987.982	$34,940,139	1,208,220.978	$3,250,346,912	1,221,208.960	$3,285,287,051

Net Asset Value per General and Limited Partner Unit
March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007

$2,590.22	$2,629.90	$2,690.19	$2,670.65

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2009	2008
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,629.90	$2,670.65

Income (loss) from operations:
Total net trading gains (losses) (1)	7.84	48.27
Interest income net of expenses (1)	(46.38)	(27.59)

Total net income (loss) from operations	(38.54)	20.68

Offering costs (1)	(1.14)	(1.14)

Net asset value per unit at end of period	$2,590.22	$2,690.19

Total Return (3)	(1.51)%	0.73%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.14%	7.20%
Performance fee (3)	0.00%	0.00%

Total expenses	7.14%	7.20%

Interest income net of expenses (2),(4),(5)	(7.10)%	(4.18)%

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
MARCH 31, 2009 (UNAUDITED)
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
MARCH 31, 2009 (UNAUDITED)
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
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also include U.S. Treasury bills.
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2009, the Fund did not have any Level 3 assets or liabilities.
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a reoccurring basis as of March 31, 2009 and December 31, 2008.

	Fair Value at March 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$2,226,947,418	$0	$2,226,947,418
Other Financial Instruments
Exchange-traded futures contracts	(8,342,109)	0	0	(8,342,109)
Forward currency contracts	0	(2,666,393)	0	(2,666,393)
Options purchased	0	690,086	0	690,086
Options written	0	(4,007,009)	0	(4,007,009)

Total	$(8,342,109)	$2,220,964,102	$0	$2,212,621,993

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

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

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2009, and December 31, 2008, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $218,001 and $309,964, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $310,722 and $926,519, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2009, and 2008.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund were made by subscription agreement, subject to acceptance by Campbell & Company.
The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the three months ended March 31, 2009 and 2008, Campbell & Company received redemption fees of $6,576 and $70,442 respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
Note 6. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals and energy values. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2009 and December 31, 2008 was $2,226,947,418 and $1,136,934,669, respectively, which equals 98% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2009 and December 31, 2008 was $18,003,950 and $73,104,593, respectively, which equals 1% and 3% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $83,927,379 respectively, which equals 0% and 3% of Net Asset Value respectively.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Gross unrealized gains	$29,893,667	$14,648,019	$89,128,461	$64,296,837
Gross unrealized losses	(38,235,776)	(14,441,860)	(92,779,551)	(53,582,976)

Net unrealized gain (loss)	$(8,342,109)	$206,159	$(3,651,090)	$10,713,861

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Funds first fiscal year beginning after November 15, 2008. The Fund adopted the provisions of SFAS 161 effective January 1, 2009.
The following tables summarize quantitative information required by SFAS 161.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2009	March 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Energy Contracts	Equity in broker trading accounts	$5,587,094	$(2,715,331)	$2,871,763
Metal Contracts	Equity in broker trading accounts	478,929	(5,811,942)	(5,333,013)
Stock Indices Contracts	Equity in broker trading accounts	1,646,230	(24,527,885)	(22,881,655)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	6,595,745	(159,505)	6,436,240
Long Term Interest Rate Contracts	Equity in broker trading accounts	15,585,669	(5,021,113)	10,564,556
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	88,129,249	(90,795,642)	(2,666,393)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	690,086	0	690,086
Written Options on Forward Currency Contracts	Options written, at fair value	0	(4,007,009)	(4,007,009)

Totals		$118,713,002	$(133,038,427)	$(14,325,425)

*	Derivatives not designated as hedging instruments under Statement 133

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2009 is as follows:

Trading Revenue for
the Three Months Ended
Type of Instrument	March 31, 2009
Energy Contracts	$(592,805)
Metal Contracts	(12,290,423)
Stock Indices Contracts	(17,292,126)
Short-Term Interest Rate Contracts	17,059,096
Long Term Interest Rate Contracts	10,449,273
Forward Currency Contracts	(2,678,658)
Purchased Options on Forward Currency Contracts	(4,903,179)
Written Options on Forward Currency Contracts	19,360,807

Total	$9,111,985

Trading Revenue for
the Three Months Ended
Line Item in the Statement of Operations	March 31, 2009
Futures trading gains (losses):
Realized	$5,881,282
Change in unrealized	$(8,548,267)
Forward currency and options on forward currency trading gains (losses):
Realized	$26,143,921
Change in unrealized	(14,364,951)

Total	$9,111,985

For the three months ended March 31, 2009, the monthly average of futures contracts bought and sold was approximately 45,300 and the monthly average of notional value traded for forward currency and options on forward currency contacts was approximately $8,186,800,000.
Open contracts generally mature within three months; as of March 31, 2009, the latest maturity date for open futures contracts is June 2010, the latest maturity date for open forward currency contracts is June 2009, and the latest expiry date for options on forward currency contracts is April 2009. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Fund’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, and the statements of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, and the results of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2009 and 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period ending June 13, 2008. Redemptions since inception through March 31,2009 total $4,386,480,140. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the three months ending March 31, 2009 and 2008 were (1.51)% and 0.73%, respectively.
2009
Of the 2009 year-to-date decrease of 1.51%, approximately 0.34% was due to trading gains (before commissions) and approximately 0.01% was due to interest income, offset by approximately 1.86% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.34% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.17%
Currencies	0.50
Commodities	(0.54)
Stock Indices	(0.79)

0.34%

President Obama’s stimulus plan took center stage in January; however, weak economic data continued to negatively impact global stock markets into the start of the New Year. An early month rally fizzled quickly, causing notable declines in major global indices. The Fund gained in equity indices trading on net short positions across each region. Gains were recorded in fixed income trading as the world’s central banks continued to lower interest rates. Mounting fiscal deficits and huge issuance needs begin to weigh heavy on the long-end; however, credit markets generally improved in January with yield spreads continuing to contract. Foreign exchange trading finished slightly negative on the month. Risk aversion and capital preservation benefited the Fund’s net long U.S. Dollar position; however, the U.K. government’s unprecedented move to give the Bank of England power to increase their stake in Royal Bank of Scotland to 70% helped fuel a late month rally in the British Pound, eliminating gains from a previous decline. Commodity trading was generally flat on volatility across precious and base metals and a slowing of the negative energy trend.
In February, the U.S. government’s ability to address the economic crisis was met with skepticism by Wall Street. Economic data remained persistently weak, especially on the employment and housing fronts. The U.S. was not alone in reporting negative news, as European and Asian economies also continued with the release of dismal economic data such as declining exports and falling dividends. The majority of February gains in the Fund resulted from equity indices trading, particularly from short positions in the U.S. and Asia. Additional gains were recorded in foreign exchange trading as investors continued to feed U.S. Dollar strength, particularly relative to the Japanese Yen. The U.S. Dollar continues to be the safe haven pick as the risk aversion theme continued, as evidenced by the U.S. treasury yields recording all-time lows.
Stock markets rallied in March as the 2008 fourth quarter earnings announcements subsided and large U.S. banks announced they would be profitable for the first two months of 2009. The majority of the Fund’s losses in March resulted from equity indices trading, as the equity rally adversely impacted net short positions globally. Commodities recorded losses as energy price swings have become correlated with equities and metals surged on news of China’s economic stimulus plan. Gains from fixed income markets were recorded from the Fund’s long global bond positions as prices moved significantly higher on announcements from the Swiss, British and American Central Banks on their intentions of adding liquidity by purchasing medium to long-term bonds in the market. Foreign exchange trading resulted in gains as investors sought currencies whose home central banks were not keen on engaging in quantitative easing.

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
The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009 and December 31, 2008 and the trading gains/losses by market category for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.64%	(0.79)%
Currencies	0.56%	0.50%
Interest Rates	0.38%	1.17%
Commodities	0.20%	(0.54)%

Aggregate/Total	1.23%	0.34%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended March 31, 2009, approximately 0.34% was due to trading gains (before commissions) and approximately 0.01% was due to interest income, offset by approximately 1.86% due to brokerage fees, operating expenses and offering costs borne by the Fund, giving a net return of (1.51)%.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.58)%
Interest Rates	0.30%	(4.62)%
Stock Indices	0.18%	8.58%
Commodities	0.05%	0.81%

Aggregate/Total	0.60%	4.19%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (1.53)%.

Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Fund as of March 31, 2009, by market sector.
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
Stock Indices
          The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Netherlands and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous small losses.)
Energy
          The Fund’s primary energy market exposure is to crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
          The Fund’s metals market exposure is to fluctuations in the price of gold, silver, copper, nickel and zinc.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the primary non-trading risk exposures of the Fund as of March 31, 2009.
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
     (b) Reports of Form 8-K
          None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2009.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3
31.02	Certification by Chief Financial Officer	E 4 — E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

-E 1-