Form 10-Q
period 2009-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2009-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☐      No ☑

Total number of Pages: 32

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of June 30, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of June 30, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	9

Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	10

Financial Highlights for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24-29

Item 4T. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	31

SIGNATURES	32

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$984,000,000	07/09/2009	U.S. Treasury Bills	$983,984,184	50.21%
$755,000,000	07/02/2009	U.S. Treasury Bills	$754,998,921	38.53%
$250,000,000	07/30/2009	U.S. Treasury Bills	$249,989,931	12.76%
Total United States government securities

(cost, including accrued interest, - $1,988,973,036)			$1,988,973,036	101.50%

LONG FUTURES CONTRACTS

Description
Energy			$(2,048,695)	(0.10)%
Metals			$(1,439,800)	(0.07)%
Stock indices			$3,878,309	0.20%
Short-term interest rates			$2,223,541	0.11%
Long-term interest rates			$819,072	0.04%

Total long futures contracts			$3,432,427	0.18%

SHORT FUTURES CONTRACTS

Description
Energy			$1,207,880	0.06%
Metals			$(2,312)	0.00%
Stock indices			$4,297,609	0.22%
Short-term interest rates			$245,150	0.01%
Long-term interest rates			$(12,136,207)	(0.62)%

Total short futures contracts			$(6,387,880)	(0.33)%

Total futures contracts			$(2,955,453)	(0.15)%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$7,646,153	0.39%
Various short forward currency contracts	$(7,374,129)	(0.38)%

Total forward currency contracts	$272,024	0.01%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $977,272)	$1,011,100	0.05%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $3,047,308)	$(1,898,500)	(0.10)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008

				% of Net
			Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$800,000,000	03/19/2009	U.S. Treasury Bills	$799,948,669	32.57%
$300,000,000	03/26/2009	U.S. Treasury Bills	$299,986,000	12.21%
$ 37,000,000	01/22/2009	U.S. Treasury Bills	$37,000,000	1.51%
Total United States government securities

(cost, including accrued interest, - $1,136,934,669)			$1,136,934,669	46.29%

LONG FUTURES CONTRACTS

Description
Metals			$94,925	0.00%
Stock indices			$771,700	0.03%
Short-term interest rates			$3,840,778	0.16%
Long-term interest rates			$4,905,228	0.20%

Total long futures contracts			$9,612,631	0.39%

SHORT FUTURES CONTRACTS

Description
Energy			$(801,546)	(0.03)%
Metals			$(1,664,930)	(0.07)%
Stock indices			$(3,375,148)	(0.14)%
Short-term interest rates			$(27,625)	0.00%
Long-term interest rates			$(3,537,223)	(0.14)%

Total short futures contracts			$(9,406,472)	(0.38)%

Total futures contracts			$206,159	0.01%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$26,680,445	1.09%
Various short forward currency contracts	$(15,851,597)	(0.65)%

Total forward currency contracts	$10,828,848	0.44%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $969,001)	$519,315	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $3,537,352)	$(3,202,653)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$15,920,829	$1,278,536,649
Restricted cash	0	41,411,655
United States government securities	1,899,973,671	1,099,934,669
Net unrealized gain (loss) on open futures contracts	(2,955,453)	206,159

Total equity in broker trading accounts	1,912,939,047	2,420,089,132

Cash and cash equivalents	21,882,153	30,721,976
Restricted cash deposits with forwards broker	0	42,515,724
United States government securities	88,999,365	37,000,000
Options purchased, at fair value (premiums paid - $977,272 and $969,001, respectively)	1,011,100	519,315
Net unrealized gain (loss) on open forward currency contracts	272,024	10,828,848
Interest receivable	0	41,698

Total assets	$2,025,103,689	$2,541,716,693

LIABILITIES
Accounts payable	$330,362	$668,492
Interest payable	50,338	0
Brokerage fee	11,797,587	14,801,625
Options written, at fair value (premiums received - $3,047,308 and $3,537,352, respectively)	1,898,500	3,202,653
Accrued commissions and other trading fees on open contracts	193,766	114,176
Offering costs payable	187,227	309,964
Redemptions payable	50,979,824	66,725,891

Total liabilities	65,437,604	85,822,801

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 6,637.982 and 10,367.982 units outstanding at June 30, 2009 and December 31, 2008	15,850,240	27,266,756
Limited Partners - 814,057.003 and 923,465.791 units outstanding at June 30, 2009 and December 31, 2008	1,943,815,845	2,428,627,136

Total partners’ capital (Net Asset Value)	1,959,666,085	2,455,893,892

Total liabilities and partners’ capital (Net Asset Value)	$2,025,103,689	$2,541,716,693

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(115,075,256)	$(37,752,934)	$(109,391,439)	$80,504,337
Change in unrealized	5,386,655	143,846,033	(3,161,612)	81,438,968
Brokerage commissions	(620,477)	(914,491)	(1,262,698)	(2,053,280)

Net gain (loss) from futures trading	(110,309,078)	105,178,608	(113,815,749)	159,890,025

Forward currency and options on forward currency trading gains (losses)
Realized	(31,940,556)	73,299,853	(5,796,635)	(23,374,811)
Change in unrealized	5,105,750	(4,646,988)	(9,259,201)	102,461,932
Brokerage commissions	(90,429)	(89,377)	(142,920)	(267,483)

Net gain (loss) from forward currency and options on forward currency trading	(26,925,235)	68,563,488	(15,198,756)	78,819,638

Total net trading gain (loss)	(137,234,313)	173,742,096	(129,014,505)	238,709,663

INTEREST INCOME NET OF EXPENSES
Income
Interest income	223,498	13,235,144	439,710	40,277,464

Expenses
Brokerage fee	36,726,417	55,687,932	78,978,525	119,570,500
Operating expenses	338,360	419,569	747,876	918,669

Total expenses	37,064,777	56,107,501	79,726,401	120,489,169

Interest income net of expenses	(36,841,279)	(42,872,357)	(79,286,691)	(80,211,705)

NET INCOME (LOSS)	$(174,075,592)	$130,869,739	$(208,301,196)	$158,497,958

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(203.11)	$111.53	$(235.07)	$125.44

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(202.41)	$119.12	$(242.09)	$138.66

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(208,301,196)	$158,497,958
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	12,420,813	(183,900,900)
(Increase) decrease in restricted cash	83,927,379	0
(Increase) decrease in option premiums paid	(8,271)	6,976,147
Increase (decrease) in option premiums received	(490,044)	(3,883,426)
(Increase) decrease in interest receivable	41,698	254,317
Increase (decrease) in interest payable	50,338	0
(Increase) decrease in other assets	0	(2,911)
Increase (decrease) in accounts payable and accrued expenses	(3,262,578)	(5,582,793)
Net maturities (purchases) of investments in United States government securities	(852,038,367)	814,828,699

Net cash from (for) operating activities	(967,660,228)	787,187,091

Cash flows from (for) financing activities
Addition of units	0	38,172,639
Redemption of units	(302,066,601)	(991,943,129)
Offering costs paid	(1,728,814)	(3,010,672)

Net cash from (for) financing activities	(303,795,415)	(956,781,162)

Net increase (decrease) in cash and cash equivalents	(1,271,455,643)	(169,594,071)

Cash and cash equivalents
Beginning of period	1,309,258,625	516,188,570

End of period	$37,802,982	$346,594,499

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$15,920,829	$202,729,193
Cash and cash equivalents	21,882,153	143,865,306

Total end of period cash and cash equivalents	$37,802,982	$346,594,499

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2009

Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net income (loss) for the six months ended June 30, 2009		(2,491,454)		(205,809,742)		(208,301,196)
Redemptions	(3,730.000)	(8,906,531)	(109,408.788)	(277,414,003)	(113,138.788)	(286,320,534)
Offering costs		(18,531)		(1,587,546)		(1,606,077)

Balances at June 30, 2009	6,637.982	$15,850,240	814,057.003	$1,943,815,845	820,694.985	$1,959,666,085

Six Months Ended June 30, 2008

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss) for the six months ended June 30, 2008		1,994,390		156,503,568		158,497,958
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(6,240.000)	(16,825,973)	(355,681.664)	(956,708,780)	(361,921.664)	(973,534,753)
Offering costs		(32,359)		(2,695,979)		(2,728,338)

Balances at June 30, 2008	12,987.982	$36,487,268	1,063,331.613	$2,987,227,690	1,076,319.595	$3,023,714,958

Net Asset Value per General and Limited Partner Unit
June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
$2,387.81	$2,629.90	$2,809.31	$2,670.65

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,590.22	$2,690.19	$2,629.90	$2,670.65

Income (loss) from operations:
Total net trading gains (losses) (1)	(158.76)	156.67	(150.81)	204.30
Interest income net of expenses (1)	(42.99)	(36.54)	(89.47)	(63.48)

Total net income (loss) from operations	(201.75)	120.13	(240.28)	140.82

Offering costs (1)	(0.66)	(1.01)	(1.81)	(2.16)

Net asset value per unit at end of period	$2,387.81	$2,809.31	$2,387.81	$2,809.31

Total Return (3)	(7.81)%	4.43%	(9.21)%	5.19%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.02%	7.17%	7.12%	7.21%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.02%	7.17%	7.12%	7.21%

Interest income net of expenses (2),(4),(5)	(6.98)%	(5.48)%	(7.08)%	(4.80)%

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
JUNE 30, 2009 (UNAUDITED)
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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes U.S. Treasury bills.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2009, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

	Fair Value at June 30, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$1,988,973,036	$0	$1,988,973,036
Other Financial Instruments
Exchange-traded futures contracts	(2,955,453)	0	0	(2,955,453)
Forward currency contracts	0	272,024	0	272,024
Options purchased	0	1,011,100	0	1,011,100
Options written	0	(1,898,500)	0	(1,898,500)

Total	$(2,955,453)	$1,988,357,660	$0	$1,985,402,207

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$1,136,934,669	$0	$1,136,934,669
Other Financial Instruments
Exchange-traded futures contracts	206,159	0	0	206,159
Forward currency contracts	0	10,828,848	0	10,828,848
Options purchased	0	519,315	0	519,315
Options written	0	(3,202,653)	0	(3,202,653)

Total	$206,159	$1,145,080,179	$0	$1,145,286,338

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

E.	Income Taxes

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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48),” to the Fund, and has determined that no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of FIN 48. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2009, and December 31, 2008, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $187,227 and $309,964, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.
If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $246,803 and $926,519, respectively.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
H.	Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued or available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. See Note 9.
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
Note 4. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2009, and 2008.
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund were made by subscription agreement, subject to acceptance by Campbell & Company.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the six months ended June 30, 2009 and 2008, Campbell & Company received redemption fees of $11,966 and $92,916 respectively.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2009 and December 31, 2008 was $1,988,973,036 and $1,136,934,669, respectively, which equals 101% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2009 and December 31, 2008 was $21,775,114 and $73,104,593, respectively, which equals 1% and 3% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $83,927,379 respectively, which equals 0% and 3% of Net Asset Value respectively.

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

For derivatives, risks arise from changes in the market value of the contracts. Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Gross unrealized gains	$18,025,501	$14,648,019	$40,521,843	$64,296,837
Gross unrealized losses	(20,980,954)	(14,441,860)	(39,067,183)	(53,582,976)

Net unrealized gain (loss)	$(2,955,453)	$206,159	$1,454,660	$10,713,861

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008. The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

The following tables summarize quantitative information required by SFAS 161.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2009	June 30, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Energy Contracts	Equity in broker trading accounts	$1,701,130	$(2,541,943)	$(840,813)
Metal Contracts	Equity in broker trading accounts	952,067	(2,394,179)	(1,442,112)
Stock Indices Contracts	Equity in broker trading accounts	8,396,247	(220,330)	8,175,917
Short-Term Interest Rate Contracts	Equity in broker trading accounts	2,766,249	(297,558)	2,468,691
Long Term Interest Rate Contracts	Equity in broker trading accounts	4,209,808	(15,526,944)	(11,317,136)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	38,987,638	(38,715,614)	272,024
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,011,100	0	1,011,100
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,898,500)	(1,898,500)

Totals		$58,024,239	$(61,595,068)	$(3,570,829)

*	Derivatives not designated as hedging instruments under Statement 133

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Six Months Ended
Type of Instrument	June 30, 2009	June 30, 2009
Energy Contracts	$5,028,589	$4,435,784
Metal Contracts	(7,779,349)	(20,069,772)
Stock Indices Contracts	(48,243,476)	(65,535,602)
Short-Term Interest Rate Contracts	(30,816,463)	(13,757,367)
Long Term Interest Rate Contracts	(28,854,631)	(18,405,358)
Forward Currency Contracts	(41,808,736)	(44,487,394)
Purchased Options on Forward Currency Contracts	(6,646,888)	(11,550,067)
Written Options on Forward Currency Contracts	21,620,818	40,981,625

Total	$(137,500,136)	$(128,388,151)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2009	June 30, 2009
Futures trading gains (losses):
Realized	$(116,051,985)	$(110,170,703)
Change in unrealized	$5,386,655	$(3,161,612)
Forward currency and options on forward currency trading gains (losses):
Realized	$(31,940,556)	$(5,796,635)
Change in unrealized	5,105,750	(9,259,201)

Total	$(137,500,136)	$(128,388,151)

For the three months and six months ended June 30, 2009, the monthly average of futures contracts bought and sold was approximately 47,100 and 46,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contacts was $10,920,000,000 and $8,778,700,000 respectively.

Open contracts generally mature within three months; as of June 30, 2009, the latest maturity date for open futures contracts is September 2010, the latest maturity date for open forward currency contracts is September 2009, and the latest expiry date for options on forward currency contracts is July 2009. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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
JUNE 30, 2009 (UNAUDITED)
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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations and financial highlights for the three months and six months ended June 30, 2009 and 2008, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, and the results of operations and financial highlights for the three months and six months ended June 30, 2009 and 2008, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2009 and 2008.
Note 9. SUBSEQUENT EVENTS
Management of the Fund evaluated subsequent events through August 14, 2009, the date the financial statements were issued. There are no subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period ended June 13, 2008. Redemptions through June 30, 2009 total $4,515,903,330. The Fund commenced operations on April 18, 1994.
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
Results of Operations
The returns for the six months ending June 30, 2009 and 2008 were (9.21)% and 5.19%, respectively.
2009
Of the 2009 year-to-date decrease of 9.21%, approximately 5.54% was due to trading losses (before commissions) and approximately 3.69% due to brokerage fees, operating expenses and offering costs borne by the Fund offset by approximately 0.02% due to interest income. An analysis of the 5.54% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	(2.75)%

Interest Rates	(1.53)

Currencies	(0.64)

Commodities	(0.62)

(5.54)%

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
While equity index trading produced the most profitable sector results for the Fund for 2008, the Fund’s net exposure on the short side of global stock indices through April 2009 has hurt performance as markets continued to stage rallies that began in mid-March. U.S. economic indicators, including housing and manufacturing, showed signs of improvement and stabilization rather than further deterioration. In addition, the G-20 agreed to fund more than $1 trillion in emergency aid to help cushion the economic fallout of the current international financial crisis.

While the general tone of the economic outlook was more upbeat, officials have still been cautious in their assessment. April saw a continuation of the March risk-seeking rally leading to several growth currencies registering solid gains against the dollar. Losses were realized in the foreign exchange sector due to the Fund’s general bias to be long the dollar against most major currencies. In fixed income, the equity market rally helped general investor sentiment, driving bond prices lower across the board which produced losses for the Fund in this sector. Commodity trading finished relatively flat with gains from the energy sector offsetting small losses in base and precious metals.
In May, conflicting signals on global recovery weighed on the direction of the markets as increased risk appetite and signs of stabilization in the global economy emerged. Equity markets continued their rally, particularly in Asia, generating small gains in the stock index sector. Fixed income trading generated a marginal positive return as short-term rates in Europe climbed higher following the European Central Bank rate cut of 25 basis points. The gains in the stock index and fixed income sectors were offset by losses in the foreign exchange sector. The U.S. Dollar suffered a broad based decline in May on a combination of stronger risk appetite and growing fears over structural deficiencies in the U.S. Investors moved dormant dollar denominated assets overseas to capture growth and risk in commodity block currencies. Smaller losses were also recorded in the commodities sector as natural gas finished a volatile month higher.
During June, a surprise payroll number to the upside for May prompted an aggressive sell-off in short-term U.S. rates and raised market expectations of a rate hike in 2009. The price reaction was swift and caused particular difficulty for systematic trading. Losses for the Fund in the fixed income sector were offset by marginal gains in the foreign exchange sector. The Fund’s currency positions were generally mixed, thus hedging some U.S. Dollar risk, as investors crowded the Dollar as a safe-haven trade, pushing it higher on the month. Marginal gains were also recorded in the commodities sector, primarily from long positions in the energy complex. As geo-political headlines were plentiful, energies traded in a highly correlated fashion to global equity markets. The stock index sector finished basically flat for the month as global equity markets reflected mixed results congruent with both positive and negative economic data relating to global recovery.
2008
Of the 2008 year-to-date increase of 5.19% , approximately 7.74% was due to trading gains (before commissions) and approximately 1.21% was due to interest income, offset by approximately 3.76% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 7.74% trading gains by sector is as follows:

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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and options contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the General Partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
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

The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009 and December 31, 2008 and the trading gains/losses by market category for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.71%	(0.64)%
Interest Rates	0.51%	(1.53)%
Stock Indices	0.43%	(2.75)%
Commodities	0.30%	(0.62)%

Aggregate/Total	1.18%	(5.54)%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the six months ended June 30, 2009, approximately 5.54% was due to trading losses (before commissions) and approximately 3.69% due to brokerage fees, operating expenses and offering costs borne by the Fund offset by approximately 0.02% due to interest income, giving a net return of (9.21)%.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.58)%
Interest Rates	0.30%	(4.62)%
Stock Indices	0.18%	8.58%
Commodities	0.05%	0.81%

Aggregate/Total	0.60%	4.19%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (1.53)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

          The following were the primary trading risk exposures of the Fund as of June 30, 2009, by market sector.
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the primary non-trading risk exposures of the Fund as of June 30, 2009.
Foreign Currency Balances
          The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
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
          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2009.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
By:	Campbell & Company, Inc.
General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

-E 1-