Form 10-Q
period 2009-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2009-11-16
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

Yes ☐     No ☑
No PAGES: 35

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of September 30, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of September 30, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	9

Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	10

Financial Highlights for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26-32

Item 4T. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	34

SIGNATURES	35

CERTIFICATIONS

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
		Bank Deposits
		United States
		Financials (cost $64,333,000)	$64,355,881	3.44%

		Commercial Paper
		Germany
		Materials (cost $17,223,643)	$17,247,196	0.92%

		United Kingdom
		Financials (cost $31,069,670)	$31,096,733	1.66%

		United States
		Consumer Discretionary	$21,822,784	1.17%
		Consumer Staples	$44,464,321	2.37%
		Financials	$229,137,346	12.24%
		Healthcare	$32,215,282	1.72%
		Industrials	$148,994,656	7.96%
		Municipal	$140,575,158	7.51%
		Services	$64,453,111	3.44%
		Utilities	$84,236,262	4.50%

		Total United States (cost $765,672,506)	$765,898,920	40.91%

		Total Commercial Paper (cost $813,965,819)	$814,242,849	43.49%

		Corporate Bonds
		United States
		Financials (cost $153,865,322)	$153,765,828	8.21%

		Government And Agency Obligations
		United States
		Municipal Bonds
		Municipal	$28,102,842	1.50%
		US Government Agency	$276,507,522	14.77%
		US Treasury Bill
$34,000,000	10/01/2009	U.S. Treasury Bills *	$34,000,000	1.82%
$300,000,000	10/08/2009	U.S. Treasury Bills *	$299,995,528	16.02%
$30,000,000	10/22/2009	U.S. Treasury Bills *	$29,999,387	1.60%

		Total United States (cost $668,333,071)	$668,605,279	35.71%

		Short Term Investment Funds
		United States
		Short Term Investment Funds (cost $15,952)	$15,952	0.00%

		Total Fixed Income Securities (cost $1,700,513,164)	$1,700,985,789	90.85%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(16,645)	0.00%
Metals	$(581,439)	(0.03)%
Stock indices	$579,746	0.03%
Short-term interest rates	$880,436	0.05%
Long-term interest rates	$5,401,958	0.29%

Total long futures contracts	$6,264,056	0.34%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$159,544	0.01%
Energy	$(3,868,476)	(0.21)%
Metals	$241,276	0.01%
Stock indices	$(2,454)	0.00%
Short-term interest rates	$892,174	0.05%
Long-term interest rates	$986,453	0.05%

Total short futures contracts	$(1,591,483)	(0.09)%

Total futures contracts	$4,672,573	0.25%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$85,051,317	4.54%
Various short forward currency contracts	$(16,511,935)	(0.88)%

Total forward currency contracts	$68,539,382	3.66%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $2,333,466)	$1,652,374	0.09%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $1,465,854)	$(1,285,080)	(0.07)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
FIXED INCOME SECURITIES
     UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$800,000,000	03/19/2009	U.S. Treasury Bills	$799,948,669	32.57%
$300,000,000	03/26/2009	U.S. Treasury Bills	$299,986,000	12.21%
$37,000,000	01/22/2009	U.S. Treasury Bills	$37,000,000	1.51%

Total United States government securities (cost, including accrued interest, — $1,136,934,669)			$1,136,934,669	46.29%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Metals	$94,925	0.00%
Stock indices	$771,700	0.03%
Short-term interest rates	$3,840,778	0.16%
Long-term interest rates	$4,905,228	0.20%

Total long futures contracts	$9,612,631	0.39%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	$(801,546)	(0.03)%
Metals	$(1,664,930)	(0.07)%
Stock indices	$(3,375,148)	(0.14)%
Short-term interest rates	$(27,625)	0.00%
Long-term interest rates	$(3,537,223)	(0.14)%

Total short futures contracts	$(9,406,472)	(0.38)%

Total futures contracts	$206,159	0.01%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$26,680,445	1.09%
Various short forward currency contracts	$(15,851,597)	(0.65)%

Total forward currency contracts	$10,828,848	0.44%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $969,001)	$519,315	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received - $3,537,352)	$(3,202,653)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$138,228,442	$1,278,536,649
Restricted cash	0	41,411,655
Fixed income securities (cost $299,995,528 and $1,099,934,669, respectively)	299,995,528	1,099,934,669
Net unrealized gain (loss) on open futures contracts	4,672,573	206,159

Total equity in broker trading accounts	442,896,543	2,420,089,132

Cash and cash equivalents	14,099,063	30,721,976
Restricted cash deposits with forwards broker	0	42,515,724
Fixed income securities (cost $1,400,517,636 and $37,000,000, respectively)	1,400,990,261	37,000,000
Options purchased, at fair value (premiums paid — $2,333,466 and $969,001, respectively)	1,652,374	519,315
Net unrealized gain (loss) on open forward currency contracts	68,539,382	10,828,848
Interest receivable	750,215	41,698
Other assets	20,688	0

Total assets	$1,928,948,526	$2,541,716,693

LIABILITIES
Accounts payable	$615,300	$668,492
Brokerage fee	11,238,756	14,801,625
Options written, at fair value (premiums received — $1,465,854 and $3,537,352, respectively)	1,285,080	3,202,653
Accrued commissions and other trading fees on open contracts	225,924	114,176
Offering costs payable	178,346	309,964
Redemptions payable	43,133,312	66,725,891

Total liabilities	56,676,718	85,822,801

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 6,637.982 and 10,367.982 redeemable units outstanding at September 30, 2009 and December 31, 2008	16,241,416	27,266,756
Limited Partners — 758,574.125 and 923,465.791 redeemable units outstanding at September 30, 2009 and December 31, 2008	1,856,030,392	2,428,627,136

Total partners’ capital (Net Asset Value)	1,872,271,808	2,455,893,892

Total liabilities and partners’ capital (Net Asset Value)	$1,928,948,526	$2,541,716,693

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$10,450,421	$119,992,807	$(98,941,018)	$200,497,144
Change in unrealized	7,628,026	(113,558,756)	4,466,414	(32,119,788)
Brokerage commissions	(631,027)	(1,063,015)	(1,893,725)	(3,116,295)

Net gain (loss) from futures trading	17,447,420	5,371,036	(96,368,329)	165,261,061

Forward currency and options on forward currency trading gains (losses)
Realized	(4,788,900)	(12,495,201)	(10,585,535)	(35,870,012)
Change in unrealized	66,584,403	(77,910,424)	57,325,202	24,551,508
Brokerage commissions	(90,967)	(92,603)	(233,887)	(360,086)

Net gain (loss) from forward currency and options on forward currency trading	61,704,536	(90,498,228)	46,505,780	(11,678,590)

Total net trading gain (loss)	79,151,956	(85,127,192)	(49,862,549)	153,582,471

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	862,133	11,759,779	1,301,843	52,037,243
Change in unrealized gain (loss) on fixed income securities	472,625	0	472,625	0

Total investment income	1,334,758	11,759,779	1,774,468	52,037,243

Expenses
Brokerage fee	33,841,330	50,532,819	112,819,855	170,103,319
Operating expenses	586,057	409,370	1,333,933	1,328,039

Total expenses	34,427,387	50,942,189	114,153,788	171,431,358

Net investment income (loss)	(33,092,629)	(39,182,410)	(112,379,320)	(119,394,115)

NET INCOME (LOSS)	$46,059,327	$(124,309,602)	$(162,241,869)	$34,188,356

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$57.43	$(118.24)	$(189.08)	$28.66

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$58.93	$(119.34)	$(183.16)	$19.32

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(162,241,869)	$34,188,356
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(62,264,241)	7,568,280
(Increase) decrease in restricted cash	83,927,379	0
(Increase) decrease in option premiums paid	(1,364,465)	7,408,972
Increase (decrease) in option premiums received	(2,071,498)	(4,122,315)
(Increase) decrease in interest receivable	(708,517)	249,957
(Increase) decrease in other assets	(20,688)	(2,911)
Increase (decrease) in accounts payable and accrued expenses	(3,504,313)	(7,757,565)
Net maturities (purchases) of investments in
Fixed income securities	(563,578,496)	1,548,629,029

Net cash from (for) operating activities	(711,826,708)	1,586,161,803

Cash flows from (for) financing activities
Addition of units	0	38,172,639
Redemption of units	(442,861,293)	(1,270,024,605)
Offering costs paid	(2,243,119)	(4,137,640)

Net cash from (for) financing activities	(445,104,412)	(1,235,989,606)

Net increase (decrease) in cash and cash equivalents	(1,156,931,120)	350,172,197

Cash and cash equivalents
Beginning of period	1,309,258,625	516,188,570

End of period	$152,327,505	$866,360,767

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$138,228,442	$853,377,908
Cash and cash equivalents	14,099,063	12,982,859

Total end of period cash and cash equivalents	$152,327,505	$866,360,767

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2009

Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net income (loss) for the nine months ended September 30, 2009		(2,096,089)		(160,145,780)		(162,241,869)
Redemptions	(3,730.000)	(8,906,531)	(164,891.666)	(410,362,183)	(168,621.666)	(419,268,714)
Offering costs		(22,720)		(2,088,781)		(2,111,501)

Balances at September 30, 2009	6,637.982	$16,241,416	758,574.125	$1,856,030,392	765,212.107	$1,872,271,808

Nine Months Ended September 30, 2008

Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss) for the nine months ended September 30, 2008		458,041		33,730,315		34,188,356
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(6,240.000)	(16,825,973)	(420,508.937)	(1,134,122,167)	(426,748.937)	(1,150,948,140)
Offering costs		(45,996)		(3,787,584)		(3,833,580)

Balances at September 30, 2008	12,987.982	$34,937,282	998,504.340	$2,685,949,445	1,011,492.322	$2,720,886,727

Net Asset Value per General and Limited Partner Unit
September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
$2,446.74	$2,629.90	$2,689.97	$2,670.65

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,387.81	$2,809.31	$2,629.90	$2,670.65

Income (loss) from operations:
Total net trading gains (losses) (1)	100.82	(81.02)	(49.73)	122.63
Net investment income (loss)(1)	(41.26)	(37.27)	(130.97)	(100.10)

Total net income (loss) from operations	59.56	(118.29)	(180.70)	22.53

Offering costs (1)	(0.63)	(1.05)	(2.46)	(3.21)

Net asset value per unit at end of period	$2,446.74	$2,689.97	$2,446.74	$2,689.97

Total Return (3)	2.47%	(4.25)%	(6.96)%	0.72%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.21%	7.08%	7.14%	7.20%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.21%	7.08%	7.14%	7.20%

Net investment income (loss) (2),(4)	(6.93)%	(5.45)%	(7.03)%	(5.02)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) net of expenses per unit and offering costs per unit are calculated by dividing the net investment income (loss) net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
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
The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.
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
The fixed income investments, other than U.S. Treasury bills held at the brokers or interbank market makers, are marked-to-market on the last business day of the reporting period by a custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills not held by the custodian are stated at cost plus accrued interest, which approximates Fair value. Premiums and discounts on debt securities are amortized for financial reporting purposes.
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.
The Fund adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (formerly FASB No. 157, “Fair Value Measurements”), as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2009, the Fund did not have any Level 3 assets or liabilities.
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	Fair Value at September 30, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,700,985,789	$0	$1,700,985,789
Other Financial Instruments
Exchange-traded futures contracts	4,672,573	0	0	4,672,573
Forward currency contracts	0	68,539,382	0	68,539,382
Options purchased	0	1,652,374	0	1,652,374
Options written	0	(1,285,080)	0	(1,285,080)

Total	$4,672,573	$1,769,892,465	$0	$1,774,565,038

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,136,934,669	$0	$1,136,934,669
Other Financial Instruments
Exchange-traded futures contracts	206,159	0	0	206,159
Forward currency contracts	0	10,828,848	0	10,828,848
Options purchased	0	519,315	0	519,315
Options written	0	(3,202,653)	0	(3,202,653)

Total	$206,159	$1,145,080,179	$0	$1,145,286,338

D.	Cash and Cash Equivalents
Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes
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
Management has continued to evaluate the application of ASC 740, Income Taxes (formerly FAS No. 48, “Accounting for Uncertainty in Income Taxes”) to the Fund, and has determined that no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of ASC 740. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
F.	Offering Costs
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2009, and December 31, 2008, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $178,346 and $309,964, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.
If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $321,423 and $926,519, respectively.
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
The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $5 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.
Campbell & Company is also paid a quarterly performance fee of 20% of the Fund’s aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Funds bank, broker or cash management accounts.
Note 3. CASH MANAGER AND CUSTODIAN
In July 2009 the Fund appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, and Horizon Cash Management LLC as cash managers under the Non-Custody Investment Advisory Agreements to manage and control the liquid assets of the Fund. Each cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.
The Fund opened custodial accounts at The Northern Trust Company (the custodian) and has granted the cash managers authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash managers on behalf of the Fund will be held in the Fund’s custody accounts at the custodian. The cash managers will have no beneficial or other interest in the securities and cash in such custody accounts. The cash managers began trading on behalf of the Fund in August 2009.
Note 4. DEPOSITS WITH BROKERS
The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund earns interest income on its assets deposited with the brokers.
Note 5. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2009, and 2008.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund were made by subscription agreement, subject to acceptance by Campbell & Company.
The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days advance written notice to Campbell & Company.
Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the nine months ended September 30, 2009 and 2008, Campbell & Company received redemption fees of $11,966 and $184,858 respectively.
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2009 and December 31, 2008 was $363,994,915 and $1,136,934,669, respectively, which equals 19% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2009 and December 31, 2008 was $14,012,129 and $73,104,593, respectively, which equals 1% and 3% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at September 30, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $41,411,655 respectively, which equals 0% and 2% of Net Asset Value respectively.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Gross unrealized gains	$17,407,762	$14,648,019	$121,518,782	$64,296,837
Gross unrealized losses	(12,735,189)	(14,441,860)	(53,479,718)	(53,582,976)

Net unrealized gain (loss)	$4,672,573	$206,159	$68,039,064	$10,713,861

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
In March 2008, the FASB issued ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Dervative Instruments and Hedging Activities”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008. The Fund adopted ASC 815 effective January 1, 2009.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	September 30, 2009	September 30, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$771,330	$(628,430)	$142,900
Energy Contracts	Equity in broker trading accounts	251,079	(4,119,555)	(3,868,476)
Metal Contracts	Equity in broker trading accounts	3,056,865	(3,397,027)	(340,162)
Stock Indices Contracts	Equity in broker trading accounts	4,291,170	(3,713,878)	577,292
Short-Term Interest Rate Contracts	Equity in broker trading accounts	2,438,574	(665,965)	1,772,609
Long Term Interest Rate Contracts	Equity in broker trading accounts	6,598,745	(210,335)	6,388,410
Forward Currency Contracts	Net unrealized gain (loss) on
	forward currency contracts	120,709,494	(52,170,112)	68,539,382
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,652,374	0	1,652,374
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,285,080)	(1,285,080)

Totals		$139,769,631	$(66,190,382)	$73,579,249

*	Derivatives not designated as hedging instruments under Statement 133
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended September 30, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Nine Months Ended
Type of Instrument	September 30, 2009	September 30, 2009
Agricultural Contracts	$(2,712,614)	$(2,712,614)
Energy Contracts	(21,928,205)	(17,492,421)
Metal Contracts	20,544,888	475,116
Stock Indices Contracts	39,637,152	(25,898,450)
Short-Term Interest Rate Contracts	3,106,421	(10,650,946)
Long Term Interest Rate Contracts	(20,583,409)	(38,988,767)
Forward Currency Contracts	60,372,823	15,885,429
Purchased Options on Forward Currency Contracts	(12,173,990)	(23,724,057)
Written Options on Forward Currency Contracts	13,596,671	54,578,296

Total	$79,859,737	$(48,528,414)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Nine Months Ended
Line Item in the Statement of Operations	September 30, 2009	September 30, 2009
Futures trading gains (losses):
Realized	$10,436,208	$(99,734,495)
Change in unrealized	7,628,026	4,466,414
Forward currency and options on forward currency trading gains (losses):
Realized	(4,788,900)	(10,585,535)
Change in unrealized	66,584,403	57,325,202

Total	$79,859,737	$(48,528,414)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
For the three months and nine months ended September 30, 2009, the monthly average of futures contracts bought and sold was approximately 90,600 and 81,800 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $11,087,400,000 and $9,548,200,000 respectively.
Open contracts generally mature within three months; as of September 30, 2009, the latest maturity date for open futures contracts is December 2010, the latest maturity date for open forward currency contracts is December 2009, and the latest expiry date for options on forward currency contracts is October 2009. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Fund’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.
Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
Note 8. INDEMNIFICATIONS
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations and financial highlights for the three months and nine months ended September 30, 2009 and 2008, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, and the results of operations and financial highlights for the three months and nine months ended September 30, 2009 and 2008, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2009 and 2008.
Note 10. SUBSEQUENT EVENTS
Management of the Fund evaluated subsequent events through November 16, 2009, the date the financial statements were issued. There are no subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period ended June 13, 2008. Redemptions through September 30, 2009 total $4,648,851,510. The Fund commenced operations on April 18, 1994.
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
The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts and options on forward contracts which are traded in the inter-bank market). For forward contracts and options of forward contracts, fair values calculated by the Fund are compared to the interbank market maker values for reasonableness.
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
The Fund maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Fund is adjusted and positions in the instruments the Fund trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

Liquidity
Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.
The entire offering proceeds, without deductions, were credited to the Fund’s bank,brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures, forward and option contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.
Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and options on forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.
The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Funds’s assets and is invested directly by Wilmington Trust Investment Management LLC (“Wilmington”) and Horizon Cash Management LLC (“Horizon”). Wilmington and Horizon are registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Wilmington and Horizon do not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Wilmington and Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past 3 years, the Fund has not needed to liquidate any position as a result of a margin call.
The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
The returns for the nine months ending September 30, 2009 and 2008 were (6.96)% and 0.72%, respectively.
2009
Of the 2009 year-to-date decrease of 6.96%, approximately 1.48% was due to trading losses (before commissions) and approximately 5.56% due to brokerage fees, operating expenses and offering costs borne by the Fund offset by approximately 0.08% due to interest income. During the nine months ended September 30, 2009, the Fund accrued brokerage fees in the amount of $112,819,855 and paid brokerage fees in the amount of $116,382,724. No performance fees were accrued or paid during this period. An analysis of the 1.48% trading losses by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.70%

Stock Indices	(0.86)

Commodities	(0.87)

Interest Rates	(2.45)

(1.48)%

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

Contrary to investor fears, global stock market returns in 2009 have fueled improved risk appetite as economic data and corporate earnings support the rally for yet another month in July. The Fund’s trading performance was relatively flat, with positive results from long stock and short U.S. Dollar positions being offset by losses incurred from short interest rate positions. For the first half of 2009, many “trend-following” strategies struggled to curb losses and eked out small gains in a market environment that is in a classic “consolidation” (trendless and choppy) period. While risk appetite was generally strong in August, investors’ risk behavior was a bit random as fixed income initially sold off on better than expected payrolls data, but spent the rest of the month rallying. Bernanke’s nomination for a second term and continued “lower rates for longer” comments from Fed officials helped support treasury prices against the Fund’s general positioning across the curve. Smaller losses were recorded in currency trading as investors appeared unwilling to chase growth currencies higher, at the expense of the dollar, from already stretched levels. Gains were recorded in commodity markets as the Fund increased its exposure to this sector with the launch of more agile models providing more efficient holding period diversification. Trading in base and precious metals was a primary driver as the “risk on” trade prevailed on improving economic data. Equity indices trading yielded a marginal gain as positioning geographically and across model groups remains mixed.
During the month of September, the Fund’s technical and fundamental strategies both recorded healthy gains in the foreign exchange sector from short positions in the U.S. Dollar vs. most major currencies. Commodity-linked currencies were particularly profitable for the Fund, as both the Australian and New Zealand Dollars rose in value close to 5%. Technical and fundamental signals were also effective in the equity index sector, where the Fund benefited from primarily long positions across global stock indices. With the exception of Japan, global equities moved higher by 2 – 3% during the month on healthy M&A activity, as well as favorable signs of a manufacturing rebound and consumer spending renewal. Results were mixed in fixed income trading as gains earned from short-term rates were largely offset by losses on the long end of the curve. Commodities trading resulted in marginal losses overall, primarily due to short positions in natural gas. The price of natural gas rallied over 20% during the month as a result of significant short covering in the market despite record storage levels.
2008
Of the 2008 year-to-date increase of 0.72%, approximately 4.71% was due to trading gains (before commissions) and approximately 1.64% was due to interest income, offset by approximately 5.63% due to brokerage fees, operating expenses and offering costs borne by the Fund. During the nine months ended September 30, 2008, the Fund accrued brokerage fees in the amount of $170,103,319 and paid brokerage fees in the amount of $177,109,782. No performance fees were accrued or paid during this period. An analysis of the 4.71% trading gains by sector is as follows:

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

The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009 and December 31, 2008 and the trading gains/losses by market category for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.80%	2.70%
Stock Indices	0.40%	(0.86)%
Interest Rates	0.35%	(2.45)%
Commodities	0.33%	(0.87)%

Aggregate/Total	1.34%	(1.48)%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the nine months ended September 30, 2009, approximately 1.48% was due to trading losses (before commissions) and approximately 5.56% due to brokerage fees, operating expenses and offering costs borne by the Fund offset by approximately 0.08% due to interest income, giving a net return of (6.96)%.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.58)%
Interest Rates	0.30%	(4.62)%
Stock Indices	0.18%	8.58%
Commodities	0.05%	0.81%

Aggregate/Total	0.60%	4.19%

	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (1.53)%.

Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
     VaR is not necessarily representative of historic risk nor should it be used to predict the Fund’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Fund’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.
Non-Trading Risk
          The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash managers will use their best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.
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

          The following were the primary trading risk exposures of the Fund as of September 30, 2009, by market sector.
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
Agricultural
          The Fund’s agricultural exposure is to the fluctuations of the price of wheat, corn, coffee and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the primary non-trading risk exposures of the Fund as of September 30, 2009.
Foreign Currency Balances
          The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
          The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash managers, Wilmington and Horizon, have authority to make certain investments on behalf of the Fund. All securities purchased by the cash managers on behalf of the Fund will be held in the Fund’s custody accounts at the custodian. The cash managers will use their best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.
Treasury Bill Positions Held for Margin Purposes
          The Fund also has market exposure in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
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

Campbell & Company manages the risk of the Fund’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Fund’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 16, 2009	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2 – E-3

31.02	Certification by Chief Financial Officer	E-4 – E-5

32.01	Certification by Chief Executive Officer	E-6

32.02	Certification by Chief Financial Officer	E-7

E-1