Form 10-K
period 2009-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2010-03-31
CIK 910467

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2009

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

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Small Reporting Company ☐
(Do not check if a Smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The Registrant has no voting stock. As of December 31, 2009 there were 713,543.470 Units of General and Limited Partnership Interest issued and outstanding.
Total number of pages 59. Consecutive page numbers on which exhibits commence: 5.

ii

PART I

Item 1.	Business
Overview
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
     The general partner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures, forward and option markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.
     As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Fund trades..
          The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $6,410,000,000 through December 2009. The Unit selling price during the initial offering period, which lasted for approximately 90 days and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.
          Effective June 14, 2008, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis. On December 18, 2009, a registration statement was filed to reopen the Fund to existing investors. As of March 31, 2010, the registration is not yet effective.
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
     The CFTC has recently proposed the imposition of position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate these limits, if accepted, will affect the Fund’s ability to trade, but it is possible that they may in the future if either or both Fund’s assets increase dramatically.
     It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or effect of such restrictions on the trading adviors’s strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be detrimental to the Fund.
Operations
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
          The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal &

Energy Large Portfolio (“FME Large”). The FME Large Portfolio seeks exposure to financial markets, such as interest rates, foreign exchange and stock indices, as well as metals, energy products, soft commodities and other commodities. The FME Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The FME Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. As of December 2009, the percentage of component risk for each major sector was as follows: 50% to currencies, 20% to commodity products, 18% to stock indices and 12% to interest rates. The contracts traded by the Registrant will fluctuate from time to time.
          The Registrant may, in the future, experience increased competition for the futures and other contracts in which it trades. Campbell & Company will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Campbell & Company.
          During 2009, The Fund appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, and Horizon Cash Management L.L.C. as cash managers (the “Cash Managers”) under Non-Custody Investment Advisory Agreements dated July 8, 2009, to manage and control the liquid assets of the Fund. Both Cash Managers are registered as investment advisers with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Cash Managers specialize in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues.
     The Fund opened custodial accounts at The Northern Trust Company (the “Custodian”), and has granted the Cash Managers a limited power of attorney over such accounts. Such power of attorney gives the Cash Managers authority to make certain investments on behalf of the Funds provided such investments are consistent with the investment guidelines created by the trading advisor to both Funds. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Managers on behalf of the Fund or other liquid funds of the Fund will be held in its custody accounts at the custodian. The Cash Managers will have no beneficial or other interest in the securities and cash in such custody accounts.
Charges
          The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Brokerage Fee	The Fund will pay Campbell & Company a brokerage fee of up to 8% of the Fund’s month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees), irrespective of profitability, of which up to 1% is paid to the futures brokers and over-the-counter counterparties and 4% is paid to the selling agents. Campbell & Company retains the remaining 3%.

Campbell & Company	Performance Fee	Campbell & Company will be paid a quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Fund’s net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

Campbell & Company	Offering Costs	Campbell & Company pays the Fund’s offering costs and is subsequently reimbursed by the Fund. Reimbursement of the Fund’s offering costs are limited to exceed 2.5% of the aggregate subscriptions accepted by Campbell & Company.

Cash Managers and Custodian Fees	Cash Management and Custody fees	Cash management and custodial fees for the Fund’s non-margin assets is estimated at 0.10% per annum based on the percentage of assets under management by the cash managers.

Other Information
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
The Fund is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net asset value. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
Changes In Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Fund to Liquidate Positions at Disadvantageous Prices
     The Fund may utilize and may depend on the availability of credit in order to trade their portfolios. There can be no assurance that the Fund will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Fund can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Fund to liquidate all or part of their portfolios at disadvantageous prices. In recent months, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.

Your Investment Could be Illiquid
     Futures, forward and option positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Fund from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Fund may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again from 2007—2009 (it appears at this time that the 2007-2009 liquidity crisis has eased, however the potential of future liquidity issues continues to be a concern) there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. Campbell & Company was not forced to liquidate positions during the 1994, 1998 or 2007—2009 liquidity crises. However, it is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Fund from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Fund. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.
     Also, there is no secondary market for the Units and none is expected to develop. While the Units have redemption rights, there are restrictions, and possible fees assessed. For example, redemptions from the Fund can occur only at the end of a month. If a large number of redemption requests were to be received at one time for the Fund, the Fund might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Fund and consequently your investment.
     Transfers of interest in the Units are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Fund.
Forward and Option Transactions are Over-the-Counter, are Not Regulated and are Subject to Credit Risk
     The Fund trades forward and option contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward and option contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided. Also, the Fund faces the risk of non-performance by its counterparties to forward and option contracts and such non-performance may cause some or all of its gains to remain unrealized.
     The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of the Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits, if any. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers that Campbell & Company believes to be creditworthy.

Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Fund to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium as well as any commissions and fees) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
An Investment in the Fund May Not Diversify an Overall Portfolio
     Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures, forward and option contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures, forward and option markets are fundamentally different from the securities markets in that for every gain made in a futures, forward or option transaction, the opposing side of that transaction will have an equal and off-setting loss. If the Fund does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Fund may have no gains to offset your losses from other investments.
The Current Markets are Subject to Market Disruptions and Governmental Intervention That May Be a Detriment to Your Investment
     The global financial markets are currently undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has, in certain cases, been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as to previously successful investment strategies. Confusion and uncertainty have also resulted from the apparent inconsistency which has characterized recent governmental actions. For example, while the Federal Reserve assisted or otherwise intervened with respect to certain distressed financial institutions, it refused to do so for others. Such inconsistency has caused both severe losses for a number of market participants, who assumed either no intervention or intervention consistent with past precedent, and contributed to the general uncertainty and resulting illiquidity of the markets.
     The U.S. “bailout” of financial institutions is the largest governmental intervention in the history of the U.S. financial markets. Moreover, the form of the “bailout” continues to shift as the impact of the current financial crisis is further analyzed. For example, the Troubled Asset Relief Program was initially designed to purchase illiquid mortgage-backed securities. Funds were then used to inject capital directly into certain consumer-oriented financial companies. In further response to this crisis, the U.S. government enacted the Emergency Economic Stabilization Act (the “EESA”), the largest governmental intervention in the history of the U.S. financial markets. In connection with the EESA, it seems highly likely that the U.S. Congress will require that new market restrictions be applied to the U.S. financial markets, restrictions which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Fund. Regulations in other jurisdictions also appear likely to take similar action.

     The CFTC has recently proposed the imposition of position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate these limits, if accepted, will affect the Fund’s ability to trade, but it is possible that they may in the future if either or both Fund’s assets increase dramatically.
     It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or effect of such restrictions on the trading manager’s strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be detrimental to the Fund.
The Fund is a Party to Financial Instruments With Elements of Off-Balance Sheet Risk, Which Causes the Fund to Lose All of Its Assets
     The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and options contracts and are therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, Inc., the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.
Trading Risks
There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data
     The trading systems used by Campbell & Company for the Fund is primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures, forward or option prices. Such price movements may not develop; there have been periods in the past without such price movements.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the third quarter of 2009, this estimate had risen to approximately $212.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategies if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
Limits Imposed by Futures Exchanges or Other Regulatory Organizations, Such As Speculative Position Limits and Daily Price Fluctuation Limits, May Alter Trading Decisions for the Fund
     The CFTC and U.S. futures exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures and option on futures contracts. Most U.S. futures exchanges also have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. All accounts controlled by Campbell & Company are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of Campbell & Company’s trading decisions for the Fund or force the liquidation of certain futures or options on futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.
Increase in Assets Under Management May Make Profitable Trading More Difficult
     Campbell & Company has not agreed to limit the amount of additional equity which it may manage. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Financial, Metal & Energy Large, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts may exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners in the Fund, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.
Investors Will Not be Able to View the Funds’ Holdings on a Daily Basis, Which May Result in Unanticipated Losses
     Campbell & Company makes the Fund’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures brokers and over-the-counter counterparties, the Fund’s trading results are reported to limited partners monthly. Accordingly, an investment in the Fund does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. As a result, you may suffer unanticipated losses due to the Fund’s holdings.
Tax Risks
Investors are Taxed Based on Their Share of the Fund’s Profits
     Investors are taxed each year on their share of the Fund’s profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from the Fund. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
Tax Could be Due from Investors on Their Share of the Fund’s Ordinary Income Despite Overall Losses
     Investors may be required to pay tax on their allocable share of the Fund’s ordinary income, which in the case of the Fund is the Fund’s interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Fund incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

There Could be a Limit on the Deductibility of Brokerage and Performance Fees
     Although the Fund treats the brokerage fees and performance fees paid to Campbell & Company and other expenses of the Fund as ordinary and necessary business expenses, upon an IRS audit the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the limited partner’s share of expenses were deemed to be investment advisory fees, a limited partner’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the brokerage fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the brokerage fees were so treated, a limited partner’s tax liability would likely increase.
Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward and option trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of the Fund’s forward and option contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward and option transactions. Such spreads can at times be significant. In addition, while currently not contemplated, each Limited Partnership Agreement allows for changes to be made to the brokerage fee and performance fee upon sixty days’ notice to the limited partners.
The Fund’s Service Providers Could Fail, Which May Result in Losses to the Fund
     The institutions, including but not limited to, the futures brokers, over-the-counter counterparties, the cash managers and the custodian, with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. The futures brokers are generally required by U.S. law to segregate all funds received from such brokers’ customers from such brokers’ proprietary assets. If the futures brokers do not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures brokers. Furthermore, in the event of the futures brokers’ bankruptcy, the Fund could lose the entire amount, or be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures brokers’ combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures brokers as margin) was held by the futures brokers. Furthermore, dealers in forward and option contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures brokers have been the subject of regulatory and private causes of action.
     The recent events surrounding the bankruptcies or similar proceedings with respect to various parties have demonstrated the risk that assets that traders such as the Fund believed were custodial under statutory and regulatory protections could be subject to various risks, and apparently significant losses incurred by many hedge funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings and its affiliates illustrate the risks incurred in other derivatives trading and brokerage arrangements. Although Campbell & Company had no assets held at Lehman Brothers or its affiliates at the time of its bankruptcy, and accounts held by Campbell & Company suffered no losses as a result of the Lehman Brothers bankruptcy, there is no guarantee that Campbell & Company traded assets would be immune from such losses if a similar scenario were to occur in the future.

Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Fund in Deciding Whether to Buy Units
     The future performance of the Fund is not predictable, and no assurance can be given that the Fund will perform successfully in the future in as much as past performance is not necessarily indicative of future results. Additionally, the markets in which the Fund operates have been severely disrupted over the past year or more, so results observed in earlier periods may have little relevance to the results observable in the current environment.
Conflicts of Interest Exist in the Structure and Operation of the Fund
     Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Fund are treated equitably with other Campbell & Company clients.
     Campbell & Company has a conflict of interest because it acts as the general partner and sole trading advisor for the Fund.
     Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees on the Strategic Allocation Fund consist of a (i) brokerage fee of up to 8% of the Strategic Allocation Fund’s month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees) (of which 3% is retained by Campbell & Company) and (ii) quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Strategic Allocation Fund’s net asset value per Unit, if any, excluding interest income and redemptions and as adjusted for subscriptions and redemptions. Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made.
     Subject to the limit on selling agent compensation, selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.
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
The Fund Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Fund
     The incapacity of Campbell & Company’s principals could have a material and adverse effect on Campbell & Company’s ability to discharge its obligations under the advisory agreement. However, there are no individual principals at Campbell & Company whose absence would result in a material and adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.
The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disrupting Your Investment Portfolio Allocation
     As general partner of the Fund, Campbell & Company may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures brokers were revoked or suspended, such entity would no longer be able to provide services to the Fund.

The Fund Is Not A Regulated Investment Company and Therefore Is Subject to Different Protections Than a Regulated Investment Company
     Although the Fund and Campbell & Company are subject to regulation by the CFTC, the Fund is an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment adviser under the Investment Advisers Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.
Forwards, Options, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Fund Will Not Receive the Same Protections on These Transactions
     The Fund trades foreign exchange contracts and options in the interbank market. In the future, the Fund may also trade swaps, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Fund will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.
The Fund is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.
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
Transfers Could be Restricted
     You may transfer or assign your Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund.

A Single-Advisor Fund May Be More Volatile Than a Multi-Advisor Fund
     The Fund is a single-advisor managed futures funds. You should understand that many managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As single-advisor managed futures funds, the Fund may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors.
The Performance Fee Could be an Incentive to Make Riskier Investments
     Campbell & Company employs speculative strategies for the Fund, and receives performance fees based on the trading profits earned by it for the Fund. Campbell & Company would not agree to manage the Fund’s accounts in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Fund’s assets were managed by a trading advisor that did not require performance-based compensation.
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
Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Fund
     Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Fund to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.
Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade
     Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Fund or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Fund to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause the Fund to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause the Fund to reverse such action or inaction, all of which may ultimately be to the detriment of the Fund.

Item 1B.	Unresolved Staff Comments
          None.

Item 2.	Properties
          The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and other fixed income securities.

Item 3.	Legal Proceedings
          Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
          Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2009, there were 28,672 Partners in the Registrant and 713,543.470 Units of General and Limited Partnership Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Total Assets	$1,858,856	$2,541,717	$3,999,585	$5,777,987	$5,233,064
Total Partners’ Capital	1,708,492	2,455,894	3,803,392	5,654,540	5,175,699
Total Net Trading Gain (Loss) (includes brokerage commissions)	(56,051)	139,135	(620,158)	348,176	611,580
Net Income (Loss)	(199,877)	(24,940)	(739,180)	211,997	424,794
Net Income (Loss) Per General and Limited Partner Unit *	(240.77)	(21.87)	(440.33)	113.86	272.37
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(235.52)	(40.75)	(458.41)	121.64	261.69
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2009 and 2008.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2009	2009	2009
Total Net Trading Gain (Loss) (includes brokerage commissions)	$8,220	$(137,234)	$79,151	$(6,188)
Net Income (Loss)	(34,226)	(174,076)	46,059	(37,634)
Net Income (Loss) per General and Limited Partner Unit *	(37.40)	(203.11)	57.43	(50.42)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(39.68)	(202.41)	58.93	(52.36)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,590.22	2,387.81	2,446.74	2,394.38

*	- Based on weighted average number of units outstanding during the period.

	1 stQtr.	2 ndQtr.	3 rdQtr.	4 thQtr.
	2008	2008	2008	2008
Total Net Trading Gain (Loss) (includes brokerage commissions)	$64,968	$173,742	$(85,127)	$(14,448)
Net Income (Loss)	27,628	130,870	(124,310)	(59,128)
Net Income (Loss) per General and Limited Partner Unit *	20.41	111.53	(118.24)	(60.14)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	19.54	119.12	(119.34)	(60.07)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,690.19	2,809.31	2,689.97	2,629.90

*	- Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The entire offering proceeds, without deductions, were credited to the Fund’s bank, brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures, forward and option contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.
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
     The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Fund’s assets and is invested, directly by Wilmington Trust Investment Management LLC (“Wilmington”) and Horizon Cash Management LLC (“Horizon”). Wilmington and Horizon are registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Wilmington and Horizon do not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Wilmington and Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
     The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past 3 years, the Strategic Allocation Fund has not needed to liquidate any position as a result of a margin call.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
          The Fund invests in futures, option and forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations
          The returns for the years ended December 31, 2009, 2008, and 2007 were (8.96)%, (1.53)%, and (14.65)%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2009, 2008 and 2007, the Fund accrued brokerage fees in the amount of $144,756,816, $215,712,348 and $348,527,101, respectively, and paid brokerage fees in the amounts of $149,311,800, $224,173,238; and $358,887,478, respectively. No performance fees were accrued or paid during the years ended December 31, 2009, 2008 and 2007.
2009
          Of the (8.96)% return for the year ended December 31, 2009, approximately 1.66% was due to trading losses (before commissions) and approximately 0.14% due to interest income offset by approximately 7.44% due to brokerage fees, operating costs and offering costs borne by the Fund. An analysis of the 1.66% trading loss by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.70%

Commodities	(0.24)

Stock Indices	(0.46)

Interest Rates	(4.66)

(1.66)%

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
          During the month of September, the Fund’s technical and fundamental strategies both recorded healthy gains in the foreign exchange sector from short positions in the U.S. Dollar vs. most major currencies. Commodity-linked currencies were particularly profitable for the Fund, as both the Australian and New Zealand Dollars rose in value close to 5%. Technical and fundamental signals were also effective in the equity index sector, where the Fund benefited from primarily long positions across global stock indices. With the exception of Japan, global equities moved higher by 2 — 3% during the month on healthy M&A activity, as well as favorable signs of a manufacturing rebound and consumer spending renewal. Results were mixed in fixed income trading as gains earned from short-term rates were largely offset by losses on the long end of the curve. Commodities trading resulted in marginal losses overall, primarily due to short positions in natural gas. The price of natural gas rallied over 20% during the month as a result of significant short covering in the market despite record storage levels.
          The risk pendulum continued to swing between “risk on” and “risk off” during the month of October, culminating in “risk off” at month-end and impacting all sectors of the portfolio. As global equity markets fell, commodities fell in tandem and the U.S. Dollar rallied along with fixed income in a thematic trade tied to central bank activity. While the Fund’s risk exposure to equity indices was relatively low, our net long position yielded the largest sector loss during the month. The perseverance of the “risk off” trade at month-end resulted in modest losses in foreign exchange, modest gains in commodities.
          November saw strong trends generate a return of 3.03%, with solid gains in interest rates, foreign exchange, and commodities. Weaker than expected new home sales to start the month, the Federal Open Market Committee’s retention of “extended period” language at mid-month, and a flight to quality at month-end fueled by fears over Dubai debt pushed bond prices higher throughout the month. Thus, trading in fixed income contributed to strong gains from both the short and long end of the curve; foreign exchange trading profited from a continued downward trend of the U.S. Dollar; and commodity trading benefitted from gains in precious metals.
          In December, the markets saw a rapid reversal in fixed income and the U.S. Dollar. Inflationary fears subsided as better than expected U.S. economic data fueled equity prices higher and bond prices lower. While market participants seemed to be trading at reduced risk levels, price trends were inconsistent leading into the holiday break, causing losses for many systematic managers, including Campbell. Sharp losses in fixed income trading and modest losses in foreign exchange outweighed solid gains in cash equities and equity indices trading, resulting in a net loss for the month.
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
          Market movements result in frequent changes in the fair value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.
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
The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2009, 2008 and 2007 and the trading gains/losses by market category for the years then ended.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.70%
Interest Rates	0.68%	(4.66)%
Stock Indices	0.45%	(0.46)%
Commodities	0.41%	(0.24)%

Aggregate/Total	1.62%	(1.66)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2009, approximately 1.66% was due to trading losses (before commissions) and approximately 0.14% due to interest income offset by approximately 7.44% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (8.96)%.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.58)%
Interest Rates	0.30%	(4.62)%
Stock Indices	0.18%	8.58%
Commodities	0.05%	0.81%

Aggregate/Total	0.60%	4.19%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (1.53)%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	(7.62)%
Stock Indices	0.51%	(2.61)%
Interest Rates	0.42%	0.80%
Commodities	0.22%	(2.46)%

Aggregate/Total	1.72%	(11.89)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007, approximately 11.89% was due to trading losses (before commissions) and approximately 7.46% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 4.70% due to interest income giving a net return of (14.65)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Fund as of December 31, 2009, by market sector.
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
Interest Rates
          Interest rate risk can be a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future. Changes in the interest rate environment will have the most impact on longer dated fixed income positions, at points of time throughout the year the majority of the speculative positions held by the Fund may be held in medium to long-term fixed income positions.
Stock Indices
          The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Taiwan and Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.
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
          The following were the non-trading risk exposures of the Fund as of December 31, 2009.
Foreign Currency Balances
          The Fund’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
          The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash managers, Wilmington and Horizon, have authority to make certain investments on behalf of the Fund All securities purchased by the cash managers on behalf of the Fund will be held in the Fund’s custody accounts at the custodian. The cash managers will use their best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.

Treasury Bill Positions for Margin Purposes
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
Item 8. Financial Statements and Supplementary Data
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 38 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.
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
Item 9A(T). Controls and Procedures
Management’s Annual Report on Internal Control over Financial Reporting
Campbell & Company, Inc. (“CCI”), the general partner of the Fund is responsible for the management of the partnership. Management of CCI (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting was effective.
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
Item 9B. Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2009.

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
          Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Investment Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., a private investment management firm, and its affiliates, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective April 15, 2003, April 15, 2003 and April 1, 2003, respectively. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively. On March 12, 2010, by mutual agreement, Chief Investment Officer Kevin Heerdt left Campbell & Company to pursue other interests. Going forward, management of the research and investment process at Campbell will be conducted by an Investment Committee chaired by Campbell’s Vice Chairman Bruce Cleland. Other members of the Investment Committee will be Research Director, Xiaohua Hu, PhD, and Chief Operating Officer Will Andrews.
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
Audit Committee Financial Expert
The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Fund, has determined that Gregory T. Donovan qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.
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
Item 11. Executive Compensation
          The Registrant is managed by its general partner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 7% of the Registrant’s month-end Net Assets per year. From such 7% Brokerage Fee, Campbell & Company remits 4% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Campbell & Company retains the remaining 3% as management fees (2% for providing advisory fees and 1% for acting as general partner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income. The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”). In determining the fees in this paragraph, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2009, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2009, Campbell & Company owned 6,637.982 Units of General Partnership Interest having a value of $15,893,851. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

	Name of Beneficial	Amount and Nature of
Title of Class	Owner	Beneficial Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, Inc.	6,637.982 Units	0.93% of Units outstanding
Item 13. Certain Relationships and Related Transactions, and Director Independence
          See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services
           The principal accountant for the year ended December 31, 2009 and 2008 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2009 and 2008 were $121,500 and $117,500, respectively.

(b)	Audit Related Fees

The aggregate fees billed for professional services rendered by the principal accountant in connection with Sarbanes Oxley compliance for the years ended December 31, 2009 and 2008 were $16,900 and $0, repectively.

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

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. By: CAMPBELL & COMPANY, INC. General Partner
By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Office and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., General Partner of the Registrant, indicated on March 31, 2010.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland
Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks
Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan
Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.
ANNUAL REPORT
December 31, 2009

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2009 and 2008, the results of its operations, cash flows, changes in its partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 26, 2010

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2009
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $65,590,000)	$65,689,065	3.84%

	Commercial Paper
	Germany
	Materials (cost $17,252,376)	$17,259,598	1.01%

	Netherlands
	Consumer Discretionary (cost $23,481,034)	$23,481,191	1.37%

	United States
	Consumer Discretionary	$143,576,225	8.40%
	Consumer Staples	$80,742,190	4.73%
	Energy	$72,767,525	4.26%
	Financials	$231,111,026	13.53%
	Industrials	$79,892,248	4.68%
	Municipal	$169,945,539	9.95%
	Telecommunications	$4,409,848	0.26%
	Utilities	$29,998,000	1.76%

	Total United States (cost $812,299,397)	$812,442,601	47.57%

	Total Commercial Paper (cost $853,032,807)	$853,183,390	49.95%

	Corporate Bonds
	United States
	Financials (cost $106,198,611)	$106,210,199	6.22%

	Government And Agency Obligations
	United States
	U.S. Government Agency	$311,649,912	18.24%
	U.S. Treasury Bills
$30,000,000	U.S. Treasury Bills Due 01/14/2010 *	$29,999,973	1.76%
$100,000,000	U.S. Treasury Bills Due 01/28/2010 *	$99,998,667	5.85%
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2009

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
$37,000,000	U.S. Treasury Bills Due 03/25/2010 *	$36,994,882	2.17%
$100,000,000	U.S. Treasury Bills Due 04/01/2010 *	$99,988,750	5.85%

	Total United States (cost $579,049,811)	$578,632,184	33.87%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $2,531,880)	$2,531,880	0.15%

	Total Fixed Income Securities (cost $1,606,403,109)	$1,606,246,718	94.03%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(59,783)	0.00%
Energy	$798,745	0.05%
Metals	$4,011,004	0.23%
Stock indices	$12,654,145	0.74%
Short-term interest rates	$(5,342,338)	(0.31)%
Long-term interest rates	$(14,825,155)	(0.87)%

Total long futures contracts	$(2,763,382)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$50,561	0.00%
Metals	$(2,581,534)	(0.15)%
Long-term interest rates	$717,238	0.04%

Total short futures contracts	$(1,813,735)	(0.11)%

Total futures contracts	$(4,577,117)	(0.27)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(64,092,290)	(3.75)%
Various short forward currency contracts	$49,010,012	2.87%

Total forward currency contracts	$(15,082,278)	(0.88)%

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2009
PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $4,023,342)	$4,062,722	0.24%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $1,254,708)	$(1,094,738)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Financial Conditions
December 31, 2009 And 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$224,803,378	$1,278,536,649
Restricted cash	0	41,411,655
Fixed income securities (cost $199,987,417 and $1,099,934,669, respectively)	199,987,417	1,099,934,669
Net unrealized gain (loss) on open futures contracts	(4,577,117)	206,159

Total equity in broker trading accounts	420,213,678	2,420,089,132

Cash and cash equivalents	41,337,614	30,721,976
Restricted cash deposits with forwards broker	0	42,515,724
Fixed income securities (cost $1,406,415,692 and $37,000,000, respectively)	1,406,259,301	37,000,000
Options purchased, at fair value (premiums paid — $4,023,342 and $969,001, respectively)	4,062,722	519,315
Net unrealized gain (loss) on open forward currency contracts	(15,082,278)	10,828,848
Interest receivable	2,064,955	41,698

Total assets	$1,858,855,992	$2,541,716,693

LIABILITIES
Accounts payable	$642,518	$668,492
Brokerage fee	10,246,641	14,801,625
Options written, at fair value (premiums received — $1,254,708 and $3,537,352, respectively)	1,094,738	3,202,653
Payable for securities purchased	99,998,667	0
Accrued commissions and other trading fees on open contracts	206,347	114,176
Offering costs payable	346,751	309,964
Redemptions payable	37,828,712	66,725,891

Total liabilities	150,364,374	85,822,801

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 6,637.982 and 10,367.982 redeemable units outstanding at December 31, 2009 and December 31, 2008	15,893,851	27,266,756
Limited Partners — 706,905.488 and 923,465.791 redeemable units outstanding at December 31, 2009 and December 31, 2008	1,692,597,767	2,428,627,136

Total partners’ capital (Net Asset Value)	1,708,491,618	2,455,893,892

Total liabilities and partners’ capital (Net Asset Value)	$1,858,855,992	$2,541,716,693

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Operations
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(112,411,933)	$179,004,073	$(90,020,404)
Change in unrealized	(4,783,274)	(25,817,098)	(122,751,393)
Brokerage commissions	(2,454,792)	(3,568,175)	(7,474,048)

Net gain (loss) from futures trading	(119,649,999)	149,618,800	(220,245,845)

Forward currency and options on forward currency trading gains (losses)
Realized	89,537,760	(108,527,108)	(116,066,270)
Change in unrealized	(25,596,790)	98,446,709	(280,170,992)
Brokerage commissions	(342,095)	(403,740)	(3,674,992)

Net gain (loss) from forward currency and options on forward currency trading	63,598,875	(10,484,139)	(399,912,254)

Total net trading gain (loss)	(56,051,124)	139,134,661	(620,158,099)

NET INVESTMENT INCOME (LOSS)
Income
Investment income	3,038,024	53,353,643	231,682,261
Realized gain (loss) on fixed income securities	(27,242)	0	0
Change in unrealized gain (loss) on fixed income securities	(156,391)	0	0

Total investment income	2,854,391	53,353,643	231,682,261

Expenses
Brokerage fee	144,756,816	215,712,348	348,527,101
Operating expenses	1,923,333	1,715,745	2,177,186

Total expenses	146,680,149	217,428,093	350,704,287

Net investment income (loss)	(143,825,758)	(164,074,450)	(119,022,026)

NET INCOME (LOSS)	$(199,876,882)	$(24,939,789)	$(739,180,125)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the year)	$(240.77)	$(21.87)	$(440.33)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(235.52)	$(40.75)	$(458.41)

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Cash Flows
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$(199,876,882)	$(24,939,789)	$(739,180,125)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	30,536,455	(72,629,611)	402,922,385
(Increase) decrease in restricted cash	83,927,379	(83,927,379)	64,472,902
(Increase) decrease in option premiums paid	(3,054,341)	7,018,555	(3,996,452)
Increase (decrease) in option premiums received	(2,282,644)	(947,652)	2,165,305
Increase (decrease) in payable for securities purchased	99,998,667	0	0
(Increase) decrease in interest receivable	(2,023,257)	1,054,378	5,249,167
Increase (decrease) in accounts payable and accrued expenses	(4,488,787)	(9,173,661)	(11,714,926)
Net maturities (purchases) of investments in fixed income securities	(469,468,439)	2,401,398,318	116,703,926

Net cash from (for) operating activities	(466,731,849)	2,217,853,159	(163,377,818)

Cash flows from (for) financing activities
Addition of units	0	38,172,639	86,659,011
Redemption of units	(573,627,818)	(1,457,812,994)	(1,108,096,252)
Offering costs paid	(2,757,966)	(5,142,749)	(6,074,654)

Net cash from (for) financing activities	(576,385,784)	(1,424,783,104)	(1,027,511,895)

Net increase (decrease) in cash and cash equivalents	(1,043,117,633)	793,070,055	(1,190,889,713)

Cash and cash equivalents
Beginning of year	1,309,258,625	516,188,570	1,707,078,283

End of year	$266,140,992	$1,309,258,625	$516,188,570

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$224,803,378	$1,278,536,649	$274,531,263
Cash and cash equivalents	41,337,614	30,721,976	241,657,307

Total end of year cash and cash equivalents	$266,140,992	$1,309,258,625	$516,188,570

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
For The Years Ended December 31, 2009, 2008 And 2007

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2006	19,222.982	$60,149,864	1,787,882.705	$5,594,390,302	1,807,105.687	$5,654,540,166

Net income (loss) for the year ended December 31, 2007		(8,740,910)		(730,439,215)		(739,180,125)
Additions	5.000	13,617	29,737.090	86,729,507	29,742.090	86,743,124
Redemptions	0.000	0	(412,704.833)	(1,192,493,381)	(412,704.833)	(1,192,493,381)
Offering costs		(71,361)		(6,146,858)		(6,218,219)

Balances at December 31, 2007	19,227.982	51,351,210	1,404,914.962	3,752,040,355	1,424,142.944	3,803,391,565

Net income (loss) for the year ended December 31, 2008		(239,626)		(24,700,163)		(24,939,789)
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(8,860.000)	(23,787,863)	(495,547.486)	(1,332,065,532)	(504,407.486)	(1,355,853,395)
Offering costs		(56,965)		(4,736,050)		(4,793,015)

Balances at December 31, 2008	10,367.982	27,266,756	923,465.791	2,428,627,136	933,833.773	2,455,893,892

Net income (loss) for the year ended December 31, 2009		(2,437,542)		(197,439,340)		(199,876,882)
Redemptions	(3,730.000)	(8,906,531)	(216,560.303)	(535,824,108)	(220,290.303)	(544,730,639)
Offering costs		(28,832)		(2,765,921)		(2,794,753)

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net Asset Value per General and Limited Partner Unit
December 31, 2009	December 31, 2008	December 31, 2007
$2,394.38	$2,629.90	$2,670.65

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Financial Highlights
For The Years Ended December 31, 2009, 2008 And 2007
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	2009	2008	2007
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,629.90	$2,670.65	$3,129.06

Income (loss) from operations:
Total net trading gains (losses) (1)	(58.90)	107.33	(383.81)
Net investment income (loss) (1)	(173.25)	(143.88)	(70.90)

Total net income (loss) from operations	(232.15)	(36.55)	(454.71)

Offering costs (1)	(3.37)	(4.20)	(3.70)

Net asset value per unit at end of year	$2,394.38	$2,629.90	$2,670.65

Total Return	(8.96)%	(1.53)%	(14.65)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.16%	7.19%	7.11%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.16%	7.19%	7.11%

Net investment income (loss) (2)	(7.02)%	(5.43)%	(2.41)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective June 14, 2008, units in the Fund were no longer offered for sale. For existing investors in the Fund, business is conducted as usual. There was no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis.

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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2009, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2009 and December 31, 2008.

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,606,246,718	$0	$1,606,246,718
Other Financial Instruments
Exchange-traded futures contracts	(4,577,117)	0	0	(4,577,117)
Forward currency contracts	0	(15,082,278)	0	(15,082,278)
Options purchased	0	4,062,722	0	4,062,722
Options written	0	(1,094,738)	0	(1,094,738)

Total	$(4,577,117)	$1,594,132,424	$0	$1,589,555,307

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009

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

The Fund prepares calendar year U.S. federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, Income Taxes (formerly FASB No. 48, “Accounting for Uncertainty in Income Taxes”) to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2009, and December 31, 2008, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $346,751 and $309,964, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $529,166 and $926,519, respectively.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
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

H.	Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The impact of this guidance on the Fund’s financial statements and disclosures, if any, is currently being assessed.
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

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund’s aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance fees (“the fees”), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund’s bank, broker or cash management accounts.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
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

The Fund opened custodial accounts at The Northern Trust Company (the custodian) and has granted the cash managers authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash managers on behalf of the Fund will be held in the Fund’s custody accounts at the custodian. The cash managers will have no beneficial or other interest in the securities and cash in such custody accounts. The cash managers began trading on behalf of the Fund in August 2009.
Note 4.	DEPOSITS WITH BROKERS
The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.
Note 5.	OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2009, 2008 and 2007.
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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the years ended December 31, 2009 and 2008, Campbell & Company received redemption fees of $11,966 and $192,892 respectively.
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

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated Funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2009 and December 31, 2008 was $266,982,272 and $1,136,934,669, respectively, which equals 16% and 46% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2009 and December 31, 2008 was $41,140,268 and $73,104,593, respectively, which equals 2% and 3% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbank market maker at December 31, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $83,927,379 respectively, which equals 0% and 3% of Net Asset Value respectively.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$25,016,239	$14,648,019	$68,424,483	$64,296,837
Gross unrealized losses	(29,593,356)	(14,441,860)	(83,307,411)	(53,582,976)

Net unrealized gain (loss)	$(4,577,117)	$206,159	$(14,882,928)	$10,713,861

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
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

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$616,716	$(625,938)	$(9,222)
Energy Contracts	Equity in broker trading accounts	999,217	(200,472)	798,745
Metal Contracts	Equity in broker trading accounts	7,483,987	(6,054,517)	1,429,470
Stock Indices Contracts	Equity in broker trading accounts	13,693,321	(1,039,176)	12,654,145
Short-Term Interest Rate Contracts	Equity in broker trading accounts	276,225	(5,618,563)	(5,342,338)
Long Term Interest Rate Contracts	Equity in broker trading accounts	1,946,773	(16,054,690)	(14,107,917)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	66,727,508	(81,809,786)	(15,082,278)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	4,062,722	0	4,062,722
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,094,738)	(1,094,738)

Totals		$95,806,469	$(112,497,880)	$(16,691,411)

*	Derivatives not designated as hedging instruments under ASC 815

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2009
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the year ended December 31, 2009 is as follows:

Trading Revenue for
the Year Ended
Type of Instrument	December 31, 2009
Agricultural Contracts	$(6,276,313)
Energy Contracts	(25,247,449)
Metal Contracts	23,508,827
Stock Indices Contracts	(18,689,689)
Short-Term Interest Rate Contracts	(12,593,188)
Long Term Interest Rate Contracts	(78,495,735)
Forward Currency Contracts	36,462,662
Purchased Options on Forward Currency Contracts	(41,245,310)
Written Options on Forward Currency Contracts	68,723,618

Total	$(53,852,577)

Trading Revenue for
the Year Ended
Line Item in the Statement of Operations	December 31, 2009
Futures trading gains (losses):
Realized	$(113,010,273)
Change in unrealized	(4,783,274)
Forward currency and options on forward currency trading gains (losses):
Realized	89,537,760
Change in unrealized	(25,596,790)

Total	$(53,852,577)

For the year ended December 31, 2009, the monthly average of futures contracts bought and sold was approximately 85,200, and the monthly average of notional value of forward currency and options on forward currency contracts was $10,284,500,000.

Open contracts generally mature within three months; as of December 31, 2009, the latest maturity date for open futures contracts is March 2011, the latest maturity date for open forward currency contracts is March 2010, and the latest expiry date for options on forward currency contracts is January 2010. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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
December 31, 2009
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
Note 9.	SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were issued. Other than the following, there are no subsequent events to disclose or record. On December 18, 2009, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. As of March 26, 2010, the registration is not yet effective.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E- 1