Form 10-Q
period 2010-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2010-05-17
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Australia
	Financials (cost $32,000,000)	$31,996,160	2.11%

	Canada
	Financials (cost $32,000,000)	$32,010,240	2.11%

	Netherlands
	Financials (cost $33,301,714)	$33,300,000	2.19%

	United States
	Financials (cost $33,340,000)	$33,397,678	2.20%

	Total Bank Deposits (cost $130,641,714)	$130,704,078	8.61%

	Commercial Paper
	United States
	Consumer Discretionary	$91,937,375	6.06%
	Consumer Staples	$93,957,560	6.19%
	Financials	$103,405,298	6.81%
	Industrials	$37,529,643	2.47%
	Materials	$49,431,615	3.26%
	Municipal	$152,548,403	10.05%
	Utilities	$90,134,303	5.94%

	Total United States (cost $618,853,200)	$618,944,197	40.78%

	Corporate Bonds
	United States
	Consumer Discretionary	$1,997,060	0.13%
	Financials	$134,928,584	8.89%

	Total United States (cost $136,857,634)	$136,925,644	9.02%

	Government And Agency Obligations
	United States
	U.S. Government Agency
$30,000,000	Federal Home Loan Bank 0.70% Due 04/18/2011	$30,028,200	1.98%
$44,320,000	Federal Home Loan Bank 1.00% Due 02/28/2011	$44,371,854	2.92%
$8,810,000	Federal Home Loan Bank 1.00% Due 12/22/2011	$8,771,500	0.58%
$20,060,000	Federal Home Loan Bank Step Up Due 02/24/2012	$20,053,781	1.32%
$30,166,000	Federal National Mortgage Association, 6.25% Due 02/01/2011	$31,622,414	2.08%
$20,000,000	Federal National Mortgage Association, Discount Note Due 09/20/2010	$19,977,060	1.32%
$31,000,000	Federal National Mortgage Association, Variable Rate 0.35% Due 05/27/2011	$31,005,270	2.04%
	US Government Agency	$89,680,612	5.91%
$75,000,000	U.S. Treasury Bills * Due 04/15/2010	$74,996,354	4.94%
$42,000,000	U.S. Treasury Bills * Due 04/22/2010	$41,997,305	2.77%
$40,000,000	U.S. Treasury Bills * Due 04/08/2010	$39,999,144	2.63%
$75,000,000	U.S. Treasury Bills * Due 04/01/2010	$75,000,000	4.94%

	Total United States (cost $507,426,141)	$507,503,494	33.43%

	Short Term Investment Funds United States
	Short Term Investment Funds (cost $1,164)	$1,164	0.00%

	Total Fixed Income Securities (cost $1,393,779,853)	$1,394,078,577	91.84%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$60,063	0.00%
Energy	$5,685,230	0.37%
Metals	$12,423,477	0.82%
Stock indices	$12,456,244	0.82%
Short-term interest rates	$4,342,060	0.29%
Long-term interest rates	$(4,604,454)	(0.30)%

Total long futures contracts	$30,362,620	2.00%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$2,921,528	0.19%
Energy	$809,010	0.05%
Metals	$(4,233,585)	(0.28)%
Stock indices	$(163,694)	(0.01)%
Short-term interest rates	$353,759	0.02%
Long-term interest rates	$2,856,897	0.19%

Total short futures contracts	$2,543,915	0.16%

Total futures contracts	$32,906,535	2.16%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$4,889,774	0.32%
Various short forward currency contracts	$(2,810,753)	(0.19)%

Total forward currency contracts	$2,079,021	0.13%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $3,223,281)	$2,774,399	0.18%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $1,199,754)	$(885,475)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $65,590,000)	$65,689,065	3.84%

	Commercial Paper
	Germany
	Materials (cost $17,252,376)	$17,259,598	1.01%

	Netherlands
	Consumer Discretionary (cost $23,481,034)	$23,481,191	1.37%

	United States
	Consumer Discretionary	$143,576,225	8.40%
	Consumer Staples	$80,742,190	4.73%
	Energy	$72,767,525	4.26%
	Financials	$231,111,026	13.53%
	Industrials	$79,892,248	4.68%
	Municipal	$169,945,539	9.95%
	Telecommunications	$4,409,848	0.26%
	Utilities	$29,998,000	1.76%

	Total United States (cost $812,299,397)	$812,442,601	47.57%

	Total Commercial Paper (cost $853,032,807)	$853,183,390	49.95%

	Corporate Bonds
	United States
	Financials (cost $106,198,611)	$106,210,199	6.22%

	Government And Agency Obligations
	United States
	U.S. Government Agency	$311,649,912	18.24%
	U.S. Treasury Bills
$30,000,000	U.S. Treasury Bills * Due 01/14/2010	$29,999,973	1.76%
$100,000,000	U.S. Treasury Bills * Due 01/28/2010	$99,998,667	5.85%
$37,000,000	U.S. Treasury Bills * Due 03/25/2010	$36,994,882	2.17%
$100,000,000	U.S. Treasury Bills * Due 04/01/2010	$99,988,750	5.85%

	Total United States (cost $579,049,811)	$578,632,184	33.87%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $2,531,880)	$2,531,880	0.15%

	Total Fixed Income Securities (cost $1,606,403,109)	$1,606,246,718	94.03%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(59,783)	0.00%
Energy	$798,745	0.05%
Metals	$4,011,004	0.23%
Stock indices	$12,654,145	0.74%
Short-term interest rates	$(5,342,338)	(0.31)%
Long-term interest rates	$(14,825,155)	(0.87)%

Total long futures contracts	$(2,763,382)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$50,561	0.00%
Metals	$(2,581,534)	(0.15)%
Long-term interest rates	$717,238	0.04%

Total short futures contracts	$(1,813,735)	(0.11)%

Total futures contracts	$(4,577,117)	(0.27)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(64,092,290)	(3.75)%
Various short forward currency contracts	$49,010,012	2.87%

Total forward currency contracts	$(15,082,278)	(0.88)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $4,023,342)	$4,062,722	0.24%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received - $1,254,708)	$(1,094,738)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2010 (Unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$115,761,597	$224,803,378
Fixed income securities (cost $149,996,354 and $199,987,417, respectively)	149,996,354	199,987,417
Net unrealized gain (loss) on open futures contracts	32,906,535	(4,577,117)

Total equity in broker trading accounts	298,664,486	420,213,678
Cash and cash equivalents	32,538,709	41,337,614
Fixed income securities (cost $1,243,783,499 and $1,406,415,692, respectively)	1,244,082,223	1,406,259,301
Options purchased, at fair value (premiums paid — $3,223,281 and $4,023,342, respectively)	2,774,399	4,062,722
Net unrealized gain (loss) on open forward currency contracts	2,079,021	(15,082,278)
Interest receivable	1,154,981	2,064,955

Total assets	$1,581,293,819	$1,858,855,992

LIABILITIES
Accounts payable	$405,005	$642,518
Brokerage fee	9,213,731	10,246,641
Options written, at fair value (premiums received — $1,199,754 and $1,254,708, respectively)	885,475	1,094,738
Payable for securities purchased	0	99,998,667
Accrued commissions and other trading fees on open contracts	309,728	206,347
Offering costs payable	196,827	346,751
Redemptions payable	52,011,314	37,828,712

Total liabilities	63,022,080	150,364,374

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 6,637.982 redeemable units outstanding at March 31, 2010 and December 31, 2009	15,228,925	15,893,851
Limited Partners - 655,147.429 and 706,905.488 redeemable units outstanding at March 31, 2010 and December 31, 2009	1,503,042,814	1,692,597,767

Total partners’ capital (Net Asset Value)	1,518,271,739	1,708,491,618

Total liabilities and partners’ capital (Net Asset Value)	$1,581,293,819	$1,858,855,992

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(69,962,051)	$5,683,817
Change in unrealized	37,483,652	(8,548,267)
Brokerage commissions	(1,118,997)	(642,221)

Net gain (loss) from futures trading	(33,597,396)	(3,506,671)

Forward currency and options on forward currency trading gains (losses)
Realized	(29,088,325)	26,143,921
Change in unrealized	16,827,346	(14,364,951)
Brokerage commissions	(103,881)	(52,491)

Net gain (loss) from forward currency and options on forward currency trading	(12,364,860)	11,726,479

Total net trading gain (loss)	(45,962,256)	8,219,808

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,561,540	216,212
Realized gain (loss) on fixed income securities	(5,487)	0
Change in unrealized gain (loss) on fixed income securities	455,115	0

Total investment income	2,011,168	216,212

Expenses
Brokerage fee	27,783,387	42,252,108
Operating expenses	738,894	409,516

Total expenses	28,522,281	42,661,624

Net investment income (loss)	(26,511,113)	(42,445,412)

NET INCOME (LOSS)	$(72,473,369)	$(34,225,604)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(103.56)	$(37.40)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(100.17)	$(39.68)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(72,473,369)	$(34,225,604)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(54,766,113)	22,913,219
(Increase) decrease in restricted cash	0	83,927,379
(Increase) decrease in option premiums paid	800,061	55,535
Increase (decrease) in option premiums received	(54,954)	(291,660)
Increase (decrease) in payable for securities purchased	(99,998,667)	0
(Increase) decrease in interest receivable	909,974	27,140
Increase (decrease) in accounts payable and accrued expenses	(1,167,042)	(924,224)
Purchases of investments in fixed income securities	(13,612,873,948)	(2,381,012,749)
Sales/maturities of investments in fixed income securities	13,825,497,204	1,291,000,000

Net cash from (for) operating activities	(14,126,854)	(1,018,530,964)

Cash flows from (for) financing activities
Redemption of units	(102,959,521)	(164,558,005)
Offering costs paid	(754,311)	(1,135,383)

Net cash from (for) financing activities	(103,713,832)	(165,693,388)

Net increase (decrease) in cash and cash equivalents	(117,840,686)	(1,184,224,352)

Cash and cash equivalents
Beginning of period	266,140,992	1,309,258,625

End of period	$148,300,306	$125,034,273

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$115,761,597	$105,827,508
Cash and cash equivalents	32,538,709	19,206,765

Total end of period cash and cash equivalents	$148,300,306	$125,034,273

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2010

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss) for the three months ended March 31, 2010		(659,190)		(71,814,179)		(72,473,369)
Redemptions	0.000	0	(51,758.059)	(117,142,123)	(51,758.059)	(117,142,123)
Offering costs		(5,736)		(598,651)		(604,387)

Balances at March 31, 2010	6,637.982	$15,228,925	655,147.429	$1,503,042,814	661,785.411	$1,518,271,739

Three Months Ended March 31, 2009
Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892
Net income (loss) for the three months ended March 31, 2009		(399,680)		(33,825,924)		(34,225,604)
Redemptions	0.000	0	(59,883.428)	(156,897,344)	(59,883.428)	(156,897,344)
Offering costs		(11,722)		(1,031,698)		(1,043,420)

Balances at March 31, 2009	10,367.982	$26,855,354	863,582.363	$2,236,872,170	873,950.345	$2,263,727,524

Net Asset Value per General and Limited Partner Unit
March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
$2,294.21	$2,394.38	$2,590.22	$2,629.90

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2010	2009
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,394.38	$2,629.90

Income (loss) from operations:
Total net trading gains (losses) (1)	(61.43)	7.84
Net investment income (loss) (1)	(37.88)	(46.38)

Total net income (loss) from operations	(99.31)	(38.54)

Offering costs (1)	(0.86)	(1.14)

Net asset value per unit at end of period	$2,294.21	$2,590.22

Total Return (3)	(4.18)%	(1.51)%

Supplemental Data

Ratios to average net asset value: Expenses prior to performance fee (4)
Expenses prior to performance fee (4)	7.15%	7.14%
Performance fee (3)	0.00%	0.00%

Total expenses	7.15%	7.14%

Net investment income (loss) (2),(4)	(6.65)%	(7.10)%

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
MARCH 31, 2010 (UNAUDITED)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective June 14, 2008, units in the Fund were no longer offered for sale (Please refer to Note 10). For existing investors in the Fund, business is conducted as usual. There was no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis.

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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

When the Fund writes an option, an amount equal to the premium received by the Fund is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The fixed income investments, other than U.S. Treasury bills held at the brokers or interbank market makers, are marked to market on the last business day of the reporting period by a custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills not held by the custodian are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on debt securities are amortized for financial reporting purposes.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2010, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	Fair Value at March 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,394,078,577	$0	$1,394,078,577
Other Financial Instruments
Exchange-traded futures contracts	32,906,535	0	0	32,906,535
Forward currency contracts	0	2,079,021	0	2,079,021
Options purchased	0	2,774,399	0	2,774,399
Options written	0	(885,475)	0	(885,475)

Total	$32,906,535	$1,398,046,522	$0	$1,430,953,057

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,606,246,718	$0	$1,606,246,718
Other Financial Instruments
Exchange-traded futures contracts	(4,577,117)	0	0	(4,577,117)
Forward currency contracts	0	(15,082,278)	0	(15,082,278)
Options purchased	0	4,062,722	0	4,062,722
Options written	0	(1,094,738)	0	(1,094,738)

Total	$(4,577,117)	$1,594,132,424	$0	$1,589,555,307

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes

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
MARCH 31, 2010 (UNAUDITED)
F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2010, and December 31, 2009, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $196,827 and $346,751, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $296,456 and $529,166, respectively.

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

Certain prior period amounts in the Statement of Cash Flows were reclassified to conform to current period presentation.
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
Note 3. CASH MANAGER AND CUSTODIAN
In July 2009, the Fund appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, and Horizon Cash Management LLC as cash managers under the Non-Custody Investment Advisory Agreements to manage and control the liquid assets of the Fund. Each cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
Note 4. DEPOSITS WITH BROKERS
The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.
Note 5. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2010, and 2009.
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
Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the three months ended March 31, 2010 and 2009, Campbell & Company received redemption fees of $0 and $6,576 respectively.
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2010 and December 31, 2009 was $231,992,804 and $266,982,272, respectively, which equals 15% and 16% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2010 and December 31, 2009 was $32,345,678 and $41,140,268, respectively, which equals 2% and 2% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2010 or December 31, 2009.
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
For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross unrealized gains	$47,540,772	$25,016,239	$49,941,403	$68,424,483
Gross unrealized losses	(14,634,237)	(29,593,356)	(47,996,985)	(83,307,411)

Net unrealized gain (loss)	$32,906,535	$(4,577,117)	$1,944,418	$(14,882,928)

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
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2010	March 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$3,926,418	$(944,827)	$2,981,591
Energy Contracts	Equity in broker trading accounts	6,496,665	(2,425)	6,494,240
Metal Contracts	Equity in broker trading accounts	12,505,558	(4,315,666)	8,189,892
Stock Indices Contracts	Equity in broker trading accounts	13,701,556	(1,409,006)	12,292,550
Short-Term Interest Rate Contracts	Equity in broker trading accounts	5,700,498	(1,004,679)	4,695,819
Long-Term Interest Rate Contracts	Equity in broker trading accounts	5,210,072	(6,957,629)	(1,747,557)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	48,879,467	(46,800,446)	2,079,021
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	2,774,399	0	2,774,399
Written Options on Forward Currency Contracts	Options written, at fair value	0	(885,475)	(885,475)

Totals		$99,194,633	$(62,320,153)	$36,874,480

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$616,716	$(625,938)	$(9,222)
Energy Contracts	Equity in broker trading accounts	999,217	(200,472)	798,745
Metal Contracts	Equity in broker trading accounts	7,483,987	(6,054,517)	1,429,470
Stock Indices Contracts	Equity in broker trading accounts	13,693,321	(1,039,176)	12,654,145
Short-Term Interest Rate Contracts	Equity in broker trading accounts	276,225	(5,618,563)	(5,342,338)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	1,946,773	(16,054,690)	(14,107,917)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	66,727,508	(81,809,786)	(15,082,278)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	4,062,722	0	4,062,722
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,094,738)	(1,094,738)

Totals		$95,806,469	$(112,497,880)	$(16,691,411)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2010 and March 31, 2009 is as follows:

	Trading Revenue for	Trading Revenue for the
	the Three Months Ended	Three Months Ended
Type of Instrument	March 31, 2010	March 31, 2009
Agricultural Contracts	$197,469	$0
Energy Contracts	(13,864,180)	(592,805)
Metal Contracts	(13,930,579)	(12,290,423)
Stock Indices Contracts	(32,696,583)	(17,292,126)
Short-Term Interest Rate Contracts	49,231,741	17,059,096
Long Term Interest Rate Contracts	(21,356,493)	10,449,273
Forward Currency Contracts	(4,145,403)	(2,678,658)
Purchased Options on Forward Currency Contracts	(17,952,291)	(4,903,179)
Written Options on Forward Currency Contracts	9,836,715	19,360,807

Total	$(44,679,604)	$9,111,985

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	March 31, 2010	March 31, 2009
Futures trading gains (losses):
Realized	$(69,902,277)	$5,881,282
Change in unrealized	37,483,652	(8,548,267)
Forward currency and options on forward currency trading gains (losses):
Realized	(29,088,325)	26,143,921
Change in unrealized	16,827,346	(14,364,951)

Total	$(44,679,604)	$9,111,985

For the three months and year to date ended March 31, 2010 and March 31, 2009, the monthly average of futures contracts bought and sold was approximately 94,900 and 45,300 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $11,513,300,000 and $8,186,800,000 respectively.
Open contracts generally mature within twelve months; as of March 31, 2010, the latest maturity date for open futures contracts is June 2011, the latest maturity date for open forward currency contracts is June 2010, and the latest expiry date for options on forward currency contracts is April 2010. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedule of investments, as of March 31, 2010 and December 31, 2009, and the statements of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2010, and the results of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2010 and 2009.
Note 10. SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were issued. Other than the following, there are no subsequent events to disclose or record. On April 27, 2010, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. As of May 17, 2010, the registration is not yet effective.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 were accepted during the continuing offering period ended June 13, 2008. Redemptions through March 31, 2010 total $4,891,455,558. The Fund commenced operations on April 18, 1994.
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
The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. option and forward contracts which are traded in the inter-bank market).
Capital Resources
Effective June 14, 2008, units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis. On April 27, 2010, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. As of May 17, 2010, the registration is not yet effective.
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
The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Funds’s assets and are invested, directly by Wilmington Trust Investment Management LLC (“Wilmington”) and Horizon Cash Management LLC (“Horizon”). Wilmington and Horizon are registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Wilmington and Horizon do not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Wilmington and Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations
The returns for the three months ending March 31, 2010 and 2009 were (4.18)% and (1.51%), respectively. During the three months ended March 31, 2010 and 2009, the Fund accrued brokerage fees in the amount of $27,783,387 and $42,252,108, respectively, and paid brokerage fees in the amount of $28,816,297 and $43,424,605, respectively. No performance fees were accrued or paid during this period.
2010
Of the (4.18)% year to date return, approximately 2.41% was due to trading losses (before commissions) and approximately 1.90% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.13% due to investment income. An analysis of the 2.41% trading loss by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.67%
Currencies	(0.63)
Commodities	(1.57)
Stock Indices	(1.88)

(2.41)%

The New Year began with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, began to waver, resulting in trading losses for the Fund’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Fund’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.

The first half of February was somewhat subdued as the market digested mixed U.S. employment numbers versus the unemployment rate. By mid-month, the U.S. Federal Reserve surprised the markets by deciding to hike the discount rate, in a clear sign that the pace of their exit strategy may be more aggressive than originally anticipated. The Fund’slong positions in short-term rates, both in the U.S. and Europe, fueled strong gains in the sector for the remainder of the month. Gains were also recorded in currency trading as the Euro currency weakened against most majors on accelerated sovereign fears evidenced by the record high cost of insuring Greek and Portuguese debt. Global equity indices trading produced small losses for the Fund as a result of dealing with diverse global macroeconomic challenges (weakening Euro, China central bank intervention and U.S. employment and earnings season results). While the market finished generally negative in Europe and Asia, the U.S. managed to record a gain on largely upbeat fourth quarter earnings announcements with many S&P constituents beating consensus expectations. Commodity trading resulted in generally negative results as the structural imbalances in Europe, and the strong relative performance of the U.S. economy versus the Eurozone helped “de-link” Europe from the risk trade, keeping commodities in alignment with U.S. stocks. While energy prices rallied for most of the month, precious metals sold off early only to turn positive as the market used gold as a safe haven against Eurozone turmoil.
March proved to be a very strong month for trends as the Fund’s long positions in energies and base metals benefited from prices moving higher on climbing global economic growth prospects. Global equity indices also provided gains for the Fund’s long positions as prices surged on renewed merger and acquisition activity, positive news centered on economic releases, and subdued fears regarding Greece’s finances. Marginal gains were recorded in the foreign exchange markets as the return of the carry trade pushed commodity linked currencies higher. Almost all central banks have acknowledged that the worst has passed; however, the lack of flexibility to induce fresh fiscal or monetary stimulus has forced a lower for longer interest rate policy globally. The Fund’s net gains were partially offset by losses in the fixed income markets from our long positions in U.S. Treasury futures as prices fell during the month. In the U.S. fixed income market, heavy supply put pressure on bond prices, and U.S. Treasury yields were higher than swap yields for the first time on record.
2009
Of the 2009 year-to-date return of (1.51)%, approximately 0.34% was due to trading gains (before commissions) and approximately 0.01% was due to investment income, offset by approximately (1.86)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.34% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.17%
Currencies	0.50
Commodities	(0.54)
Stock Indices	(0.79)

0.34%

President Obama’s stimulus plan took center stage in January; however, weak economic data continued to negatively impact global stock markets into the start of the New Year. An early month rally fizzled quickly, causing notable declines in major global indices. The Fund gained in equity indices trading on net short positions across each region. Gains were recorded in fixed income trading as the world’s central banks continued to lower interest rates. Mounting fiscal deficits and huge issuance needs began to weigh heavy on the long-end; however, credit markets generally improved in January with yield spreads continuing to contract. Foreign exchange trading finished slightly negative on the month. Risk aversion and capital preservation benefited the Fund’s net long U.S. Dollar position; however, the U.K. government’s unprecedented move to give the Bank of England power to increase their stake in Royal Bank of Scotland to 70% helped fuel a late month rally in the British Pound, eliminating gains from a previous decline.

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
The Fund rapidly acquires and liquidates both long and short positions in a wide range of difference markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its futures results.

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
The Fund’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2010 and December 31, 2009 and the trading gains/losses by market category for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	0.62%	1.67%
Stock Indices	0.60%	(1.88)%
Commodities	0.54%	(1.57)%
Currencies	0.52%	(0.63)%

Aggregate/Total	1.65%	(2.41)%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the three months ended March 31, 2010, approximately 2.41% was due to trading losses (before commissions) and approximately 1.90% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.13% due to investment income, giving a net return of (4.18)%.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.70%
Interest Rates	0.68%	(4.66)%
Stock Indices	0.45%	(0.46)%
Commodities	0.41%	(0.24)%

Aggregate/Total	1.62%	(1.66)%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2009, approximately 1.66% was due to trading losses (before commissions) and approximately 7.44% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 0.14% due to investment income giving a net return of (8.96)%.

Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

The following were the primary trading risk exposures of the Fund as of March 31, 2010, by market sector.
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
Stock Indices
The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, the Netherlands and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.
Energy
The Fund’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals
The Fund’s metals market exposure is to fluctuations in the price of aluminum, platinum, gold, silver, copper, nickel, and zinc.
Agricultural
The Fund’s agricultural exposure is to the fluctuations in the price of wheat, corn, coffee, cocoa, sugar, soy, hogs, cattle, canola oil and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the primary non-trading risk exposures of the Fund as of March 31, 2010.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
By:	Campbell & Company, Inc.
General Partner

Date: May 17, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

-E 1-