Form 10-Q
period 2010-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2010-08-16
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of Pages: 35

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Australia
	Financials (cost $32,000,000)	$31,994,118	2.33%

	Canada
	Financials (cost $32,000,000)	$32,002,954	2.33%

	Netherlands
	Financials (cost $33,300,037)	$33,299,963	2.42%

	United States
	Financials (cost $33,340,000)	$33,350,382	2.43%

	Total Bank Deposits (cost $130,640,037)	$130,647,417	9.51%

	Commercial Paper
	Germany
	Telecommunications (cost $5,035,727)	$5,036,319	0.37%

	Panama
	Consumer Discretionary (cost $23,991,300)	$23,991,610	1.75%

	United States
	Consumer Discretionary	$42,589,191	3.10%
	Consumer Staples	$68,252,615	4.97%
	Financials	$144,520,633	10.52%
	Industrials	$6,261,475	0.46%
	Materials	$24,999,793	1.82%
	Municipal	$86,279,543	6.28%
	Utilities	$73,782,544	5.37%

	Total United States (cost $446,646,945)	$446,685,794	32.52%

	Total Commercial Paper (cost $475,673,972)	$475,713,723	34.64%

	Corporate Bonds
	United States
	Consumer Discretionary	$1,997,600	0.15%
	Financials	$98,971,803	7.20%
	Telecommunications	$5,409,476	0.39%

	Total United States (cost $106,594,867)	$106,378,879	7.74%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Government And Agency Obligations
	United States
	U.S. Government Agency
	Federal Home Loan Bank 0.65%
$17,000,000	Due 05/19/2011	$17,010,710	1.24%
	Federal Home Loan Bank 0.70%
$30,000,000	Due 04/18/2011	$30,065,700	2.19%
	Federal Home Loan Bank 1.00%
$44,320,000	Due 02/28/2011	$44,375,400	3.23%
	Federal Home Loan Bank Step Up
$20,060,000	Due 02/24/2012	$20,060,000	1.46%
	Federal Home Loan Bank Step Up
$15,000,000	Due 02/10/2011	$15,009,450	1.09%
	Federal Home Loan Bank Step Up
$26,000,000	Due 12/30/2011	$25,991,940	1.89%
	Other U.S. Government Agency Obligations	$126,336,898	9.19%
	U.S. Treasury Bills *
$75,000,000	Due 07/22/2010	$74,997,266	5.46%
	U.S. Treasury Bills *
$42,000,000	Due 07/15/2010	$41,999,510	3.06%
	U.S. Treasury Bills *
$55,000,000	Due 07/22/2010	$54,997,754	4.00%
	U.S. Treasury Bills *
$75,000,000	Due 07/22/2010	$74,996,718	5.46%
	U.S. Treasury Bills *
$50,000,000	Due 07/08/2010	$49,999,660	3.64%

	Total United States (cost $575,515,922)	$575,841,006	41.91%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $26,008,735)	$26,008,735	1.89%

	Total Fixed Income Securities (cost $1,314,433,533)	$1,314,589,760	95.69%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$182,516	0.01%
Energy	$(4,301,810)	(0.31)%
Metals	$253,406	0.02%
Stock indices	$(17,608,987)	(1.28)%
Short-term interest rates	$9,678,122	0.70%
Long-term interest rates	$29,157,267	2.12%

Total long futures contracts	$17,360,514	1.26%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(1,486,809)	(0.11)%
Energy	$1,084,180	0.08%
Metals	$(515,078)	(0.04)%
Stock indices	$1,777,130	0.13%
Short-term interest rates	$(954,863)	(0.07)%

Total short futures contracts	$(95,440)	(0.01)%

Total futures contracts	$17,265,074	1.25%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$13,379,702	0.97%
Various short forward currency contracts	$(29,582,094)	(2.15)%

Total forward currency contracts	$(16,202,392)	(1.18)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts	$730,722	0.05%
(premiums paid — $738,364)

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts	$(1,346,311)	(0.10)%
(premiums received — $1,556,646)

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $65,590,000)	$65,689,065	3.84%

	Commercial Paper
	Germany
	Materials (cost $17,252,376)	$17,259,598	1.01%

	Netherlands
	Consumer Discretionary (cost $23,481,034)	$23,481,191	1.37%

	United States
	Consumer Discretionary	$143,576,225	8.40%
	Consumer Staples	$80,742,190	4.73%
	Energy	$72,767,525	4.26%
	Financials	$231,111,026	13.53%
	Industrials	$79,892,248	4.68%
	Municipal	$169,945,539	9.95%
	Telecommunications	$4,409,848	0.26%
	Utilities	$29,998,000	1.76%

	Total United States (cost $812,299,397)	$812,442,601	47.57%

	Total Commercial Paper (cost $853,032,807)	$853,183,390	49.95%

	Corporate Bonds
	United States
	Financials (cost $106,198,611)	$106,210,199	6.22%

	Government And Agency Obligations
	United States
	U.S. Government Agency	$311,649,912	18.24%
	U.S. Treasury Bills
	U.S. Treasury Bills *
$30,000,000	Due 01/14/2010	$29,999,973	1.76%
	U.S. Treasury Bills *
$100,000,000	Due 01/28/2010	$99,998,667	5.85%
	U.S. Treasury Bills *
$37,000,000	Due 03/25/2010	$36,994,882	2.17%
	U.S. Treasury Bills *
$100,000,000	Due 04/01/2010	$99,988,750	5.85%

	Total United States (cost $579,049,811)	$578,632,184	33.87%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $2,531,880)	$2,531,880	0.15%

	Total Fixed Income Securities (cost $1,606,403,109)	$1,606,246,718	94.03%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
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
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2010 and December 31, 2009 (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$89,419,569	$224,803,378
Fixed income securities (cost $199,993,644 and $199,987,417, respectively)	199,993,644	199,987,417
Net unrealized gain (loss) on open futures contracts	17,265,074	(4,577,117)

Total equity in broker trading accounts	306,678,287	420,213,678
Cash and cash equivalents	37,026,029	41,337,614
Fixed income securities (cost $1,114,439,889 and $1,406,415,692, respectively)	1,114,596,116	1,406,259,301
Options purchased, at fair value (premiums paid — $738,364 and $4,023,342, respectively)	730,722	4,062,722
Net unrealized gain (loss) on open forward currency contracts	(16,202,392)	(15,082,278)
Interest receivable	2,375,519	2,064,955

Total assets	$1,445,204,281	$1,858,855,992

LIABILITIES
Accounts payable	$464,172	$642,518
Brokerage fee	8,265,058	10,246,641
Options written, at fair value (premiums received — $1,556,646 and $1,254,708, respectively)	1,346,311	1,094,738
Payable for securities purchased	26,000,000	99,998,667
Accrued commissions and other trading fees on open contracts	325,792	206,347
Offering costs payable	200,962	346,751
Redemptions payable	34,578,482	37,828,712

Total liabilities	71,180,777	150,364,374

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 6,623.161 and 6,637.982 redeemable units outstanding at June 30, 2010 and December 31, 2009	14,979,934	15,893,851
Limited Partners - 600,882.356 and 706,905.488 redeemable units outstanding at June 30, 2010 and December 31, 2009	1,359,043,570	1,692,597,767

Total partners’ capital (Net Asset Value)	1,374,023,504	1,708,491,618

Total liabilities and partners’ capital (Net Asset Value)	$1,445,204,281	$1,858,855,992

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$24,555,209	$(115,075,256)	$(45,406,842)	$(109,391,439)
Change in unrealized	(15,641,461)	5,386,655	21,842,191	(3,161,612)
Brokerage commissions	(974,437)	(620,477)	(2,093,434)	(1,262,698)

Net gain (loss) from futures trading	7,939,311	(110,309,078)	(25,658,085)	(113,815,749)

Forward currency and options on forward currency trading gains (losses)
Realized	16,716,602	(31,940,556)	(12,371,723)	(5,796,635)
Change in unrealized	(17,944,116)	5,105,750	(1,116,770)	(9,259,201)
Brokerage commissions	(95,735)	(90,429)	(199,616)	(142,920)

Net gain (loss) from forward currency and options on forward currency trading	(1,323,249)	(26,925,235)	(13,688,109)	(15,198,756)

Total net trading gain (loss)	6,616,062	(137,234,313)	(39,346,194)	(129,014,505)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,355,730	223,498	2,917,270	439,710
Realized gain (loss) on fixed income securities	118,079	0	112,592	0
Change in unrealized gain (loss) on fixed income securities	(142,497)	0	312,618	0

Total investment income	1,331,312	223,498	3,342,480	439,710

Expenses
Brokerage fee	25,927,853	36,726,417	53,711,240	78,978,525
Operating expenses	650,223	338,360	1,389,117	747,876

Total expenses	26,578,076	37,064,777	55,100,357	79,726,401

Net investment income (loss)	(25,246,764)	(36,841,279)	(51,757,877)	(79,286,691)

NET INCOME (LOSS)	$(18,630,702)	$(174,075,592)	$(91,104,071)	$(208,301,196)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(29.05)	$(203.11)	$(135.86)	$(235.07)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(32.46)	$(202.41)	$(132.63)	$(242.09)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(91,104,071)	$(208,301,196)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(21,038,038)	12,420,813
(Increase) decrease in restricted cash	0	83,927,379
(Increase) decrease in option premiums paid	3,284,978	(8,271)
Increase (decrease) in option premiums received	301,938	(490,044)
Increase (decrease) in payable for securities purchased	(73,998,667)	0
(Increase) decrease in interest receivable	(310,564)	41,698
Increase (decrease) in interest payable	0	50,338
Increase (decrease) in accounts payable and accrued expenses	(2,040,483)	(3,262,578)
Purchases of investments in fixed income securities	(23,037,821,737)	(8,274,038,367)
Sales/maturities of investments in fixed income securities	23,329,791,312	7,422,000,000

Net cash from (for) operating activities	107,064,668	(967,660,228)

Cash flows from (for) financing activities
Redemption of units	(245,358,999)	(302,066,601)
Offering costs paid	(1,401,063)	(1,728,814)

Net cash from (for) financing activities	(246,760,062)	(303,795,415)

Net increase (decrease) in cash and cash equivalents	(139,695,394)	(1,271,455,643)

Cash and cash equivalents
Beginning of period	266,140,992	1,309,258,625

End of period	$126,445,598	$37,802,982

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$89,419,569	$15,920,829
Cash and cash equivalents	37,026,029	21,882,153

Total end of period cash and cash equivalents	$126,445,598	$37,802,982

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2010

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss) for the six months ended June 30, 2010		(866,639)		(90,237,432)		(91,104,071)
Redemptions	(14.821)	(34,815)	(106,023.132)	(242,073,954)	(106,037.953)	(242,108,769)
Offering costs		(12,463)		(1,242,811)		(1,255,274)

Balances at June 30, 2010	6,623.161	$14,979,934	600,882.356	$1,359,043,570	607,505.517	$1,374,023,504

Six Months Ended June 30, 2009

Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net income (loss) for the six months ended June 30, 2009		(2,491,454)		(205,809,742)		(208,301,196)
Redemptions	(3,730.000)	(8,906,531)	(109,408.788)	(277,414,003)	(113,138.788)	(286,320,534)
Offering costs		(18,531)		(1,587,546)		(1,606,077)

Balances at June 30, 2009	6,637.982	$15,850,240	814,057.003	$1,943,815,845	820,694.985	$1,959,666,085

Net Asset Value per General and Limited Partner Unit
June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008
$2,261.75	$2,394.38	$2,387.81	$2,629.90

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,294.21	$2,590.22	$2,394.38	$2,629.90

Income (loss) from operations:
Total net trading gains (losses) (1)	7.92	(158.76)	(53.58)	(150.81)
Net investment income (loss) (1)	(39.37)	(42.99)	(77.18)	(89.47)

Total net income (loss) from operations	(31.45)	(201.75)	(130.76)	(240.28)

Offering costs (1)	(1.01)	(0.66)	(1.87)	(1.81)

Net asset value per unit at end of period	$2,261.75	$2,387.81	$2,261.75	$2,387.81

Total Return (3)	(1.41)%	(7.81)%	(5.54)%	(9.21)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.27%	7.02%	7.24%	7.12%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.27%	7.02%	7.24%	7.12%

Net investment income (loss) (2), (4)	(6.91)%	(6.98)%	(6.80)%	(7.08)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

When the Fund writes an option, an amount equal to the premium received by the Fund is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked to market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized for financial reporting purposes.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Fund adopted the provisions of ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2010, the Fund did not have any Level 3 assets or liabilities.

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

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,314,589,760	$0	$1,314,589,760
Other Financial Instruments
Exchange-traded futures contracts	17,265,074	0	0	17,265,074
Forward currency contracts	0	(16,202,392)	0	(16,202,392)
Options purchased	0	730,722	0	730,722
Options written	0	(1,346,311)	0	(1,346,311)

Total	$17,265,074	$1,297,771,779	$0	$1,315,036,853

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,606,246,718	$0	$1,606,246,718
Other Financial Instruments
Exchange-traded futures contracts	(4,577,117)	0	0	(4,577,117)
Forward currency contracts	0	(15,082,278)	0	(15,082,278)
Options purchased	0	4,062,722	0	4,062,722
Options written	0	(1,094,738)	0	(1,094,738)

Total	$(4,577,117)	$1,594,132,424	$0	$1,589,555,307

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2010, and December 31, 2009, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $200,962 and $346,751, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $200,962 and $529,166, respectively.

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

Certain 2009 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
Note 5. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2010 and 2009.
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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the six months ended June 30, 2010 and 2009, Campbell & Company received redemption fees of $0 and $11,966 respectively.
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2010 and December 31, 2009 was $296,990,908 and $266,982,272, respectively, which equals 22% and 16% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2010 and December 31, 2009 was $36,850,391 and $41,140,268, respectively, which equals 3% and 2% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2010 or December 31, 2009.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Gross unrealized gains	$47,695,963	$25,016,239	$40,079,672	$68,424,483
Gross unrealized losses	(30,430,889)	(29,593,356)	(56,079,371)	(83,307,411)

Net unrealized gain/(loss)	$17,265,074	$(4,577,117)	$(15,999,699)	$(14,882,928)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
The Fund adopted ASC 815 Derivatives and Hedging as of January 1, 2009. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2010	June 30, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$1,763,412	$(3,067,705)	$(1,304,293)
Energy Contracts	Equity in broker trading accounts	1,098,460	(4,316,090)	(3,217,630)
Metal Contracts	Equity in broker trading accounts	2,652,994	(2,914,666)	(261,672)
Stock Indices Contracts	Equity in broker trading accounts	1,791,859	(17,623,716)	(15,831,857)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	11,146,864	(2,423,605)	8,723,259
Long Term Interest Rate Contracts	Equity in broker trading accounts	29,242,374	(85,107)	29,157,267
Forward Currency Contracts	Net unrealized gain (loss) on forward Currency contracts	39,124,440	(55,326,832)	(16,202,392)

Purchased Options on Forward Currency Contracts	Options purchased, at fair value	730,722	0	730,722
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,346,311)	(1,346,311)

Totals		$87,551,125	$(87,104,032)	$447,093

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$616,716	$(625,938)	$(9,222)
Energy Contracts	Equity in broker trading accounts	999,217	(200,472)	798,745
Metal Contracts	Equity in broker trading accounts	7,483,987	(6,054,517)	1,429,470
Stock Indices Contracts	Equity in broker trading accounts	13,693,321	(1,039,176)	12,654,145
Short-Term Interest Rate Contracts	Equity in broker trading accounts	276,225	(5,618,563)	(5,342,338)
Long Term Interest Rate Contracts	Equity in broker trading accounts	1,946,773	(16,054,690)	(14,107,917)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	66,727,508	(81,809,786)	(15,082,278)

Purchased Options on Forward Currency Contracts	Options purchased, at fair value	4,062,722	0	4,062,722
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,094,738)	(1,094,738)

Totals		$95,806,469	$(112,497,880)	$(16,691,411)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	June 30, 2010	June 30, 2009
Agricultural Contracts	$(2,733,217)	$0
Energy Contracts	(45,517,194)	5,028,589
Metal Contracts	(9,476,237)	(7,779,349)
Stock Indices Contracts	(64,951,388)	(48,243,476)
Short-Term Interest Rate Contracts	44,775,280	(30,816,463)
Long Term Interest Rate Contracts	86,846,028	(28,854,631)
Forward Currency Contracts	(803,974)	(41,808,736)
Purchased Options on Forward Currency Contracts	(11,498,925)	(6,646,888)
Written Options on Forward Currency Contracts	11,075,385	21,620,818

Total	$7,715,758	$(137,500,136)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Type of Instrument	June 30, 2010	June 30, 2009
Agricultural Contracts	$(2,535,748)	$0
Energy Contracts	(59,381,374)	4,435,784
Metal Contracts	(23,406,816)	(20,069,772)
Stock Indices Contracts	(97,647,971)	(65,535,602)
Short-Term Interest Rate Contracts	94,007,021	(13,757,367)
Long Term Interest Rate Contracts	65,489,535	(18,405,358)
Forward Currency Contracts	(4,949,377)	(44,487,394)
Purchased Options on Forward Currency Contracts	(29,451,216)	(11,550,067)
Written Options on Forward Currency Contracts	20,912,100	40,981,625

Total	$(36,963,846)	$(128,388,151)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	June 30, 2010	June 30, 2009
Futures trading gains (losses):
Realized	$24,584,733	$(116,051,985)
Change in unrealized	(15,641,461)	5,386,655
Forward currency and options on forward currency trading gains (losses):
Realized	16,716,602	(31,940,556)
Change in unrealized	(17,944,116)	5,105,750

Total	$7,715,758	$(137,500,136)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2010	June 30, 2009
Futures trading gains (losses):
Realized	$(45,317,544)	$(110,170,703)
Change in unrealized	21,842,191	(3,161,612)
Forward currency and options on forward currency trading gains (losses):
Realized	(12,371,723)	(5,796,635)
Change in unrealized	(1,116,770)	(9,259,201)

Total	$(36,963,846)	$(128,388,151)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
For the three months ended June 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 85,900 and 47,100 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $10,802,500,000 and $10,920,000,000 respectively.

For the six months ended June 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 90,400 and 46,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $11,532,900,000 and $8,778,700,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2010, the latest maturity date for open futures contracts is September 2011, the latest maturity date for open forward currency contracts is September 2010, and the latest expiry date for options on forward currency contracts is July 2010. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
Note 9. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedules of investments, as of June 30, 2010 and December 31, 2009, the statements of operations and financial highlights for the three months and six months ended June 30, 2010 and 2009, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2010, and the results of operations and financial highlights for the three months and six months ended June 30, 2010 and 2009, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2010 and 2009.
Note 10. SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Other than the following, there are no subsequent events to disclose or record. On July 16, 2010, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. On August 6, 2010, the registration became effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 were accepted during the continuing offering period ended June 13, 2008. Redemptions through June 30, 2010 total $5,016,422,204. The Fund commenced operations on April 18, 1994.
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
Capital Resources
Effective June 14, 2008, units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis. On July 16, 2010, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. On August 6, the registration became effective.
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

Liquidity
Most United States commodity exchanges limit fluctuations in the prices of futures contracts during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.
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
The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Funds’s assets and are invested directly by Wilmington Trust Investment Management LLC (“Wilmington”) and Horizon Cash Management LLC (“Horizon”). Wilmington and Horizon are registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Wilmington and Horizon do not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Wilmington and Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.
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
In the case of forward and option contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, forward currency and options on forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations
The returns for the six months ending June 30, 2010 and 2009 were (5.54)% and (9.21%), respectively. During the six months ended June 30, 2010 and 2009, the Fund accrued brokerage fees in the amount of $53,711,240 and $78,978,525, respectively, and paid brokerage fees in the amount of $55,692,823 and $81,982,563, respectively. No performance fees were accrued or paid during this period.
2010
Of the (5.54)% year to date return, approximately 1.91% was due to trading losses (before commissions) and approximately 3.85% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.22% due to investment income. An analysis of the 1.91% trading loss by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	10.77%

Currencies	(0.72)

Commodities	(5.65)

Stock Indices	(6.31)

(1.91)%

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
The first half of February was somewhat subdued as the market digested mixed U.S. employment numbers versus the unemployment rate. By mid-month, the U.S. Federal Reserve surprised the markets by deciding to hike the discount rate, in a clear sign that the pace of their exit strategy may be more aggressive than originally anticipated. The Fund’s long positions in short-term rates, both in the U.S. and Europe, fueled strong gains in the sector for the remainder of the month. Gains were also recorded in currency trading as the Euro currency weakened against most majors on accelerated sovereign fears evidenced by the record high cost of insuring Greek and Portuguese debt.

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
April performance was led by strong gains in the fixed income markets from long positions in Europe and from U.S. Bond prices that moved higher during the month as the Greece sovereign debt concerns and fears of contagion played center stage in global markets. Currency trading also benefited from the sovereign debt fears and from perceived signs of positive economic growth beginning to materialize. Further gains were recorded in energy and precious metals, as energy markets continued its high correlation to the S&P and investor demand for precious metals continued to grow. Marginal losses were incurred in base metals trading as these markets moved lower on U.S. dollar strength. Global equity indices trading produced flat performance, with net longs across the board producing positive results in the U.S., negative results in Europe, and flat performance in Asia.
As European sovereign debt concerns persist and China tightened credit in an attempt to cool overheating in its property sector, the decline in equity markets by the end of May was wide-spread across the U.S., Europe and Asia. The “flash crash” in the U.S. equities markets on May 6th added to the unsettling nature of equity market price behavior throughout the month. While the Fund experienced losses in equity indices, gains in fixed income help offset the flight from risky assets in favor of government debt. Commodity trading was difficult for the Fund, particularly in the Energy sector, as the complex fell in tandem with the equity markets until a late month bounce. While British Petroleum’s spill in the Gulf continued to flow uncontrollably, the disaster has not significantly affected the supply of oil into the U.S. to date. Along with the scare in Greece, the Euro came under pressure against the U.S. Dollar as comments from Federal Reserve Chairman Bernanke raised concerns over the Euro zone’s bank funding. The U.S. Dollar was, once again, viewed as a safe position trade as risk aversion, volatility and liquidity dominated currency markets contributing to gains in the Foreign Exchange sector for the Fund.

In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Fund’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.
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
The Fund’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.26%	10.77%
Stock Indices	1.05%	(6.31)%
Commodities	0.90%	(5.65)%
Currencies	0.64%	(0.72)%

Aggregate/Total	1.89%	(1.91)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2010, approximately 1.91% was due to trading losses (before commissions) and approximately 3.85% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.22% due to investment income, giving a net return of (5.54)%.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.70%
Interest Rates	0.68%	(4.66)%
Stock Indices	0.45%	(0.46)%
Commodities	0.41%	(0.24)%

Aggregate/Total	1.62%	(1.66)%

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
The following were the primary trading risk exposures of the Fund as of June 30, 2010, by market sector.
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
The following were the primary non-trading risk exposures of the Fund as of June 30, 2010.
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
Campbell & Company manages the risk of the Fund’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Fund’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

	By:	Campbell & Company, Inc.
General Partner

Date: August 16, 2010	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

-E 1-