Form 10-Q
period 2010-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2010-11-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 (Unaudited)	3-6

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009 (Unaudited)	7

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	8

	Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	9

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	10

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27-33

Item 4.	Controls and Procedures	33-34

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	35

SIGNATURES		36

CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Commercial Paper
	Netherlands
	Financials (cost $20,470,176)	$20,526,175	1.49%

	United States
	Consumer Discretionary	$110,768,808	8.03%
	Consumer Staples	$151,149,930	10.96%
	Financials	$104,355,625	7.57%
	Industrials	$6,270,543	0.45%
	Materials	$59,058,576	4.28%
	Utilities	$115,372,578	8.36%

	Total United States (cost $546,949,789)	$546,976,060	39.65%

	Total Commercial Paper (cost $567,419,965)	$567,502,235	41.14%

	Corporate Bonds
	United States
	Financials	$89,933,681	6.52%
	Telecommunications	$5,353,010	0.39%

	Total United States (cost $95,117,893)	$95,286,691	6.91%

	Government And Agency Obligations
	United States
	U.S. Government Agency
$17,000,000	Federal Home Loan Bank 0.65% Due 05/19/2011	$17,005,270	1.23%
$30,000,000	Federal Home Loan Bank 0.70% Due 04/18/2011	$30,069,090	2.18%
$44,320,000	Federal Home Loan Bank BD 1.00% Due 02/28/2011	$44,389,139	3.22%
	Other U.S. Government Agency Obligation	$90,635,067	6.57%
$75,000,000	U.S. Treasury Bills * Due 10/28/2010	$74,993,531	5.44%
$30,000,000	U.S. Treasury Bills * Due 10/07/2010	$29,999,700	2.17%
$75,000,000	U.S. Treasury Bills * Due 10/14/2010	$74,997,292	5.44%

	Total United States (cost $361,889,301)	$362,089,089	26.25%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $1,478)	$1,478	0.00%

	Total Fixed Income Securities (cost $1,024,428,637)	$1,024,879,493	74.30%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$10,483,821	0.76%
Energy	$2,267,453	0.16%
Metals	$30,959,063	2.24%
Stock indices	$2,279,271	0.17%
Short-term interest rates	$5,640,314	0.41%
Long-term interest rates	$12,699,758	0.92%

Total long futures contracts	$64,329,680	4.66%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	$(2,877,390)	(0.21)%
Metals	$(3,119,427)	(0.23)%
Stock indices	$(1,679)	0.00%
Short-term interest rates	$(92,857)	(0.01)%

Total short futures contracts	$(6,091,353)	(0.45)%

Total futures contracts	$58,238,327	4.21%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$198,176,507	14.37%
Various short forward currency contracts	$(176,832,497)	(12.82)%

Total forward currency contracts	$21,344,010	1.55%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $971,006)	$976,832	0.07%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $1,381,312)	$(1,090,632)	(0.08)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2010 and December 31, 2009 (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$190,647,291	$224,803,378
Fixed income securities (cost $149,990,823 and $199,987,417, respectively)	149,990,823	199,987,417
Net unrealized gain (loss) on open futures contracts	58,238,327	(4,577,117)

Total equity in broker trading accounts	398,876,441	420,213,678

Cash and cash equivalents	113,955,913	41,337,614
Restricted cash deposits with forwards broker	9,297,465	0
Fixed income securities (cost $874,437,814 and $1,406,415,692, respectively)	874,888,670	1,406,259,301
Options purchased, at fair value (premiums paid — $971,006 and $4,023,342, respectively)	976,832	4,062,722
Net unrealized gain (loss) on open forward currency contracts	21,344,010	(15,082,278)
Interest receivable	1,010,496	2,064,955

Total assets	$1,420,349,827	$1,858,855,992

LIABILITIES
Accounts payable	$557,788	$642,518
Brokerage fee	8,273,507	10,246,641
Options written, at fair value (premiums received — $1,381,312 and $1,254,708, respectively)	1,090,632	1,094,738
Payable for securities purchased	0	99,998,667
Accrued commissions and other trading fees on open contracts	201,987	206,347
Offering costs payable	183,877	346,751
Redemptions payable	30,665,109	37,828,712

Total liabilities	40,972,900	150,364,374

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 6,623.161 and 6,637.982 redeemable units outstanding at September 30, 2010 and December 31, 2009	16,144,485	15,893,851
Limited Partners - 559,257.306 and 706,905.488 redeemable units outstanding at September 30, 2010 and December 31, 2009	1,363,232,442	1,692,597,767

Total partners’ capital (Net Asset Value)	1,379,376,927	1,708,491,618

Total liabilities and partners’ capital (Net Asset Value)	$1,420,349,827	$1,858,855,992

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$62,265,579	$10,450,421	$16,858,737	$(98,941,018)
Change in unrealized	40,973,253	7,628,026	62,815,444	4,466,414
Brokerage commissions	(1,057,322)	(631,027)	(3,150,756)	(1,893,725)

Net gain (loss) from futures trading	102,181,510	17,447,420	76,523,425	(96,368,329)

Forward currency and options on forward currency trading gains (losses)
Realized	(14,158,295)	(4,788,900)	(26,530,018)	(10,585,535)
Change in unrealized	37,640,217	66,584,403	36,523,447	57,325,202
Brokerage commissions	(101,423)	(90,967)	(301,039)	(233,887)

Net gain (loss) from forward currency and options on forward currency trading	23,380,499	61,704,536	9,692,390	46,505,780

Total net trading gain (loss)	125,562,009	79,151,956	86,215,815	(49,862,549)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,857,255	862,133	4,774,525	1,301,843
Realized gain (loss) on fixed income securities	112,892	0	225,484	0
Change in unrealized gain (loss) on fixed income securities	294,629	472,625	607,247	472,625

Total investment income	2,264,776	1,334,758	5,607,256	1,774,468

Expenses
Brokerage fee	24,339,823	33,841,330	78,051,063	112,819,855
Operating expenses	545,766	586,057	1,934,883	1,333,933

Total expenses	24,885,589	34,427,387	79,985,946	114,153,788

Net investment income (loss)	(22,620,813)	(33,092,629)	(74,378,690)	(112,379,320)

NET INCOME (LOSS)	$102,941,196	$46,059,327	$11,837,125	$(162,241,869)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$173.36	$57.43	$18.35	$(189.08)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$175.83	$58.93	$43.20	$(183.16)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$11,837,125	$(162,241,869)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(99,946,139)	(62,264,241)
(Increase) decrease in restricted cash	(9,297,465)	83,927,379
(Increase) decrease in option premiums paid	3,052,336	(1,364,465)
Increase (decrease) in option premiums received	126,604	(2,071,498)
Increase (decrease) in payable for securities purchased	(99,998,667)	0
(Increase) decrease in interest receivable	1,054,459	(708,517)
(Increase) decrease in other assets	0	(20,688)
Increase (decrease) in accounts payable and accrued expenses	(2,062,224)	(3,504,313)
Purchases of investments in fixed income securities	(9,676,545,954)	(15,723,374,775)
Sales/maturities of investments in fixed income securities	10,258,520,430	15,159,796,279

Net cash from (for) operating activities	386,740,505	(711,826,708)

Cash flows from (for) financing activities
Redemption of units	(346,338,145)	(442,861,293)
Offering costs paid	(1,940,148)	(2,243,119)

Net cash from (for) financing activities	(348,278,293)	(445,104,412)

Net increase (decrease) in cash and cash equivalents	38,462,212	(1,156,931,120)

Cash and cash equivalents
Beginning of period	266,140,992	1,309,258,625

End of period	$304,603,204	$152,327,505

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$190,647,291	$138,228,442
Cash and cash equivalents	113,955,913	14,099,063

Total end of period cash and cash equivalents	$304,603,204	$152,327,505

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2010

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss) for the nine months ended September 30, 2010		303,744		11,533,381		11,837,125
Redemptions	(14.821)	(34,815)	(147,648.182)	(339,139,727)	(147,663.003)	(339,174,542)
Offering costs		(18,295)		(1,758,979)		(1,777,274)

Balances at September 30, 2010	6,623.161	$16,144,485	559,257.306	$1,363,232,442	565,880.467	$1,379,376,927

Nine Months Ended September 30, 2009

Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net income (loss) for the nine months ended September 30, 2009		(2,096,089)		(160,145,780)		(162,241,869)
Redemptions	(3,730.000)	(8,906,531)	(164,891.666)	(410,362,183)	(168,621.666)	(419,268,714)
Offering costs		(22,720)		(2,088,781)		(2,111,501)

Balances at September 30, 2009	6,637.982	$16,241,416	758,574.125	$1,856,030,392	765,212.107	$1,872,271,808

Net Asset Value per General and Limited Partner Unit
September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
$2,437.58	$2,394.38	$2,446.74	$2,629.90

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,261.75	$2,387.81	$2,394.38	$2,629.90

Income (loss) from operations:
Total net trading gains (losses) (1)	214.80	100.82	161.28	(49.73)
Net investment income (loss) (1)	(38.09)	(41.26)	(115.32)	(130.97)

Total net income (loss) from operations	176.71	59.56	45.96	(180.70)

Offering costs (1)	(0.88)	(0.63)	(2.76)	(2.46)

Net asset value per unit at end of period	$2,437.58	$2,446.74	$2,437.58	$2,446.74

Total Return (3)	7.77%	2.47%	1.80%	(6.96)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.30%	7.21%	7.25%	7.14%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.30%	7.21%	7.25%	7.14%

Net investment income (loss) (2),(4)	(6.63)%	(6.93)%	(6.75)%	(7.03)%

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
SEPTEMBER 30, 2010 (Unaudited)
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

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized at cost for financial reporting purposes.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2010, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Fund’s financial statements.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Fair Value at September 30, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,024,879,493	$0	$1,024,879,493
Other Financial Instruments
Exchange-traded futures contracts	58,238,327	0	0	58,238,327
Forward currency contracts	0	21,344,010	0	21,344,010
Options purchased	0	976,832	0	976,832
Options written	0	(1,090,632)	0	(1,090,632)

Total	$58,238,327	$1,046,109,703	$0	$1,104,348,030

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,606,246,718	$0	$1,606,246,718
Other Financial Instruments
Exchange-traded futures contracts	(4,577,117)	0	0	(4,577,117)
Forward currency contracts	0	(15,082,278)	0	(15,082,278)
Options purchased	0	4,062,722	0	4,062,722
Options written	0	(1,094,738)	0	(1,094,738)

Total	$(4,577,117)	$1,594,132,424	$0	$1,589,555,307

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes

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
SEPTEMBER 30, 2010 (Unaudited)
F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2010, and December 31, 2009, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $183,877 and $346,751, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $186,117 and $529,166, respectively.

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

Certain 2009 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation. Specifically, purchases and sales/maturities of fixed income securities are presented on a gross basis as components of cash flow from (for) operating activities.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
Note 5. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2010 and 2009.
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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the nine months ended September 30, 2010 and 2009, Campbell & Company received redemption fees of $0 and $11,966 respectively.
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2010 and December 31, 2009 was $179,990,523 and $266,982,272, respectively, which equals 13% and 16% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2010 and December 31, 2009 was $123,076,244 and $41,140,268, respectively, which equals 9% and 2% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with interbank market makers at September 30, 2010 was restricted cash for margin requirements of $9,297,465 which equals 1% of Net Asset Value. There was no restricted cash at December 31, 2009.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Gross unrealized gains	$75,279,778	$25,016,239	$202,531,922	$68,424,483
Gross unrealized losses	(17,041,451)	(29,593,356)	(180,891,406)	(83,307,411)

Net unrealized gain (loss)	$58,238,327	$(4,577,117)	$21,640,516	$(14,882,928)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
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

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	September 30, 2010	September 30, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$14,655,284	$(4,171,463)	$10,483,821
Energy Contracts	Equity in broker trading accounts	2,304,853	(2,914,790)	(609,937)
Metal Contracts	Equity in broker trading accounts	31,074,851	(3,235,215)	27,839,636
Stock Indices Contracts	Equity in broker trading accounts	4,977,346	(2,699,754)	2,277,592
Short-Term Interest Rate Contracts	Equity in broker trading accounts	7,298,693	(1,751,236)	5,547,457
Long Term Interest Rate Contracts	Equity in broker trading accounts	14,968,751	(2,268,993)	12,699,758
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	201,476,769	(180,132,759)	21,344,010
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	976,832	0	976,832
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,090,632)	(1,090,632)

Totals		$277,733,379	$(198,264,842)	$79,468,537

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$616,716	$(625,938)	$(9,222)
Energy Contracts	Equity in broker trading accounts	999,217	(200,472)	798,745
Metal Contracts	Equity in broker trading accounts	7,483,987	(6,054,517)	1,429,470
Stock Indices Contracts	Equity in broker trading accounts	13,693,321	(1,039,176)	12,654,145
Short-Term Interest Rate Contracts	Equity in broker trading accounts	276,225	(5,618,563)	(5,342,338)
Long Term Interest Rate Contracts	Equity in broker trading accounts	1,946,773	(16,054,690)	(14,107,917)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	66,727,508	(81,809,786)	(15,082,278)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	4,062,722	0	4,062,722
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,094,738)	(1,094,738)

Totals		$95,806,469	$(112,497,880)	$(16,691,411)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the three months and nine months periods ended September 30, 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	September 30, 2010	September 30, 2009
Agricultural Contracts	$41,575,421	$(2,712,614)
Energy Contracts	(22,267,880)	(21,928,205)
Metal Contracts	19,341,441	20,544,888
Stock Indices Contracts	9,582,962	39,637,152
Short-Term Interest Rate Contracts	9,076,204	3,106,421
Long Term Interest Rate Contracts	46,129,110	(20,583,409)
Forward Currency Contracts	25,509,446	60,372,823
Purchased Options on Forward Currency Contracts	(9,111,524)	(12,173,990)
Written Options on Forward Currency Contracts	7,084,000	13,596,671

Total	$126,919,180	$79,859,737

	Trading Revenue for	Trading Revenue for
	the Nine Months Ended	the Nine Months Ended
Type of Instrument	September 30, 2010	September 30, 2009
Agricultural Contracts	$39,039,673	$(2,712,614)
Energy Contracts	(81,649,254)	(17,492,421)
Metal Contracts	(4,065,375)	475,116
Stock Indices Contracts	(88,065,009)	(25,898,450)
Short-Term Interest Rate Contracts	103,083,225	(10,650,946)
Long Term Interest Rate Contracts	111,618,645	(38,988,767)
Forward Currency Contracts	20,560,069	15,885,429
Purchased Options on Forward Currency Contracts	(38,562,740)	(23,724,057)
Written Options on Forward Currency Contracts	27,996,100	54,578,296

Total	$89,955,334	$(48,528,414)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	September 30, 2010	September 30, 2009
Futures trading gains (losses):
Realized	$62,464,005	$10,436,208
Change in unrealized	40,973,253	7,628,026
Forward currency and options on forward currency trading gains (losses):
Realized	(14,158,295)	(4,788,900)
Change in unrealized	37,640,217	66,584,403

Total	$126,919,180	$79,859,737

	Trading Revenue for	Trading Revenue for
	the Nine Months Ended	the Nine Months Ended
Line Item in the Statement of Operations	September 30, 2010	September 30, 2009
Futures trading gains (losses):
Realized	$17,146,461	$(99,734,495)
Change in unrealized	62,815,444	4,466,414
Forward currency and options on forward currency trading gains (losses):
Realized	(26,530,018)	(10,585,535)
Change in unrealized	36,523,447	57,325,202

Total	$89,955,334	$(48,528,414)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
For the three months ended September 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 95,100 and 90,600 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $10,344,100,000 and $11,087,400,000 respectively.

For the nine months ended September 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 91,900 and 81,800 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $10,774,600,000 and $9,548,200,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2010, the latest maturity date for open futures contracts is December 2011, the latest maturity date for open forward currency contracts is December 2010, and the latest expiry date for options on forward currency contracts is October 2010. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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
Note 9. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedules of investments, as of September 30, 2010 and December 31, 2009, the statements of operations and financial highlights for the three months and nine months ended September 30, 2010 and 2009, and the statements of cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2010, and the results of operations and financial highlights for the three months and nine months ended September 30, 2010 and 2009, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2010 and 2009.
Note 10. SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Other than the following, there are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 were accepted during the continuing offering period ended June 13, 2008. Redemptions through September 30, 2010 total $5,113,487,977. The Fund commenced operations on April 18, 1994.
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
Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and options on forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures, forward currency and options on forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations
The returns for the nine months ending September 30, 2010 and 2009 were 1.80% and (6.96%), respectively. During the nine months ended September 30, 2010 and 2009, the Fund accrued brokerage fees in the amount of $78,051,063 and $112,819,855, respectively, and paid brokerage fees in the amount of $80,024,197 and $116,382,724, respectively. No performance fees were accrued or paid during this period.
2010
Of the 1.80% year to date return, approximately 7.23% was due to trading gain (before commissions) and approximately 0.38% due to investment income offset by approximately 5.81% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 8.23% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	14.94%
Currencies	0.85
Commodities	(2.81)
Stock Indices	(5.75)

7.23%

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
Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Fund experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Fund had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the Federal Reserve will need to keep interest rates low for an extended period.
The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contribute to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe and U.K., resulting in gains from the Trust’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Fund’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Fund’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the FOMC’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.

Asset prices during the month of September were driven by FOMC hinting that the Federal Reserve is ready and willing to undergo a second round of quantitative easing. While the U.S. Dollar and interest rates fell, equities and commodities rose significantly. Commodity trading was the dominant contributor to positive performance for the month, particularly in precious and base metals, grains and soft commodities. Gold prices reached all-time highs, while silver rallied 12% to levels not seen since the early 1980s. Aluminum and nickel prices also posted double-digit increases during the month. Elevated demand and weather-related supply concerns pushed sugar, cotton and corn prices up over 22%, 17% and 10%, respectively. While commodity trading was a strong driver, foreign exchange was also a material contributor to performance, particularly from commodity-linked currencies. The month brought U.S. dollar weakness against all major currencies as investors bet the Federal Reserve would implement a fresh round of asset purchases to jump-start the slowing U.S. economy. Smaller gains were recorded in the equity markets as prices surged higher on fewer concerns of a “double-dip” U.S. recession and a continued increase in M&A activity. Stocks in Asia took the lead, followed by the U.S. and Europe, which lagged due to ongoing sovereign debt level concerns. A portion of the Fund’s gains were offset by losses in fixed income markets as bond prices were extremely volatile during September.
2009
Of the 2009 year to date decrease of 6.96%, approximately 1.48% was due to trading losses (before commissions) and approximately 5.56% due to brokerage fees, operating expenses and offering costs borne by the Fund offset by approximately 0.08% due to interest income. An analysis of the 1.48% trading losses by sector is as follows:

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
The Fund’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the nine months ended September 30, 2010 and the year ended December 31, 2009.
September 30, 2010

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.31%	14.94%
Commodities	0.64%	(2.81)%
Stock Indices	0.55%	(5.75)%
Currencies	0.46%	0.85%

Aggregate/Total	1.68%	7.23%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the 1.80% return for the nine months ended September 30, 2010, approximately 7.23% was due to trading gains (before commissions) and approximately 0.38% due to investment income offset by approximately 5.81% due to brokerage fees, operating expenses and offering costs borne by the Fund.

December 31, 2009

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Currencies	0.90%	3.70%
Interest Rates	0.68%	(4.66)%
Stock Indices	0.45%	(0.46)%
Commodities	0.41%	(0.24)%

Aggregate/Total	1.62%	(1.66)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the (8.96)% return for the year ended December 31, 2009, approximately 1.66% was due to trading losses (before commissions) and approximately 7.44% due to brokerage fees, operating costs and offering costs borne by the Fund offset by approximately 0.14% due to investment income.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.
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
The following were the primary non-trading risk exposures of the Fund as of September 30, 2010.
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

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
          None
Item 1A. Risk Factors.
          None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None
Item 3. Defaults Upon Senior Securities.
          Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 15, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3
31.02	Certification by Chief Financial Officer	E 4 — E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E1