Form 10-K
period 2010-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2011-03-31
CIK 910467

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2010 Commission File Number 0-22260 and 2-84126
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
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2010 there were 543,054.528 Units of General and Limited Partnership Interest issued and outstanding.
Total number of pages 58. Consecutive page numbers on which exhibits commence: 1.

i

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
          The Registrant originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $2,500,000 and a maximum of $25,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on January 12, 1994. The Fund has since filed additional registration statements with the U.S. Securities and Exchange Commission to bring the sum of existing and offered Units of Limited Partnership Interest to a maximum of approximately $6,410,000,000 through December 2009. The Unit selling price during the initial offering period, which lasted for approximately 90 days, and ended on April 15, 1994, was $1,000. Since April 15, 1994, Units of Limited Partnership Interest of the Fund have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.
          Effective June 14, 2008, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc. and redemptions will continue to be offered on a monthly basis. On July 16, 2010, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. On August 6, 2010 the registration became effective.
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

Regulation
          Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Act requires “commodity pool operators,” and “commodity trading advisors,” such as Campbell & Company, and commodity brokers or “futures commission merchants,” such as the Registrant’s commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Registrant’s commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated there under. In the event Campbell & Company’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Registrant. Should Campbell & Company’s registration be suspended, termination of the Registrant might result.
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
     It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or effect of such restrictions on the trading advisor’s strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be detrimental to the Fund.
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
          The Registrant engages in financial instrument trading in approximately 50 financial instrument contracts on domestic and international markets. All of the Fund’s assets are currently allocated to the Financial, Metal & Energy Large Portfolio (“FME Large”). The FME Large Portfolio seeks exposure to financial markets, such as interest rates, foreign exchange and stock indices, as well as metals, energy products, soft commodities and other commodities. The FME Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The FME Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. As of December 2010, the percentage of component risk for each major sector was as follows: 36% to currencies, 23% to commodity products, 24% to stock indices and 17% to interest rates. The contracts traded by the Registrant will fluctuate from time to time.

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
     The Fund opened custodial accounts at The Northern Trust Company (the “Custodian”), and has granted the Cash Managers a limited power of attorney over such accounts. Such power of attorney gives the Cash Managers authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the trading advisor the Fund. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Managers on behalf of the Fund or other liquid funds of the Fund will be held in its custody accounts at the custodian. The Cash Managers will have no beneficial or other interest in the securities and cash in such custody accounts.
          The Fund has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment management LLC as cash manager, effective December 31, 2010.
Charges
          The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Brokerage Fee	The Fund will pay Campbell & Company a brokerage fee of up to 8% of the Fund’s month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees), irrespective of profitability, of which up to 1% is paid to the futures brokers and over-the-counter counterparties and 4% is paid to the selling agents. Campbell & Company retains the remaining 3%.

Campbell & Company	Performance Fee	Campbell & Company will be paid a quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Fund’s net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Offering Costs	Campbell & Company pays the Fund’s offering costs and is subsequently reimbursed by the Fund. Reimbursement of the Fund’s offering costs are limited to exceed 2.5% of the aggregate subscriptions accepted by Campbell & Company.

Cash Manager and Custodian Fees	Cash Management and Custody fees	Cash management and custodial fees for the Fund’s non-margin assets are estimated at 0.10% per annum based on the percentage of assets under management by the cash managers.
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

Your Investment Could Be Illiquid
     Futures, forward and option positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Fund from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Fund may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again from 2007—2009 there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Fund from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Fund. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.
Suspension of Redemptions
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
Market Disruptions: Governmental Intervention; The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)
     The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.
     The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the Fund. Market disruptions may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

     In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandate multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, Campbell & Company, and the markets in which they trade and invest. The Reform Act could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have material adverse impact on the profit potential of the Fund.
Speculative Position Limits
     The Commodity Futures Trading Commission (“CFTC”) and certain exchanges have established position limits on the maximum net long or short futures and options positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts and options traded on such exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts and options traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges. All trading accounts owned or managed by Campbell & Company acting on behalf of the Fund, its respective principals and affiliates will be combined for speculative position limit purposes. Because future position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, Campbell & Company and their principals are potentially subject to a conflict among the interests of all accounts the Fund and its principals control which are competing for shares of that limited number of contracts. Although Campbell & Company may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty risks than the regulated U.S. commodities exchanges. Campbell & Company may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by Campbell & Company, if required, could adversely affect the Fund’s operations and profitability. Such modification, if required, could require the Fund to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Fund. A violation of speculative position limits by the Fund could lead to regulatory action materially adverse to the Fund’s prospects for profitability.
     The CFTC has proposed and invited public comment regarding a new rule to implement speculative position limits for futures and options contracts in certain energy commodities. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. Depending on the outcome of this or any future CFTC regulatory action, the rules concerning speculative position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, the Fund’s ability to invest in additional commodity futures contracts may be limited to the extent these activities would cause the Fund to exceed the applicable speculative position limits.
     In addition, it is possible that the CFTC may propose new rules that would consider futures contracts underlying OTC transactions in calculating position limits. Such a change could alter, perhaps to a material extent the nature of an investment in the Fund to continue to implement its investment approach.

Over-the-Counter Transactions are Subject to Little, if Any, Regulation
     The Fund trades forward and option contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward and option contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided.
Over-the-Counter Transactions May Be Subject to the Risk of Counterparty Default
     The Fund faces the risk of non-performance by its counterparties to forward and option contracts and such non-performance may cause some or all of its gains to remain unrealized.
     Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case, the Fund could suffer significant losses on these contracts.
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Fund to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium as well as any commissions and fees) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options’ trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2009, this estimate had risen to approximately $213.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategies if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
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

Investors Will Not be Able to View the Fund’s Holdings on a Daily Basis, Which May Result in Unanticipated Losses
     Campbell & Company makes the Fund’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures brokers and over-the-counter counterparties, the Fund’s trading results are reported to limited partners monthly. Accordingly, an investment in the Fund does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. As a result, you may suffer unanticipated losses due to the Fund’s holdings.
Tax Risks
Investors are Taxed Based on Their Share of the Fund’s Profits
     Investors are taxed each year on their share of the Fund’s profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from the Fund. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
     All performance information included in this prospectus is presented on a pre-tax basis; the investors who experienced such performance had to pay the related taxes from other sources.
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
     Although the trading advisor regularly monitors the financial condition of the counterparties it uses, if one or more of the Fund’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act or the United States Bankruptcy Code), there exists the risk that the recovery of the Fund’s assets from such counterparty will be delayed or be of a value less than the value of the assets originally entrusted to such counterparty.
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
     Subject to the limit on selling agent compensation discussed in “Plan of Distribution — Items of Compensation Pursuant to FINRA Rule 2310”, selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.

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
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
          Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2010, there were 22,653 Partners in the Registrant and 543,054.528 Units of General and Limited Partnership Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unit holders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts
          The following summarized financial information is for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total Assets	$1,450,843	$1,858,856	$2,541,717	$3,999,585	$5,777,987
Total Partners’ Capital	1,417,846	1,708,492	2,455,894	3,803,392	5,654,540
Total Net Trading Gain (Loss) (includes brokerage commissions)	208,247	(56,051)	139,135	(620,158)	348,176
Net Income (Loss)	109,314	(199,877)	(24,940)	(739,180)	211,997
Net Income (Loss) Per General and Limited Partner Unit *	175.36	(240.77)	(21.87)	(440.33)	113.86
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	216.49	(235.52)	(40.75)	(458.41)	121.64
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2010 and 2009.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010	2010
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(45,962)	$6,616	$125,562	$122,031
Net Income (Loss)	(72,473)	(18,631)	102,941	97,477
Net Income (Loss) per General and Limited Partner Unit *	(103.56)	(29.05)	173.36	174.55
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(100.17)	(32.46)	175.83	173.29
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,294.21	2,261.75	2,437.58	2,610.87

*	-Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2009	2009	2009
Total Net Trading Gain (Loss) (includes brokerage commissions)	$8,220	$(137,234)	$79,151	$(6,188)
Net Income (Loss)	(34,226)	(174,076)	46,059	(37,634)
Net Income (Loss) per General and Limited Partner Unit *	(37.40)	(203.11)	57.43	(50.42)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(39.68)	(202.41)	58.93	(52.36)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,590.22	2,387.81	2,446.74	2,394.38

*	-Based on weighted average number of units outstanding during the period.

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
          The Fund has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment management LLC as cash manager, effective December 31, 2010.
     The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past 3 years, the Strategic Allocation Fund has not needed to liquidate any position as a result of a margin call.
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
Results of Operations
          The returns for the years ended December 31, 2010, 2009, and 2008 were 9.04%, (8.96)%, and (1.53)%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2010, 2009 and 2008, the Fund accrued brokerage fees in the amount of $103,070,192, $144,756,816 and $215,712,348, respectively, and paid brokerage fees in the amounts of $104,878,190, $149,311,800; and $224,173,238, respectively. No performance fees were accrued or paid during the years ended December 31, 2010, 2009 and 2008.
2010
          Of the 9.04% year to date return, approximately 16.31% was due to trading gain (before commissions) and approximately 0.46% due to investment income offset by approximately 7.73% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 16.31% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	12.22%
Commodities	3.30
Currencies	3.10
Stock Indices	(2.31)

16.31%

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
          March proved to be a very strong month for trends as the Fund’s long positions in energies and base metals benefited from prices moving higher on climbing global economic growth prospects. Global equity indices also provided gains for the Fund’s long positions as prices surged on renewed merger and acquisition activity, positive news centered on economic releases, and subdued fears regarding Greece’s finances. Marginal gains were recorded in the foreign exchange markets as the return of the carry trade pushed commodity linked currencies higher. Almost all central banks have acknowledged that the worst has passed; however, the lack of flexibility to induce fresh fiscal or monetary stimulus has forced a lower for longer interest rate policy globally. The Fund’s net gains were partially offset by losses in the fixed income markets from long positions in U.S. Treasury futures as prices fell during the month. In the U.S. fixed income market, heavy supply put pressure on bond prices, and U.S. Treasury yields were higher than swap yields for the first time on record.
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
          As European sovereign debt concerns persisted and China tightened credit in an attempt to cool overheating in its property sector, the decline in equity markets by the end of May was wide-spread across the U.S., Europe and Asia. The “flash crash” in the U.S. equities markets on May 6th added to the unsettling nature of equity market price behavior throughout the month. While the Fund experienced losses in equity indices, gains in fixed income help offset the flight from risky assets in favor of government debt. Commodity trading was difficult for the Fund, particularly in the Energy sector, as the complex fell in tandem with the equity markets until a late month bounce. While British Petroleum’s spill in the Gulf continued to flow uncontrollably, the disaster has not significantly affected the supply of oil into the U.S. to date. Along with the scare in Greece, the Euro came under pressure against the U.S. Dollar as comments from Federal Reserve Chairman Bernanke raised concerns over the Euro zone’s bank funding. The U.S. Dollar was, once again, viewed as a safe position trade as risk aversion, volatility and liquidity dominated currency markets contributing to gains in the foreign exchange sector for the Fund.

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
          Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Fund experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Fund had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the U.S. Federal Reserve will need to keep interest rates low for an extended period.
          The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contribute to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe and U.K., resulting in gains from the Fund’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Fund’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Fund’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the Federal Open Market Committee (“FOMC”) of the U.S. Federal Reserve’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.
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

          Financial markets in October were fixated on the U.S. Federal Reserve’s intentions to engage in a second round of Quantitative Easing (“QE2”). In September, markets began pricing in the anticipated QE2 stimulus, which clearly continued into October. Over the course of the month the U.S. Treasury markets shifted from speculating on a future deflationary environment to pricing in future inflation in the TIPS market. Perhaps the markets were reacting to Chairman Bernanke’s comments that inflation is too low and unemployment is too high. Commodity trading was a primary driver of gains for the Fund as silver and gold reached new highs mid-month, and zinc and copper surged higher in the base metal category. Sugar and cotton both rose over 22% on supply/demand imbalances, while grains continued their upward trend with corn leading the way in performance for the sector. The growing expectations of QE2 in the U.S., third quarter earnings that largely beat analyst estimates and market expectations for a congressional change of power at the mid-term elections, propelled the global equity markets higher. The Fund recorded strong gains in stock index trading, particularly in the U.S. and Europe. QE2 also took center stage in currency trading, allowing the Fund to benefit from a weaker U.S. Dollar against most major currencies. Asian-based currencies and commodity-linked currencies were, in particular, profitable. Minimal losses were recorded in the fixed income markets as positive intra-month economic data caused market participants to question if additional QE on a global level was warranted on such a massive scale.
          After much anticipation and debate, the second effort by the U.S. Federal Reserve to stimulate the U.S. economy through government bond purchases. Perhaps a case of “buy the rumor, sell the fact,” bond prices fell following the announcement and continued to fall for the remainder of the month generating losses for the Fund in fixed income trading. In currency trading, once QE2 was announced, the U.S. Dollar never looked back. The Fund’s short U.S. Dollar position was significantly reduced during the month; however, small losses in currency trading were incurred. In Europe, the Euro dropped below 1.30 for the first time in more than 10 weeks as speculation leaned toward a worsening debt crisis, and unemployment in the region rose to the highest level in more than 12 years. Commodities were volatile and mixed, generating small gains in the sector for Campbell on the month. Gains in energy trading and metals were dampened by losses in grains and soft commodities. While the energy complex made new highs for the year, primarily on the Chinese inflation story, cotton prices fell 26% from the mid-November high. It seems to be all about China these days as they attempt to dampen growth for fear of inflation. Equity trading was marginally positive despite mixed performance around the globe. While major U.S. indices finished slightly lower on the month, Japan’s Nikkei was up 8%, primarily driven by the weakening yen. Global Central Bank intervention has made trading based solely on macroeconomic measures difficult. The Fund’s models have naturally tilted to technical indicators until the value of fundamental information is once again relevant to asset prices. We find it quite advantageous to be a systematic investment manager as we navigate through this market volatility in search of opportunity.
          The appetite for risk based assets was clearly back in vogue during the month of December. Commodities were the strongest performing sector during the month for the Fund as the rally in energies, metals, soft commodities and grain markets continued. The petroleum and industrial metal complexes closed December near the year’s highs on steady demand and a healthy global economic picture. Cotton rallied over 25% during the month to finish up over 90% on the year. Additional gains were recorded in stock index trading as global equity markets staged a strong rally during the month on better than expected economic data, including strong consumer spending during the 2010 holiday season, and increased M&A activity. Despite signs of a stronger economy and higher interest rates, the U.S. Dollar weakened against all major currencies in December, fueling gains for the Fund in the currency sector. Commodity-linked currencies, in particular, enjoyed a strong rally with the Australian Dollar reaching its strongest level since 1982. Despite its strong year-to-date performance, Fixed Income was the only losing sector for the Fund in December, as economic conditions improved and Central Bank policies across the globe remained unchanged.

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
          The Fund completed the fourth quarter of 2008, one of the most volatile in market history, with a loss for the quarter of 2.23%, bringing the return for the year to (1.53) %.
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

The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2010, 2009 and 2008 and the trading gains/losses by market category for the years then ended.

	December 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.83%	3.30%
Stock Indices	0.48%	(2.31)%
Currencies	0.46%	3.10%
Interest Rates	0.45%	12.22%

Aggregate/Total	1.72%	16.31%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 9.04% return for the twelve months ended December 31, 2010, approximately 16.31% was due to trading gains (before commissions) and approximately 0.46% due to investment income offset by approximately 7.73% due to brokerage fees, operating expenses and offering costs borne by the Fund.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.70%
Interest Rates	0.68%	(4.66)%
Stock Indices	0.45%	(0.46)%
Commodities	0.41%	(0.24)%

Aggregate/Total	1.62%	(1.66)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2009, approximately 1.66% was due to trading losses (before commissions) and approximately 0.14% due to interest income offset by approximately 7.44% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (8.96)%.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.58)%
Interest Rates	0.30%	(4.62)%
Stock Indices	0.18%	8.58%
Commodities	0.05%	0.81%

Aggregate/Total	0.60%	4.19%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2008, approximately 4.19% was due to trading gains (before commissions) and approximately 1.76% due to interest income offset by approximately 7.48% due to brokerage fees, operating costs and offering costs borne by the Fund giving a net return of (1.53)%.
Material Limitations of Value at Risk as an Assessment of Market Risk
     The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
     VaR is not necessarily representative of historic risk nor should it be used to predict the Fund’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Fund’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.
Non-Trading Risk
          The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.
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
          The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

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
Metals
          The Fund’s metals market exposure is to fluctuations in the price of aluminum, platinum, gold, silver, copper, nickel and zinc.
Agricultural
          The Fund’s agricultural exposure is to the fluctuations of the price of wheat, corn, coffee, sugar, soy, hogs, cattle, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the non-trading risk exposures of the Fund as of December 31, 2010.

Foreign Currency Balances
          The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
          The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Horizon, has authority to make certain investments on behalf of the Fund. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.
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

Item 8. Financial Statements and Supplementary Data
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 42 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.
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
Item 9B. Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2010.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
          G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Chief Operating Officer in January 2010, was Vice President: Director of Operations from April 2007 to January 2010, Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. As Chief Operating Officer, he is involved in all operational aspects of the firm. In March 2010, Mr. Andrews was appointed to the firm’s Investment Committee, which is responsible for the management of the research and investment process at the firm. Mr. Andrews is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006. Mr. Andrews became listed as a Principal of Campbell & Company Investment Adviser LLC effective March 29, 2010.
          Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, a Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Ms. Becks is also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, Trustee, President, and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company, and president of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
          D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations in 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

          Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. Until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. In March 2010, Mr. Cleland was appointed to the firm’s Investment Committee, which is responsible for the management of the research and investment process at the firm. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland was an Associated Person, Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC from December 2005 to April 2007. Effective July 9, 2008, Mr. Cleland again became listed as a Principal of Campbell & Company Investment Adviser LLC.
          Gregory T. Donovan, born in 1972, has been employed by Campbell & Company since October 2006 as Chief Financial Officer and Treasurer since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a managing consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
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
          Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed Research Director in March 2010. Since he joined the firm, Mr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Mr. Hu was appointed to the firm’s Investment Committee, which is responsible for the management of the research and investment process at the firm. Mr. Hu holds a B.A. in Manufacturing Engineering from Changsha University of Technology in China. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers. Mr. Hu became listed as a Principal of Campbell & Company effective April 7, 2010.

          Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd is also the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.
          Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Director — Software Development and Research Operations in May 2010, was Director Research Operations and Trade Operations from January 2010 to May 2010, Research Operations — Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a Master’s of Science in Computer Science from South Dakota Schools of Mines and Technology and a Bachelor of Science in Computer Science from Minnesota State University Monkato. Mr. McBride became listed as a Principal of Campbell & Company effective May 25, 2010.
          Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., from February 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities Inc. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., from January 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities, Inc. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2010, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2010, Campbell & Company owned 6,602.933 Units of General Partnership Interest having a value of $17,239,400. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Amount and Nature
	Name of Beneficial	of Beneficial
Title of Class	Owner	Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, Inc.	6,602.933 Units	1.22% of Units outstanding
Item 13. Certain Relationships and Related Transactions, and Director Independence
          See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
          The principal accountant for the year ended December 31, 2010 and 2009 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2010 and 2009 were $160,763 and $121,500, respectively.

(b)	Audit Related Fees

The aggregate fees billed for professional services rendered by the principal accountant in connection with Sarbanes Oxley compliance for the years ended December 31, 2010 and 2009 were $0 and $16,900, respectively.

(c)	Tax Fees

None

(d)	All Other Fees

None

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 38 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document
3.01	Second Amended and Restated Agreement of Limited Partnership of the Registrant dated January 1, 2010. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-166320) filed on April 27, 2010).

3.02	Amended Certificate of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-166320) filed on April 27, 2010).

10.01	Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.02	Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 1 to the Registration Statement Form S-1 (No. 333-166320) filed on March 18, 2011).

10.03	Escrow Agreement between the Registrant and PNC Bank, National Association (formerly known as Mercantile Safe Deposit & Trust Company). (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-67164) filed on August 9, 1993).

10.04	Commodity Customer Agreement between the Registrant and UBS Securities LLC (Incorporated by reference to the respective exhibit to the Registrant’s Post — Effective Amendment No. 4 to the Registration Statement on Form S-1 (No. 333-119259) filed on August 15, 2007).

10.05	Commodity Customer Agreement between the Registrant and Goldman, Sachs & Co. (Incorporated by reference to the respective exhibit to the Registrant’s Post — Effective Amendment No. 4 to the Registration Statement on Form S-1 (No. 333-119259) filed on August 15, 2007).

10.06	Global Institutional Master Custody Agreement between the Registrant and The Northern Trust Company (Incorporated by reference to the respective exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-166320) filed on April 27, 2010).

10.07	International Swap Dealers Association, Inc. Master Agreement between the Registrant and The Royal Bank of Scotland plc (Incorporated by reference to the respective exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-166320) filed on April 27, 2010).

10.08	International Swap Dealers Association, Inc. Master Agreement between the Registrant and UBS AG (Incorporated by reference to the respective exhibit to Registrant’s Post-Effective Amendment Number 1 to the Registration Statement Form S-1 (No. 333-166320) filed on March 18, 2011).

Exhibit Number	Description of Document
10.09	Non-Custody Investment Advisory Agreement between the Registrant and Horizon Cash Management L.L.C. (Incorporated by reference to the respective exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-166320) filed on April 27, 2010).

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
By:	CAMPBELL & COMPANY, INC. General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Office and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., General Partner of the Registrant, indicated on March 31, 2011.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland
Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks
Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan
Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

CAMPBELL STRATEGIC ALLOCATION
FUND, L.P.
ANNUAL REPORT
December 31, 2010

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Strategic Allocation Fund, L.P.
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2010 and 2009, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 29, 2011

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2010
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Canada
	Financials (cost $14,545,000)	$14,557,945	1.03%

	United States
	Financials (cost $33,000,000)	$33,009,535	2.33%

	Total Bank Deposits (cost $47,545,000)	$47,567,480	3.36%

	Commercial Paper
	Australia
	Financials (cost $13,810,957)	$13,816,616	0.97%

	Netherlands
	Industrial (cost $20,508,143)	$20,554,351	1.45%

	Panama
	Consumer Discretionary (cost $32,994,474)	$32,994,307	2.33%

	United Kingdom
	Consumer Staples (cost $11,531,551)	$11,532,293	0.81%

	United States
	Consumer Discretionary	$115,527,505	8.15%
	Consumer Staples	$6,683,703	0.47%
	Energy	$43,103,277	3.04%
	Financials	$42,144,129	2.97%
	Health Care	$56,326,259	3.97%
	Industrial	$22,132,270	1.56%
	Municipal	$5,277,272	0.37%
	Services	$19,997,604	1.41%
	Utilities	$89,945,673	6.34%

	Total United States (cost $401,123,948)	$401,137,692	28.28%

	Total Commercial Paper (cost $479,969,073)	$480,035,259	33.84%

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2010

	Corporate Bonds
	United States
	Financials (cost $103,844,282)	$104,048,295	7.34%

	Government And Agency Obligations
	United States
	U.S. Government Agency
$19,400,000	Federal Home Loan Bank 0.625% Due 10/18/2012	$19,363,140	1.37%
$30,000,000	Federal Home Loan Bank 0.70% Due 04/18/2011	$30,041,550	2.12%
$25,000,000	Federal Home Loan Bank BD 0.40% Due 12/09/2011	$24,988,175	1.76%
$44,320,000	Federal Home Loan Bank BD 1.00% Due 02/28/2011	$44,348,055	3.13%
	Other	$94,000,068	6.63%
$75,000,000	U.S. Treasury Bills * Due 01/06/2011	$74,998,646	5.29%
$30,000,000	U.S. Treasury Bills * Due 01/06/2011	$29,999,528	2.12%
$75,000,000	U.S. Treasury Bills * Due 01/13/2011	$74,997,625	5.29%

	Total United States (cost $392,776,938)	$392,736,787	27.71%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $841)	$841	0.00%

	Total Fixed Income Securities (cost $1,024,136,134)	$1,024,388,662	72.25%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$9,251,944	0.65%
Energy	$3,035,710	0.21%
Metals	$10,794,183	0.76%
Stock indices	$(306,791)	(0.02)%
Short-term interest rates	$1,605,624	0.11%
Long-term interest rates	$192,278	0.01%

Total long futures contracts	$24,572,948	1.72%

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Condensed Schedule of Investments
December 31, 2010
SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(72,440)	(0.01)%
Energy	$(1,087,850)	(0.08)%
Metals	$(2,444,287)	(0.17)%
Stock indices	$243,953	0.02%
Short-term interest rates	$(33,297)	0.00%
Long-term interest rates	$(2,828,749)	(0.20)%

Total short futures contracts	$(6,222,670)	(0.44)%

Total futures contracts	$18,350,278	1.28%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$114,487,860	8.07%
Various short forward currency contracts	$(92,306,224)	(6.51)%

Total forward currency contracts	$22,181,636	1.56%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $4,537,333)	$6,243,013	0.44%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $988,402)	$(2,884,114)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Financial Condition
December 31, 2010 And 2009

	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$294,040,862	$224,803,378
Fixed income securities (cost $149,996,271 and $199,987,417, respectively)	149,996,271	199,987,417
Net unrealized gain (loss) on open futures contracts	18,350,278	(4,577,117)

Total equity in broker trading accounts	462,387,411	420,213,678

Cash and cash equivalents	78,868,811	41,337,614
Restricted cash deposits with forwards broker	4,324,051	0
Fixed income securities (cost $874,139,862 and $1,406,415,692, respectively)	874,392,391	1,406,259,301
Options purchased, at fair value (premiums paid — $4,537,333 and $4,023,342, respectively)	6,243,013	4,062,722
Net unrealized gain (loss) on open forward currency contracts	22,181,636	(15,082,278)
Interest receivable	2,445,265	2,064,955

Total assets	$1,450,842,578	$1,858,855,992

LIABILITIES
Accounts payable	$729,337	$642,518
Brokerage fee	8,438,643	10,246,641
Options written, at fair value (premiums received — $988,402 and $1,254,708, respectively)	2,884,114	1,094,738
Payable for securities purchased	0	99,998,667
Accrued commissions and other trading fees on open contracts	197,479	206,347
Offering costs payable	407,181	346,751
Redemptions payable	20,340,196	37,828,712

Total liabilities	32,996,950	150,364,374

PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 6,602.933 and 6,637.982 redeemable units outstanding at December 31, 2010 and December 31, 2009	17,239,400	15,893,851
Limited Partners - 536,451.595 and 706,905.488 redeemable units outstanding at December 31, 2010 and December 31, 2009	1,400,606,228	1,692,597,767

Total partners’ capital (Net Asset Value)	1,417,845,628	1,708,491,618

Total liabilities and partners’ capital (Net Asset Value)	$1,450,842,578	$1,858,855,992

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Operations
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$148,839,263	$(112,411,933)	$179,004,073
Change in unrealized	22,927,395	(4,783,274)	(25,817,098)
Brokerage commissions	(3,891,505)	(2,454,792)	(3,568,175)

Net gain (loss) from futures trading	167,875,153	(119,649,999)	149,618,800

Forward currency and options on forward currency trading gains (losses)
Realized	3,896,625	89,537,760	(108,527,108)
Change in unrealized	36,874,532	(25,596,790)	98,446,709
Brokerage commissions	(399,579)	(342,095)	(403,740)

Net gain (loss) from forward currency and options on forward currency trading	40,371,578	63,598,875	(10,484,139)

Total net trading gain (loss)	208,246,731	(56,051,124)	139,134,661

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	5,991,912	3,038,024	53,353,643
Realized gain (loss) on fixed income securities	246,697	(27,242)	0
Change in unrealized gain (loss) on fixed income securities	408,921	(156,391)	0

Total investment income	6,647,530	2,854,391	53,353,643

Expenses
Brokerage fee	103,070,192	144,756,816	215,712,348
Operating expenses	2,509,570	1,923,333	1,715,745

Total expenses	105,579,762	146,680,149	217,428,093

Net investment income (loss)	(98,932,232)	(143,825,758)	(164,074,450)

NET INCOME (LOSS)	$109,314,499	$(199,876,882)	$(24,939,789)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the year)	$175.36	$(240.77)	$(21.87)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$216.49	$(235.52)	$(40.75)

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Cash Flows
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$109,314,499	$(199,876,882)	$(24,939,789)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(60,210,848)	30,536,455	(72,629,611)
(Increase) decrease in restricted cash	(4,324,051)	83,927,379	(83,927,379)
(Increase) decrease in option premiums paid	(513,991)	(3,054,341)	7,018,555
Increase (decrease) in option premiums received	(266,306)	(2,282,644)	(947,652)
Increase (decrease) in payable for securities purchased	(99,998,667)	99,998,667	0
(Increase) decrease in interest receivable	(380,310)	(2,023,257)	1,054,378
Increase (decrease) in accounts payable and accrued expenses	(1,730,047)	(4,488,787)	(9,173,661)
Purchases of investments in fixed income securities	(35,667,260,751)	(40,166,114,624)	(16,083,601,682)
Sales/maturities of investments in fixed income securities	36,249,527,728	39,696,646,185	18,485,000,000

Net cash from (for) operating activities	524,157,256	(466,731,849)	2,217,853,159

Cash flows from (for) financing activities
Addition of units	0	0	38,172,639
Redemption of units	(414,772,914)	(573,627,818)	(1,457,812,994)
Offering costs paid	(2,615,661)	(2,757,966)	(5,142,749)

Net cash from (for) financing activities	(417,388,575)	(576,385,784)	(1,424,783,104)

Net increase (decrease) in cash and cash equivalents	106,768,681	(1,043,117,633)	793,070,055

Cash and cash equivalents
Beginning of year	266,140,992	1,309,258,625	516,188,570

End of year	$372,909,673	$266,140,992	$1,309,258,625

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$294,040,862	$224,803,378	$1,278,536,649
Cash and cash equivalents	78,868,811	41,337,614	30,721,976

Total end of year cash and cash equivalents	$372,909,673	$266,140,992	$1,309,258,625

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Statements of Changes in Partners’ Capital (Net Asset Value)
For The Years Ended December 31, 2010, 2009 And 2008

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2007	19,227.982	$51,351,210	1,404,914.962	$3,752,040,355	1,424,142.944	$3,803,391,565

Net income (loss)		(239,626)		(24,700,163)		(24,939,789)
Additions	0.000	0	14,098.315	38,088,526	14,098.315	38,088,526
Redemptions	(8,860.000)	(23,787,863)	(495,547.486)	(1,332,065,532)	(504,407.486)	(1,355,853,395)
Offering costs		(56,965)		(4,736,050)		(4,793,015)

Balances at December 31, 2008	10,367.982	27,266,756	923,465.791	2,428,627,136	933,833.773	2,455,893,892

Net income (loss)		(2,437,542)		(197,439,340)		(199,876,882)
Redemptions	(3,730.000)	(8,906,531)	(216,560.303)	(535,824,108)	(220,290.303)	(544,730,639)
Offering costs		(28,832)		(2,765,921)		(2,794,753)

Balances at December 31, 2009	6,637.982	15,893,851	706,905.488	1,692,597,767	713,543.470	1,708,491,618

Net income (loss)		1,462,157		107,852,342		109,314,499
Redemptions	(35.049)	(87,627)	(170,453.893)	(397,196,771)	(170,488.942)	(397,284,398)
Offering costs		(28,981)		(2,647,110)		(2,676,091)
Balances at December 31, 2010

	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net Asset Value per General and Limited Partner Unit

December 31, 2010	December 31, 2009	December 31, 2008
$2,610.87	$2,394.38	$2,629.90

See Accompanying Notes to Financial Statements.

Campbell Strategic Allocation Fund, L.P.
Financial Highlights
For The Years Ended December 31, 2010, 2009 And 2008
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2010, 2009 and 2008. This information has been derived from information presented in the financial statements.

	2010	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,394.38	$2,629.90	$2,670.65

Income (loss) from operations:
Total net trading gains (losses)(1)	379.49	(58.90)	107.33
Net investment income (loss)(1)	(158.71)	(173.25)	(143.88)

Total net income (loss) from operations	220.78	(232.15)	(36.55)

Offering costs (1)	(4.29)	(3.37)	(4.20)

Net asset value per unit at end of year	$2,610.87	$2,394.38	$2,629.90

Total Return	9.04%	(8.96)%	(1.53)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.26%	7.16%	7.19%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.26%	7.16%	7.19%

Net investment income (loss) (2)	(6.81)%	(7.02)%	(5.43)%

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
December 31, 2010
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

On July 16, 2010, a registration statement was filed with the Securities and Exchange Commission to reopen the Fund to existing investors. On August 6, 2010, the registration statement became effective.

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
December 31, 2010
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management does not expect that the adoption of the remaining provisions will have a material impact on the Fund’s financial statement disclosures.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2010
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,024,388,662	$0	$1,024,388,662
Other Financial Instruments
Exchange-traded futures contracts	18,350,278	0	0	18,350,278
Forward currency contracts	0	22,181,636	0	22,181,636
Options purchased	0	6,243,013	0	6,243,013
Options written	0	(2,884,114)	0	(2,884,114)

Total	$18,350,278	$1,049,929,197	$0	$1,068,279,475

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,606,246,718	$0	$1,606,246,718
Other Financial Instruments
Exchange-traded futures contracts	(4,577,117)	0	0	(4,577,117)
Forward currency contracts	0	(15,082,278)	0	(15,082,278)
Options purchased	0	4,062,722	0	4,062,722
Options written	0	(1,094,738)	0	(1,094,738)

Total	$(4,577,117)	$1,594,132,424	$0	$1,589,555,307

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 7. See Condensed Schedule of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2010, and December 31, 2009, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $407,181 and $346,751, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2010
If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $414,245 and $529,166, respectively.

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

Certain 2009 and 2008 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation. Specifically, purchases and sales/maturities of fixed income securities are presented on a gross basis as components of cash flow from (for) operating activities.
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
December 31, 2010
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
In December 2010, the Fund terminated the Non-Custody Investment Advisory Agreement with Wilmington Trust Investment Management LLC as cash manager and transferred the funds to Horizon Cash Management to manage for the Fund.
Note 4. DEPOSITS WITH BROKERS
The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.
Note 5. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2010, 2009 and 2008.
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
Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the years ended December 31, 2010 and 2009, Campbell & Company received redemption fees of $0 and $11,966 respectively.
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, ‘derivatives’). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates, stock index values, as well as metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2010
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2010 and 2009 was $179,995,799 and $266,982,272, respectively, which equals 13% and 16% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2010 and December 31, 2009 was $83,046,799 and $41,140,268, respectively, which equals 6% and 2% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at December 31, 2010 and December 31, 2009 was restricted cash for margin requirements of $4,324,051 and $0 respectively, which equals 0.3% and 0.0% of Net Asset Value respectively.

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

The Fund has adopted the provisions of ASC 815, Derivatives and Hedging, (‘ASC 815’). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2010 and 2009 is as follows:

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2010

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$9,610,969	$(431,465)	$9,179,504
Energy Contracts	Equity in broker trading accounts	4,023,972	(2,076,112)	1,947,860
Metal Contracts	Equity in broker trading accounts	10,873,440	(2,523,544)	8,349,896
Stock Indices Contracts	Equity in broker trading accounts	3,772,491	(3,835,329)	(62,838)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,682,213	(109,886)	1,572,327
Long Term Interest Rate Contracts	Equity in broker trading accounts	433,641	(3,070,112)	(2,636,471)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	119,656,649	(97,475,013)	22,181,636
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	6,243,013	0	6,243,013
Written Options on Forward Currency Contracts	Options written, at fair value	0	(2,884,114)	(2,884,114)

Totals		$156,296,388	$(112,405,575)	$43,890,813

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$616,716	$(625,938)	$(9,222)
Energy Contracts	Equity in broker trading accounts	999,217	(200,472)	798,745
Metal Contracts	Equity in broker trading accounts	7,483,987	(6,054,517)	1,429,470
Stock Indices Contracts	Equity in broker trading accounts	13,693,321	(1,039,176)	12,654,145
Short-Term Interest Rate Contracts	Equity in broker trading accounts	276,225	(5,618,563)	(5,342,338)
Long Term Interest Rate Contracts	Equity in broker trading accounts	1,946,773	(16,054,690)	(14,107,917)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	66,727,508	(81,809,786)	(15,082,278)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	4,062,722	0	4,062,722
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,094,738)	(1,094,738)

Totals		$95,806,469	$(112,497,880)	$(16,691,411)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2010 and 2009 is as follows:

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2010

	Trading Revenue for	Trading Revenue for
	the Twelve Months Ended	the Twelve Months Ended
Type of Instrument	December 31, 2010	December 31, 2009
Agricultural Contracts	$65,085,111	$(6,276,313)
Energy Contracts	(63,568,714)	(25,247,449)
Metal Contracts	36,273,866	23,508,827
Stock Indices Contracts	(40,852,060)	(18,689,689)
Short-Term Interest Rate Contracts	86,249,585	(12,593,188)
Long Term Interest Rate Contracts	88,987,922	(78,495,735)
Forward Currency Contracts	54,102,020	36,462,662
Purchased Options on Forward Currency Contracts	(46,723,620)	(41,245,310)
Written Options on Forward Currency Contracts	33,392,757	68,723,618

Total	$212,946,867	$(53,852,577)

	Trading Revenue for	Trading Revenue for
	the Twelve Months Ended	the Twelve Months Ended
Line Item in the Statement of Operations	December 31, 2010	December 31, 2009
Futures trading gains (losses):
Realized	$149,248,315	$(113,010,273)
Change in unrealized	22,927,395	(4,783,274)
Forward currency and options on forward currency trading gains (losses):
Realized	3,896,625	89,537,760
Change in unrealized	36,874,532	(25,596,790)

Total	$212,946,867	$(53,852,577)

For the twelve months ended December 31, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 86,000 and 85,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $10,238,700,000 and $10,284,500,000 respectively.

Open contracts generally mature within three months; as of December 31, 2010, the latest maturity date for open futures contracts is March 2012, the latest maturity date for open forward currency contracts is March 2011, and the latest expiry date for options on forward currency contracts is January 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell Strategic Allocation Fund, L.P.
Notes to Financial Statements
December 31, 2010
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per ‘risk unit’ of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating ‘stop-loss’ points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.
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
Note 9. SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E-1