Form 10-Q
period 2011-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2011-05-16
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 (Unaudited)	3-7

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010 (Unaudited)	8

	Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	9

	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	10

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	11

	Financial Highlights for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	12

	Notes to Financial Statements (Unaudited)	13-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25-30

Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Canada
	Financials (cost $56,545,000)	$56,577,063	4.39%

	United States
	Financials (cost $55,000,000)	$55,019,251	4.27%

	Total Bank Deposits (cost $111,545,000)	$111,596,314	8.66%

	Commercial Paper
	Australia
	Financials (cost $13,823,128)	$13,827,341	1.07%

	Netherlands
	Industrial (cost $20,546,109)	$20,570,397	1.60%

	United States
	Consumer Discretionary	$101,523,253	7.87%
	Consumer Staples	$83,648,454	6.49%
	Financials	$84,185,163	6.53%
	Health Care	$43,000,000	3.33%
	Health Care
$35,500,000	United Helathcare Corp DISC COML Paper Due 04/01/2011	$35,499,755	2.75%
$40,000,000	United Helathcare Corp DISC COML Paper Due 04/08/2011	$39,997,752	3.10%
	Industrial	$9,126,000	0.71%
	Services	$6,999,508	0.54%

	Total United States (cost $403,934,695)	$403,979,885	31.32%

	Total Commercial Paper (cost $438,303,932)	$438,377,623	33.99%

	Corporate Bonds
	United States
	Financials	$89,843,610	6.97%
	Health Care	$38,929,881	3.02%

	Total United States (cost $128,442,634)	$128,773,491	9.99%

	Government And Agency Obligations
	United States
	U.S. Government Agency
$25,000,000	Federal Home LN MTG Corp BD 1.0 Due 02/25/2013	$24,956,950	1.94%
$10,000,000	FHLMC 0.85 Due 12/14/2012	$9,976,810	0.77%
$40,000,000	FHLMC NT 1.0 Due 01/28/2013	$39,971,200	3.10%
	Other	$93,542,894	7.25%
$120,000,000	U.S. Treasury Bills * Due 05/05/2011	$119,994,900	9.30%
$55,000,000	U.S. Treasury Bills * Due 06/30/2011	$54,990,375	4.26%
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Unaudited)

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
$75,000,000	U.S. Treasury Bills * Due 04/07/2011	$74,999,187	5.82%

	Total United States (cost $418,565,774)	$418,432,316	32.44%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $342)	$342	0.00%

	Total Fixed Income Securities (cost $1,096,857,682)	$1,097,180,086	85.08%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$1,816,819	0.14%
Energy	$5,436,484	0.42%
Metals	$2,083,049	0.16%
Stock indices	$5,235,905	0.41%
Short-term interest rates	$(2,398,413)	(0.19)%
Long-term interest rates	$(7,356,287)	(0.57)%

Total long futures contracts	$4,817,557	0.37%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(632,605)	(0.05)%
Metals	$(2,970,072)	(0.23)%
Stock indices	$(322,345)	(0.02)%
Short-term interest rates	$2,404,005	0.19%
Long-term interest rates	$699,417	0.05%

Total short futures contracts	$(821,600)	(0.06)%

Total futures contracts	$3,995,957	0.31%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$31,684,080	2.46%
Various short forward currency contracts	$(41,055,866)	(3.18)%

Total forward currency contracts	$(9,371,786)	(0.72)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $2,886,584)	$5,153,924	0.40%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $1,645,658)	$(2,656,276)	(0.21)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
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
DECEMBER 31, 2010 (Unaudited)

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
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $988,402)	$(2,884,114)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2011 and December 31, 2010 (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Equity in broker trading accounts
Cash	$275,141,848	$294,040,862
Fixed income securities (cost $194,994,087 and $149,996,271, respectively)	194,994,087	149,996,271
Net unrealized gain (loss) on open futures contracts	3,995,957	18,350,278

Total equity in broker trading accounts	474,131,892	462,387,411

Cash and cash equivalents	34,961,179	78,868,811
Restricted cash deposits with forwards broker	31,473,879	4,324,051
Fixed income securities (cost $901,863,595 and $874,139,862, respectively)	902,185,999	874,392,391
Options purchased, at fair value (premiums paid — $2,886,584 and $4,537,333, respectively)	5,153,924	6,243,013
Net unrealized gain (loss) on open forward currency contracts	(9,371,786)	22,181,636
Interest receivable	760,973	2,445,265

Total assets	$1,439,296,060	$1,450,842,578

LIABILITIES
Accounts payable	$395,430	$729,337
Brokerage fee	7,674,939	8,438,643
Options written, at fair value (premiums received — $1,645,658 and $988,402, respectively)	2,656,276	2,884,114
Payable for securities purchased	119,994,900	0
Accrued commissions and other trading fees on open contracts	310,262	197,479
Offering costs payable	235,281	407,181
Redemptions payable	18,375,643	20,340,196

Total liabilities	149,642,731	32,996,950

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 4,330.602 and 6,602.933 redeemable units outstanding at March 31, 2011 and December 31, 2010	10,678,788	17,239,400
Limited Partners — 518,666.244 and 536,451.595 redeemable units outstanding at March 31, 2011 and December 31, 2010	1,278,974,541	1,400,606,228

Total partners’ capital (Net Asset Value)	1,289,653,329	1,417,845,628

Total liabilities and partners’ capital (Net Asset Value)	$1,439,296,060	$1,450,842,578

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(13,044,309)	$(69,962,051)
Change in unrealized	(14,354,321)	37,483,652
Brokerage commissions	(887,321)	(1,118,997)

Net gain (loss) from futures trading	(28,285,951)	(33,597,396)

Forward currency and options on forward currency trading gains (losses)
Realized	5,957,690	(29,088,325)
Change in unrealized	(30,106,668)	16,827,346
Brokerage commissions	(130,483)	(103,881)

Net gain (loss) from forward currency and options on forward currency trading	(24,279,461)	(12,364,860)

Total net trading gain (loss)	(52,565,412)	(45,962,256)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,158,300	1,561,540
Realized gain (loss) on fixed income securities	4,739	(5,487)
Change in unrealized gain (loss) on fixed income securities	69,874	455,115

Total investment income	1,232,913	2,011,168

Expenses
Brokerage fee	24,235,629	27,783,387
Operating expenses	550,731	738,894

Total expenses	24,786,360	28,522,281

Net investment income (loss)	(23,553,447)	(26,511,113)

NET INCOME (LOSS)	$(76,118,859)	$(72,473,369)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(141.65)	$(103.56)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(144.98)	$(100.17)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(76,118,859)	$(72,473,369)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	44,391,115	(54,766,113)
(Increase) decrease in restricted cash	(27,149,828)	0
(Increase) decrease in option premiums paid	1,650,749	800,061
Increase (decrease) in option premiums received	657,256	(54,954)
Increase (decrease) in payable for securities purchased	119,994,900	(99,998,667)
(Increase) decrease in interest receivable	1,684,292	909,974
Increase (decrease) in accounts payable and accrued expenses	(984,828)	(1,167,042)
Purchases of investments in fixed income securities	(10,493,211,325)	(13,612,873,948)
Sales/maturities of investments in fixed income securities	10,420,489,775	13,825,497,204

Net cash from (for) operating activities	(8,596,753)	(14,126,854)

Cash flows from (for) financing activities
Redemption of units	(53,348,078)	(102,959,521)
Offering costs paid	(861,815)	(754,311)

Net cash from (for) financing activities	(54,209,893)	(103,713,832)

Net increase (decrease) in cash and cash equivalents	(62,806,646)	(117,840,686)

Cash and cash equivalents
Beginning of period	372,909,673	266,140,992

End of period	$310,103,027	$148,300,306

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$275,141,848	$115,761,597
Cash and cash equivalents	34,961,179	32,538,709

Total end of period cash and cash equivalents	$310,103,027	$148,300,306

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2011

Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss) for the three months ended March 31, 2011		(553,140)		(75,565,719)		(76,118,859)
Redemptions	(2,272.331)	(5,999,999)	(17,785.351)	(45,383,526)	(20,057.682)	(51,383,525)
Offering costs		(7,473)		(682,442)		(689,915)

Balances at March 31, 2011	4,330.602	$10,678,788	518,666.244	$1,278,974,541	522,996.846	$1,289,653,329

Three Months Ended March 31, 2010

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss) for the three months ended March 31, 2010		(659,190)		(71,814,179)		(72,473,369)
Redemptions	0.000	0	(51,758.059)	(117,142,123)	(51,758.059)	(117,142,123)
Offering costs		(5,736)		(598,651)		(604,387)

Balances at March 31, 2010	6,637.982	$15,228,925	655,147.429	$1,503,042,814	661,785.411	$1,518,271,739

Net Asset Value per General and Limited Partner Unit
March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
$2,465.89	$2,610.87	$2,294.21	$2,394.38

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended
	March 31,
	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,610.87	$2,394.38

Income (loss) from operations:
Total net trading gains (losses) (1)	(99.87)	(61.43)
Net investment income (loss) (1)	(43.83)	(37.88)

Total net income (loss) from operations	(143.70)	(99.31)

Offering costs (1)	(1.28)	(0.86)

Net asset value per unit at end of period	$2,465.89	$2,294.21

Total Return (3)	(5.55)%	(4.18)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.19%	7.15%
Performance fee (3)	0.00%	0.00%

Total expenses	7.19%	7.15%

Net investment income (loss) (2),(4)	(6.83)%	(6.65)%

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
MARCH 31, 2011 (Unaudited)
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
Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, “Offsetting — Balance Sheet”. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
The Fund follows the provisions of ASC 820, “Fair Value Measurements and Disclosures,” as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2011, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Fund’s financial statement disclosures.
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value at March 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,097,180,086	$0	$1,097,180,086
Other Financial Instruments
Exchange-traded futures contracts	3,995,957	0	0	3,995,957
Forward currency contracts	0	(9,371,786)	0	(9,371,786)
Options purchased	0	5,153,924	0	5,153,924
Options written	0	(2,656,276)	0	(2,656,276)

Total	$3,995,957	$1,090,305,948	$0	$1,094,301,905

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,024,388,662	$0	$1,024,388,662
Other Financial Instruments
Exchange-traded futures contracts	18,350,278	0	0	18,350,278
Forward currency contracts	0	22,181,636	0	22,181,636
Options purchased	0	6,243,013	0	6,243,013
Options written	0	(2,884,114)	0	(2,884,114)

Total	$18,350,278	$1,049,929,197	$0	$1,068,279,475

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
Management has continued to evaluate the application of ASC 740, “Income Taxes,” to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
F.	Offering Costs
Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2011, and December 31, 2010, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $235,281 and $407,181, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $237,578 and $414,245, respectively.
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
In December 2010, the Fund terminated the Non-Custody Investment Advisory Agreement with Wilmington Trust Invesment Management LLC as cash manager and transferred the funds to Horizon Cash Management to manage for the Fund.
Note 4. DEPOSITS WITH BROKERS
The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.
Note 5. OPERATING EXPENSES
Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2011 and 2010.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
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
Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the three months ended March 31, 2011 and 2010, Campbell & Company received redemption fees of $0 and $0 respectively.
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agricultural values. A secondary emphasis is on metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2011 and December 31, 2010 was $1,097,180,086 and $179,995,799, respectively, which equals 85% and 13% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2011 and December 31, 2010 was $66,284,021 and $83,046,799, respectively, which equals 5% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2011 and December 31, 2010 was restricted cash for margin requirements of $31,473,879 and $4,324,051 respectively, which equals 2% and 0% of Net Asset Value respectively.
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
The Fund has adopted the provisions of ASC 815, “Derivatives and Hedging,” (ASC 815). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2011 and December 31, 2010 is as follows:

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2011	March 31, 2011
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$3,843,651	$(2,659,437)	$1,184,214
Energy Contracts	Equity in broker trading accounts	5,437,055	(571)	5,436,484
Metal Contracts	Equity in broker trading accounts	4,884,533	(5,771,556)	(887,023)
Stock Indices Contracts	Equity in broker trading accounts	5,658,328	(744,768)	4,913,560
Short-Term Interest Rate Contracts	Equity in broker trading accounts	2,483,527	(2,477,935)	5,592
Long-Term Interest Rate Contracts	Equity in broker trading accounts	1,119,707	(7,776,577)	(6,656,870)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	82,359,860	(91,731,646)	(9,371,786)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	5,153,924	0	5,153,924
Written Options on Forward Currency Contracts	Options written, at fair value	0	(2,656,276)	(2,656,276)

Totals		$110,940,585	$(113,818,766)	$(2,878,181)

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$9,610,969	$(431,465)	$9,179,504
Energy Contracts	Equity in broker trading accounts	4,023,972	(2,076,112)	1,947,860
Metal Contracts	Equity in broker trading accounts	10,873,440	(2,523,544)	8,349,896
Stock Indices Contracts	Equity in broker trading accounts	3,772,491	(3,835,329)	(62,838)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,682,213	(109,886)	1,572,327
Long-Term Interest Rate Contracts	Equity in broker trading accounts	433,641	(3,070,112)	(2,636,471)
	Net unrealized gain (loss) on
Forward Currency Contracts	open forward currency contracts	119,656,649	(97,475,013)	22,181,636
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	6,243,013	0	6,243,013
Written Options on Forward Currency Contracts	Options written, at fair value	0	(2,884,114)	(2,884,114)

Totals		$156,296,388	$(112,405,575)	$43,890,813

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2011 and 2010 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	March 31, 2011	March 31, 2010
Agricultural Contracts	$630,090	$197,469
Energy Contracts	27,856,636	(13,864,180)
Metal Contracts	(6,094,793)	(13,930,579)
Stock Indices Contracts	(25,455,550)	(32,696,583)
Short-Term Interest Rate Contracts	(15,944,164)	49,231,741
Long Term Interest Rate Contracts	(8,362,041)	(21,356,493)
Forward Currency Contracts	(12,496,855)	(4,145,403)
Purchased Options on Forward Currency Contracts	(19,009,179)	(17,952,291)
Written Options on Forward Currency Contracts	7,357,056	9,836,715

Total	$(51,518,800)	$(44,679,604)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	March 31, 2011	March 31, 2010
Futures trading gains (losses):
Realized	$(13,015,501)	$(69,902,277)
Change in unrealized	(14,354,321)	37,483,652
Forward currency and options on forward currency trading gains (losses):
Realized	5,957,690	(29,088,325)
Change in unrealized	(30,106,668)	16,827,346

Total	$(51,518,800)	$(44,679,604)

For the three months ended March 31, 2011 and 2010 the monthly average of futures contracts bought and sold was approximately 73,700 and 94,900 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $12,337,200,000 and $11,513,300,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2011, the latest maturity date for open futures contracts is June 2012, the latest maturity date for open forward currency contracts is June 2011, and the latest expiry date for options on forward currency contracts is April 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Fund’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2011 and December 31, 2010, and the statements of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2011, and the results of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 and 2010.
Note 10. SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994, and the initial offering terminated on April 15, 1994 with proceeds of $9,692,439. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 were accepted during the continuing offering period ended June 13, 2008. Redemptions through March 31, 2011 total $5,222,981,357. The Fund commenced operations on April 18, 1994.
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
Capital Resources
Effective June 14, 2008, units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, and redemptions will continue to be offered on a monthly basis.
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
The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Funds’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Horizon do not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.
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

Results of Operations
The returns for the three months ending March 31, 2011 and 2010 were (5.55)% and (4.18%), respectively. During the three months ended March 31, 2011 and 2010, the Fund accrued brokerage fees in the amount of $24,235,629 and $27,783,387, respectively, and paid brokerage fees in the amount of $24,999,333 and $28,816,297, respectively. No performance fees were accrued or paid during this period.
2011
Of the (5.55)% year to date return, approximately 3.37% was due to trading gain (before commissions) and approximately (7.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately (1.71)% due to investment loss. An analysis of the 3.37% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.22%
Currencies	0.05
Stock Indices	0.05
Interest Rates	0.05

3.37%

2011 started with global equities trending higher, fueled by improving U.S. labor market conditions, a “pro-business” move toward the center by President Obama, stronger corporate earnings and a general rotation from fixed income into stocks. The Fund’s long equity positions made the sector the best performer for the month, in the face of such a rising global equity environment. Commodity trading also produced gains for the month from the Fund’s long positions in agricultural and energy contracts. Most energy contracts exploded to 24 month highs on strong global demand due to cold weather in the U.S. / U.K. and civil unrest in the Middle East. Cotton started 2011 up over 16% for the month of January on surging demand from the world’s biggest consumer, China. Currency trading on the month proved difficult as the Fund’s short position in the U.S. Dollar generated losses as emerging market risk aversion was prompted by the Egyptian anti-government protests. Additional losses were recorded in the fixed income markets from the Fund’s long position in short-term European rates. The bond market was choppy during the first part of January until concerns were raised about Euro-zone inflation, causing a sell-off in short-term rates as market participants began pricing in future rate hikes.
In February, Geo-political concerns, centering on the growing Middle East/North African (MENA) populist uprising, overwhelmed commodity markets. This regional tension generated significant price movements in the energy sector fueling gains for the Fund. Precious Metals, including gold and silver, were also strong contributors, along with soft commodities such as cotton (+17% during February) and coffee as they continued their upward trends. Despite the MENA unrest, additional gains were recorded in equity trading on improving macroeconomic data supporting the global recovery theme. Currency trading took its cue from the energy complex during the month, as investors grew cautious about global monetary policy. While some of the major currencies rallied during the month, others like the New Zealand Dollar fell dramatically on the devastation of a massive earthquake in the Christchurch region. In the aggregate, currency trading was marginally positive on the month for the Fund. Fixed Income trading finished slightly negative as price action was choppy across the globe, mainly from better economic data in the early part of the month followed by risk aversion in the second half of February.

The “V–shaped” behavior in most sectors during March can be widely attributed to global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets were extremely volatile as the Middle East/North Africa (MENA) unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Fund’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities took their cue from the Equity markets in reacting to the “twin shocks,” with particular impact on base metal prices. Risk-aversion-based gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened, in a resolute way, in response to excess volatility and disorderly movements in exchange rates that were perceived as having adverse implications for economic and financial stability. In particular, the Fund’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.
2010
Of the (4.18)% year to date return, approximately (2.41)% was due to trading losses (before commissions) and approximately (1.90)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.13% due to investment income. An analysis of the (2.41)% trading loss by sector is as follows:

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
The Fund’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2011 and December 31, 2010 and the trading gains/losses by market category for the three months ended March 31, 2011 and the year ended December 31, 2010.
March 31, 2011

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.96%	3.22%
Stock Indices	0.87%	0.05%
Currencies	0.58%	0.05%
Interest Rates	0.25%	0.05%

Aggregate/Total	2.01%	3.37%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the (5.55)% return for the three months ended March 31, 2011, approximately 3.37% was due to trading gains (before commissions) and approximately (1.71)% due to investment income offset by approximately (7.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

December 31, 2010

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Commodities	0.83%	3.30%
Stock Indices	0.48%	(2.31)%
Currencies	0.46%	3.10%
Interest Rates	0.45%	12.22%

Aggregate/Total	1.72%	16.31%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the 9.04% return for the twelve months ended December 31, 2010, approximately 16.31% was due to trading gains (before commissions) and approximately 0.46% due to investment income offset by approximately (7.73%) due to brokerage fees, operating expenses and offering costs borne by the Fund.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
The following were the primary trading risk exposures of the Fund as of March 31, 2011, by market sector.
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
The following were the primary non-trading risk exposures of the Fund as of March 31, 2011.
Foreign Currency Balances
The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities
The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash managers, Horizon, have authority to make certain investments on behalf of the Fund. All securities purchased by the cash managers on behalf of the Fund will be held in the Fund’s custody accounts at the custodian. The cash managers will use their best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses.
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: May 16, 2011	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3
31.02	Certification by Chief Financial Officer	E 4 — E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E1