Form 10-Q
period 2011-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2011-08-15
CIK 910467

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
Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 (Unaudited)	3-7

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010 (Unaudited)	8

	Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	9

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	10

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	11

	Financial Highlights for the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27-32

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	[Removed and Reserved]	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Canada
	Financials (cost $81,200,717)	$81,208,700	6.70%
	Sweden
	Finacials (cost $75,550,000)	$75,584,309	6.24%
	United States
	Financials (cost $44,000,240)	$44,004,974	3.63%
	Total Bank Deposits (cost $200,750,957)	$200,797,983	16.57%

	Commercial Paper
	Netherlands
	Industrial (cost $13,475,728)	$13,475,977	1.11%
	Panama
	Consumer Discretionary (cost $31,993,111)	$31,992,960	2.64%
	United States
	Energy	$17,499,251	1.45%
	Financials	$132,166,698	10.91%
	Health Care	$79,999,664	6.61%
	Industrial	$49,999,695	4.13%
	Materials	$127,472,503	10.52%
	Technology	$42,386,339	3.50%
	Total United States (cost $449,487,629)	$449,524,150	37.12%

	Total Commercial Paper (cost $494,956,468)	$494,993,087	40.87%

	Corporate Bonds
	United States
	Financials	$89,655,409	7.40%
	Health Care	$38,609,590	3.19%
	Total United States (cost $127,926,544)	$128,264,999	10.59%

	Government And Agency Obligations
	United States
	U.S. Government Agency
$46,800,000	FHLMC 0.75 Due 07/05/2013	$46,755,540	3.86%
$32,281,000	FHLMC Tranche 0.65 Due 07/05/2013	$32,218,601	2.66%
	Other	$36,958,225	3.05%
$120,000,000	U.S. Treasury Bills * Due 08/04/2011	$119,999,433	9.91%
$55,000,000	U.S. Treasury Bills * Due 09/08/2011	$54,999,465	4.54%
$55,000,000	U.S. Treasury Bills * Due 07/07/2011	$54,999,404	4.54%
	Total United States (cost $345,923,989)	$345,930,668	28.56%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $280)	$280	0.00%
	Total Fixed Income Securities (cost $1,169,558,238)	$1,169,987,017	96.59%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(2,113,808)	(0.17)%
Energy	$543,316	0.04%
Metals	$88,122	0.01%
Stock indices	$10,688,352	0.88%
Short-term interest rates	$(5,930,026)	(0.49)%
Long-term interest rates	$(19,741,223)	(1.63)%

Total long futures contracts	$(16,465,267)	(1.36)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$2,943,483	0.24%
Energy	$(1,300,590)	(0.10)%
Metals	$(6,531,964)	(0.54)%
Stock Indices	$(2,892,241)	(0.24)%
Short-term interest rates	$(155,016)	(0.01)%
Total short futures contracts	$(7,936,328)	(0.65)%

Total futures contracts	$(24,401,595)	(2.01)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$48,055,978	3.97%
Various short forward currency contracts	$(49,686,366)	(4.10)%
Total forward currency contracts	$(1,630,388)	(0.13)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts	$3,145,326	0.26%
(premiums paid — $2,412,812)

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts	$(1,217,882)	(0.10)%
(premiums received — $1,215,146)

*	Pledged as collateral for the trading of futures, forward and option positions.
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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2011 and December 31, 2010 (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Equity in broker trading accounts
Cash	$86,065,513	$294,040,862
Restricted cash	84,158,791	0
Fixed income securities (cost $119,999,433 and $149,996,271, respectively)	119,999,433	149,996,271
Net unrealized gain (loss) on open futures contracts	(24,401,595)	18,350,278
Total equity in broker trading accounts	265,822,142	462,387,411

Cash and cash equivalents	43,398,227	78,868,811
Restricted cash deposits with forwards broker	0	4,324,051
Fixed income securities (cost $1,049,558,805 and $874,139,862, respectively)	1,049,987,584	874,392,391
Options purchased, at fair value (premiums paid — $2,412,812 and $4,537,333, respectively)	3,145,326	6,243,013
Net unrealized gain (loss) on open forward currency contracts	(1,630,388)	22,181,636
Interest receivable	1,401,894	2,445,265
Total assets	$1,362,124,785	$1,450,842,578

LIABILITIES
Accounts payable	$398,814	$729,337
Brokerage fee	7,220,148	8,438,643
Options written, at fair value (premiums received — $1,215,146 and $988,402, respectively)	1,217,882	2,884,114
Payable for securities purchased	122,264,361	0
Accrued commissions and other trading fees on open contracts	217,238	197,479
Offering costs payable	286,903	407,181
Redemptions payable	19,253,254	20,340,196
Total liabilities	150,858,600	32,996,950

PARTNERS’ CAPITAL (Net Asset Value)
General Partner — 4,330.602 and 6,602.933 redeemable units outstanding at June 30, 2011 and December 31, 2010	10,549,866	17,239,400
Limited Partners — 492,879.809 and 536,451.595 redeemable units outstanding at June 30, 2011 and December 31, 2010	1,200,716,319	1,400,606,228
Total partners’ capital (Net Asset Value)	1,211,266,185	1,417,845,628

Total liabilities and partners’ capital (Net Asset Value)	$1,362,124,785	$1,450,842,578

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$931,521	$24,555,209	$(12,112,788)	$(45,406,842)
Change in unrealized	(28,397,552)	(15,641,461)	(42,751,873)	21,842,191
Brokerage commissions	(1,195,100)	(974,437)	(2,082,421)	(2,093,434)
Net gain (loss) from futures trading	(28,661,131)	7,939,311	(56,947,082)	(25,658,085)
Forward currency and options on forward currency trading gains (losses)
Realized	31,659,338	16,716,602	37,617,028	(12,371,723)
Change in unrealized	7,214,454	(17,944,116)	(22,892,214)	(1,116,770)
Brokerage commissions	(197,084)	(95,735)	(327,567)	(199,616)
Net gain (loss) from forward currency and options on forward currency trading	38,676,708	(1,323,249)	14,397,247	(13,688,109)
Total net trading gain (loss)	10,015,577	6,616,062	(42,549,835)	(39,346,194)
NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,117,942	1,355,730	2,276,242	2,917,270
Realized gain (loss) on fixed income securities	2,640	118,079	7,379	112,592
Change in unrealized gain (loss) on fixed income securities	106,376	(142,497)	176,250	312,618
Total investment income	1,226,958	1,331,312	2,459,871	3,342,480
Expenses
Brokerage fee	23,001,109	25,927,853	47,236,738	53,711,240
Operating expenses	485,367	650,223	1,036,098	1,389,117
Total expenses	23,486,476	26,578,076	48,272,836	55,100,357
Net investment income (loss)	(22,259,518)	(25,246,764)	(45,812,965)	(51,757,877)
NET INCOME (LOSS)	$(12,243,941)	$(18,630,702)	$(88,362,800)	$(91,104,071)
NET INCOME (LOSS) PER GENERAL
AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(23.78)	$(29.05)	$(167.97)	$(135.86)
INCREASE (DECREASE) IN NET ASSET VALUE
PER GENERAL AND LIMITED PARTNER UNIT	$(29.77)	$(32.46)	$(174.75)	$(132.63)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

Six Months Ended June 30,
	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(88,362,800)	$(91,104,071)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	65,467,837	(21,038,038)
(Increase) decrease in restricted cash	(79,834,740)	0
(Increase) decrease in option premiums paid	2,124,521	3,284,978
Increase (decrease) in option premiums received	226,744	301,938
Increase (decrease) in payable for securities purchased	122,264,361	(73,998,667)
(Increase) decrease in interest receivable	1,043,371	(310,564)
Increase (decrease) in accounts payable and accrued expenses	(1,529,259)	(2,040,483)
Purchases of investments in fixed income securities	(25,797,378,661)	(23,037,821,737)
Sales/maturities of investments in fixed income securities	25,651,956,556	23,329,791,312

Net cash from (for) operating activities	(124,022,070)	107,064,668

Cash flows from (for) financing activities
Redemption of units	(117,800,349)	(245,358,999)
Offering costs paid	(1,623,514)	(1,401,063)
Net cash from (for) financing activities	(119,423,863)	(246,760,062)

Net increase (decrease) in cash and cash equivalents	(243,445,933)	(139,695,394)

Cash and cash equivalents
Beginning of period	372,909,673	266,140,992

End of period	$129,463,740	$126,445,598

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$86,065,513	$89,419,569
Cash and cash equivalents	43,398,227	37,026,029

Total end of period cash and cash equivalents	$129,463,740	$126,445,598

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2011

Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss) for the six months ended June 30, 2011		(675,216)		(87,687,584)		(88,362,800)
Redemptions	(2,272.331)	(6,000,000)	(43,571.786)	(110,713,407)	(45,844.117)	(116,713,407)
Offering costs		(14,318)		(1,488,918)		(1,503,236)
Balances at June 30, 2011	4,330.602	$10,549,866	492,879.809	$1,200,716,319	497,210.411	$1,211,266,185

Six Months Ended June 30, 2010

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss) for the six months ended June 30, 2010		(866,639)		(90,237,432)		(91,104,071)
Redemptions	(14.821)	(34,815)	(106,023.132)	(242,073,954)	(106,037.953)	(242,108,769)
Offering costs		(12,463)		(1,242,811)		(1,255,274)
Balances at June 30, 2010	6,623.161	$14,979,934	600,882.356	$1,359,043,570	607,505.517	$1,374,023,504

Net Asset Value per General and Limited Partner Unit
June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
$2,436.12	$2,610.87	$2,261.75	$2,394.38

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,465.89	$2,294.21	$2,610.87	$2,394.38

Income (loss) from operations:
Total net trading gains (losses) (1)	15.05	7.92	(84.81)	(53.58)
Net investment income (loss) (1)	(43.24)	(39.37)	(87.08)	(77.18)

Total net income (loss) from operations	(28.19)	(31.45)	(171.89)	(130.76)

Offering costs (1)	(1.58)	(1.01)	(2.86)	(1.87)

Net asset value per unit at end of period	$2,436.12	$2,261.75	$2,436.12	$2,261.75

Total Return (3)	(1.21)%	(1.41)%	(6.69)%	(5.54)%
Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.28%	7.27%	7.21%	7.24%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.28%	7.27%	7.21%	7.24%

Net investment income (loss) (2),(4)	(6.90)%	(6.91)%	(6.84)%	(6.80)%

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
JUNE 30, 2011 (Unaudited)

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

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

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

The Fund follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2011, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,169,987,017	$0	$1,169,987,017
Other Financial Instruments
Exchange-traded futures contracts	(24,401,595)	0	0	(24,401,595)
Forward currency contracts	0	(1,630,388)	0	(1,630,388)
Options purchased	0	3,145,326	0	3,145,326
Options written	0	(1,217,882)	0	(1,217,882)
Total	$(24,401,595)	$1,170,284,073	$0	$1,145,882,478

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,024,388,662	$0	$1,024,388,662
Other Financial Instruments
Exchange-traded futures contracts	18,350,278	0	0	18,350,278
Forward currency contracts	0	22,181,636	0	22,181,636
Options purchased	0	6,243,013	0	6,243,013
Options written	0	(2,884,114)	0	(2,884,114)
Total	$18,350,278	$1,049,929,197	$0	$1,068,279,475

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
JUNE 30, 2011 (Unaudited)

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2011, and December 31, 2010, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $286,903 and $407,181, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $277,222 and $414,245, respectively.

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

H.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASC 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Fund's financial statements and disclosures, if any, is currently being assessed.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Note 4. DEPOSITS WITH BROKERS

The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.

Note 5. OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2011 and 2010.

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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the six months ended June 30, 2011 and 2010, Campbell & Company received redemption fees of $0 and $0 respectively.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2011 and December 31, 2010 was $229,998,302 and $179,995,799, respectively, which equals 19% and 13% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2011 and December 31, 2010 $42,648,388 and $83,046,799, respectively, which equals 4% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2011 and December 31, 2010 was restricted cash for margin requirements of $84,158,791 and $4,324,051 respectively, which equals 7% and 0% of Net Asset Value respectively.

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

The Fund adopted ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2011 and December 31, 2010 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2011	June 30, 2011
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$4,181,529	$(3,351,854)	$829,675
Energy Contracts	Equity in broker trading accounts	1,579,539	(2,336,813)	(757,274)
Metal Contracts	Equity in broker trading accounts	4,207,614	(10,651,456)	(6,443,842)
Stock Indices Contracts	Equity in broker trading accounts	10,697,101	(2,900,990)	7,796,111
Short-Term Interest Rate Contracts	Equity in broker trading accounts	325,529	(6,410,571)	(6,085,042)
Long Term Interest Rate Contracts	Equity in broker trading accounts	1,501,056	(21,242,279)	(19,741,223)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	78,889,896	(80,520,284)	(1,630,388)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	3,145,326	0	3,145,326
Written Options on Forward Currency Contracts	Options written, at fair value	0	(1,217,882)	(1,217,882)
Totals		$104,527,590	$(128,632,129)	$(24,104,539)

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$9,610,969	$(431,465)	$9,179,504
Energy Contracts	Equity in broker trading accounts	4,023,972	(2,076,112)	1,947,860
Metal Contracts	Equity in broker trading accounts	10,873,440	(2,523,544)	8,349,896
Stock Indices Contracts	Equity in broker trading accounts	3,772,491	(3,835,329)	(62,838)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,682,213	(109,886)	1,572,327
Long-Term Interest Rate Contracts	Equity in broker trading accounts	433,641	(3,070,112)	(2,636,471)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	119,656,649	(97,475,013)	22,181,636
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	6,243,013	0	6,243,013
Written Options on Forward Currency Contracts	Options written, at fair value	0	(2,884,114)	(2,884,114)
Totals		$156,296,388	$(112,405,575)	$43,890,813

*	Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the periods ended June 30, 2011 and 2010 is as follows:
	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	June 30, 2011	June 30, 2010
Agricultural Contracts	$(16,254,037)	$(2,733,217)
Energy Contracts	(22,096,160)	(45,517,194)
Metal Contracts	(8,581,935)	(9,476,237)
Stock Indices Contracts	(17,454,275)	(64,951,388)
Short-Term Interest Rate Contracts	(15,218,825)	44,775,280
Long Term Interest Rate Contracts	52,210,077	86,846,028
Forward Currency Contracts	47,536,950	(803,974)
Purchased Options on Forward Currency Contracts	(17,386,943)	(11,498,925)
Written Options on Forward Currency Contracts	8,723,783	11,075,385
Total	$11,478,635	$7,715,758

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Type of Instrument	June 30, 2011	June 30, 2010
Agricultural Contracts	$(15,623,947)	$(2,535,748)
Energy Contracts	5,760,476	(59,381,374)
Metal Contracts	(14,676,728)	(23,406,816)
Stock Indices Contracts	(42,909,825)	(97,647,971)
Short-Term Interest Rate Contracts	(31,162,989)	94,007,021
Long Term Interest Rate Contracts	43,848,036	65,489,535
Forward Currency Contracts	35,040,095	(4,949,377)
Purchased Options on Forward Currency Contracts	(36,396,122)	(29,451,216)
Written Options on Forward Currency Contracts	16,080,839	20,912,100
Total	$(40,040,165)	$(36,963,846)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	June 30, 2011	June 30, 2010
Futures trading gains (losses):
Realized	$1,002,395	$24,584,733
Change in unrealized	(28,397,552)	(15,641,461)
Forward currency and options on forward currency trading gains (losses):
Realized	31,659,338	16,716,602
Change in unrealized	7,214,454	(17,944,116)
Total	$11,478,635	$7,715,758

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2011	June 30, 2010
Futures trading gains (losses):
Realized	$(12,013,106)	$(45,317,544)
Change in unrealized	(42,751,873)	21,842,191
Forward currency and options on forward currency trading gains (losses):
Realized	37,617,028	(12,371,723)
Change in unrealized	(22,892,214)	(1,116,770)
Total	$(40,040,165)	$(36,963,846)

For the three months ended June 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 95,300 and 85,900 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $15,457,600,000 and $10,802,500,000 respectively.

For the six months ended June 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 84,500 and 90,400 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $14,637,400,000 and $11,532,900,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2011, the latest maturity date for open futures contracts is September 2012, the latest maturity date for open forward currency contracts is September 2011, and the latest expiry date for options on forward currency contracts is July 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Fund’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

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

Note 9. INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2011 and December 31, 2010, the statements of operations and financial highlights for the three months and six months ended June 30, 2011 and 2010, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2011, and the results of operations and financial highlights for the three months and six months ended June 30, 2011 and 2010, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2011 and 2010.

Note 10. SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the finacials statments were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 with proceeds of $9,692,439, and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period. Redemptions through June 30, 2011 total $5,288,311,239.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Funds’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.

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

Results of Operations

The returns for the six months ending June 30, 2011 and 2010 were (6.69)% and (5.54)%, respectively. During the six months ended June 30, 2011 and 2010, the Fund accrued brokerage fees in the amount of $47,236,738 and $53,711,240, respectively, and paid brokerage fees in the amount of $48,455,233 and $55,692,823, respectively. No performance fees were accrued or paid during this period.

2011 (For the Six Months Ended June 30)

Of the (6.69)% year to date return, approximately (2.97)% was due to trading losses (before commissions) and approximately (3.90)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.18% due to investment income. An analysis of the (2.97)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.99)%
Currencies	1.28
Stock Indices	(3.18)
Interest Rates	0.92

(2.97)%

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

While March’s tumultuous markets were highlighted by the tragic events in Japan, April’s theme revolved around a persistently weaker U.S. Dollar coupled with a strong “risk on” appetite in global stock markets. Irrespective of the continued unrest in the Middle East/North Africa, Goldman Sachs’ warning that the commodities boom may be running out of steam and oil at multi-year highs, the bulls prevailed on strong M&A activity, a strong start to the earnings season, and the U.S. Federal Reserve’s continued pledge to keep interest rates low for an “extended period.” The U.S. Dollar Index experienced its largest monthly decline since September of last year as Bernanke maintained an accommodative stance in the U.S., while the European Central Bank raised rates to fight inflation. Additional downward pressure came in the form of an S&P downgrade, mid-month, to the U.S. long-term credit outlook. The Fund recorded solid gains in the currency sector, particularly against the Swiss Franc and commodity-linked currencies such as the Australian Dollar and the New Zealand Dollar. Commodity trading also produced substantial gains as geopolitics contributed to a strong rally in the petroleum complex. Precious metals were also solid performers as Silver came close to its all-time high when the infamous Hunt brothers attempted to corner the market in 1980. In stock indices, the Fund generally increased its net long exposure as bullish trends reasserted themselves following a chaotic March, while only maintaining a marginal short exposure in Japan.  Trading in fixed income yielded flat results as gains in long positions were offset by losses from short positions.

In many ways, the commodity markets took center stage in May. The petroleum complex sold off substantially on May 5th, despite the lack of any oil-related fundamental data. In addition, precious metals saw a significant decline with the price of silver dropping 24%, giving back the entire April rally. While the Fund suffered losses in these sectors, our models significantly reduced long commodity exposure on the abrupt reversal in price action and spike in volatility throughout the month. Trading in global equities also generated losses on softer economic data, Wall Street lowering U.S. growth forecasts, and renewed European sovereign debt concerns mainly focused on Greece.  While positions have been reduced in this sector, regional risk was rotated out of Europe and back to the U.S. Losses were also recorded in currency trading as the U.S. Dollar rallied against most major currencies. The Fund's long Euro position produced the biggest currency loss, as the European Central Bank disappointed expectations of rate hikes at its May policy meeting. Fixed income trading produced strong positive results, helping to mitigate losses in riskier assets as the flight-to-quality theme was dominant in May.

The Greek debt crisis continued to dominate price movement in June, leading to the eventual passage of an austerity plan at month-end. In addition, the U.S. Federal Reserve, which continues to expect that economic conditions are likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Concerns about the European sovereign debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavy on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Fund’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite a rollercoaster of headlines that caused the currency markets to fluctuate intra-month. The Fund continues to maintain a short U.S. Dollar exposure versus most major currencies.

2010 (For the Six Months Ended June 30)

Of the (5.54)% year to date return, approximately (1.91)% was due to trading losses (before commissions) and approximately (3.85)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.22% due to investment income. An analysis of the (1.91)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.65)%
Currencies	(0.72)
Stock Indices	(6.31)
Interest Rates	10.77

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the six months ended June 30, 2011 and the year ended December 31, 2010.

June 30, 2011

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.77%	(1.99)%
Currencies	0.97%	1.28%
Interest Rates	1.18%	(3.18)%
Stock Indices	0.49%	0.92%

Aggregate/Total	1.77%	(2.97)%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the (6.69)% return for the six months ended June 30, 2011, approximately (2.97)% was due to trading loss (before commissions) and approximately (3.90)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.18% due to investment income.

December 31, 2010

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.83%	3.30%
Currencies	0.46%	3.10%
Interest Rates	0.45%	12.22%
Stock Indices	0.48%	(2.31)%

Aggregate/Total	1.72%	16.31%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries or regions (Australia, Hong Kong, Singapore, Spain, Taiwan and the Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

Energy

The Fund’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, silver and zinc.

Agricultural

The Fund’s agricultural exposure is to the fluctuations of the price of cattle, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of June 30, 2011.

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

Item 6. Exhibits.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: August 15, 2011	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.