Form 10-Q
period 2011-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2011-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 0-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 (Unaudited)	3-6

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010 (Unaudited)	7

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	8

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	9

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	10

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26-31

Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	(Removed and Reserved)	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$81,279,455	7.28%
	(cost $81,188,170)
	Netherlands
	Financials	$14,983,416	1.34%
	(cost $14,993,515)
	Sweden
	Financials	$42,203,975	3.78%
	(cost $42,200,000)
	Total Bank Deposits (cost $138,381,685)	$138,466,846	12.40%

	Commercial Paper
	United States
	Consumer Discretionary	$46,000,000	4.12%
	Consumer Staples	$39,033,000	3.50%
	Financials ING America Insurance Holdings, Inc CP 0.00% 10/13/2011	$29,992,227	2.69%
	ING America Insurance Holdings, Inc CP 0.00% 10/3/2011	$47,997,158	4.30%
	Other	$24,949,150	2.23%
	Health Care	$31,496,872	2.82%
	Materials	$73,496,504	6.58%
	Services	$58,996,465	5.28%
	Total United States (cost $351,963,744)	$351,961,377	31.52%

	Corporate Bonds
	United States
	Financials	$105,599,134	9.46%
	Health Care	$38,181,033	3.42%
	Technology	$22,906,876	2.05%
	Total United States (cost $166,621,835)	$166,687,043	14.93%

	Government And Agency Obligations
	United States
$35,000,000	U.S. Government Agency FHLMC 0.55% Due 09/09/2013	$34,944,490	3.13%
$27,050,000	FHLMC 0.60% Due 08/22/2013	$27,030,524	2.42%
$10,360,000	FHLMC Step Up Tranche #TR 00399 0.40% Due 07/26/2013	$10,352,230	0.93%
$42,000,000	FHLMC Step Up Tranche #TR 00424 0.45% Due 07/26/2013	$41,955,900	3.76%
$32,281,000	FHLMC Tranche #TR 00299 0.65% Due 07/05/2013	$32,289,070	2.89%
	Other	$24,179,639	2.17%
$152,000,000	U.S. Treasury Bills * Due 10/06/2011	$151,999,942	13.62%
$55,000,000	U.S. Treasury Bills * Due 10/13/2011	$54,999,656	4.93%
	Total United States (cost $377,884,771)	$377,751,451	33.85%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)

Short Term Investment Funds
United States
Short Term Investment Funds	$782	0.00%
(cost $ 782)
Total Fixed Income Securities (cost $1,034,852,817)	$1,034,867,499	92.70%

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$(2,105,507)	(0.19)%
Energy	$(3,629,327)	(0.33)%
Metals	$(20,025,676)	(1.79)%
Stock indices	$(1,200,833)	(0.11)%
Short-term interest rates	$(2,805,342)	(0.25)%
Long-term interest rates	$(4,698,693)	(0.42)%
Total long futures contracts	$(34,465,378)	(3.09)%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$3,988,750	0.36%
Energy	$3,195,010	0.29%
Metals	$32,616,610	2.92%
Stock indices	$266,049	0.02%
Total short futures contracts	$40,066,419	3.59%

Total futures contracts	$5,601,041	0.50%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$(117,871,199)	(10.56)%
Various short forward currency contracts	$82,007,811	7.35%
Total forward currency contracts	$(35,863,388)	(3.21)%

*	Pledged as collateral for the trading of futures and forward positions.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$14,557,945	1.03%
	(cost $14,545,000)
	United States
	Financials	$33,009,535	2.33%
	(cost $33,000,000)
	Total Bank Deposits (cost $47,545,000)	$47,567,480	3.36%

	Commercial Paper
	Australia
	Financials	$13,816,616	0.97%
	(cost $13,810,957)
	Netherlands
	Industrial	$20,554,351	1.45%
	(cost $20,508,143)
	Panama
	Consumer Discretionary	$32,994,307	2.33%
	(cost $32,994,474)
	United Kingdom
	Consumer Staples	$11,532,293	0.81%
	(cost $11,531,551)
	United States
	Consumer Discretionary	$115,527,505	8.15%
	Consumer Staples	$6,683,703	0.47%
	Energy	$43,103,277	3.04%
	Financials	$42,144,129	2.97%
	Health Care	$56,326,259	3.97%
	Industrial	$22,132,270	1.56%
	Municipal	$5,277,272	0.37%
	Services	$19,997,604	1.41%
	Utilities	$89,945,673	6.34%
	Total United States (cost $401,123,948)	$401,137,692	28.28%

	Total Commercial Paper (cost $479,969,073)	$480,035,259	33.84%

	Corporate Bonds
	United States
	Financials	$104,048,295	7.34%
	(cost $103,844,282)
	Government And Agency Obligations
	United States
$19,400,000	U.S. Government Agency Federal Home Loan Bank 0.625% Due 10/18/2012	$19,363,140	1.37%
$30,000,000	Federal Home Loan Bank 0.70% Due 04/18/2011	$30,041,550	2.12%
$25,000,000	Federal Home Loan Bank BD 0.40% Due 12/09/2011	$24,988,175	1.76%
$44,320,000	Federal Home Loan Bank BD 1.00% Due 02/28/2011	$44,348,055	3.13%
	Other	$94,000,068	6.63%
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)

$75,000,000	U.S. Treasury Bills * Due 01/06/2011	$74,998,646	5.29%
$30,000,000	U.S. Treasury Bills * Due 01/06/2011	$29,999,528	2.12%
$75,000,000	U.S. Treasury Bills * Due 01/13/2011	$74,997,625	5.29%
	Total United States (cost $392,776,938)	$392,736,787	27.71%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$841	0.00%
	(cost $ 841)
	Total Fixed Income Securities (cost $1,024,136,134)	$1,024,388,662	72.25%

LONG FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agricultural	$9,251,944	0.65%
	Energy	$3,035,710	0.21%
	Metals	$10,794,183	0.76%
	Stock indices	$(306,791)	(0.02)%
	Short-term interest rates	$1,605,624	0.11%
	Long-term interest rates	$192,278	0.01%
	Total long futures contracts	$24,572,948	1.72%

SHORT FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agricultural	$(72,440)	(0.01)%
	Energy	$(1,087,850)	(0.08)%
	Metals	$(2,444,287)	(0.17)%
	Stock indices	$243,953	0.02%
	Short-term interest rates	$(33,297)	0.00%
	Long-term interest rates	$(2,828,749)	(0.20)%
	Total short futures contracts	$(6,222,670)	(0.44)%

	Total futures contracts	$18,350,278	1.28%

FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Various long forward currency contracts	$114,487,860	8.07%
	Various short forward currency contracts	$(92,306,224)	(6.51)%
	Total forward currency contracts	$22,181,636	1.56%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Purchased options on forward currency contracts (premiums paid - $4,537,333)	$6,243,013	0.44%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Written options on forward currency contracts (premiums received - $988,402)	$(2,884,114)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2011 and December 31, 2010 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Equity in broker trading accounts
Cash	$160,429,507	$294,040,862
Restricted cash	35,607,753	0
Fixed income securities (cost $100,000,000 and $149,996,271, respectively)	100,000,000	149,996,271
Net unrealized gain (loss) on open futures contracts	5,601,041	18,350,278
Total equity in broker trading accounts	301,638,301	462,387,411

Cash and cash equivalents	23,314,803	78,868,811
Restricted cash deposits with forwards broker	0	4,324,051
Fixed income securities (cost $934,852,817 and $874,139,862, respectively)	934,867,499	874,392,391
Options purchased, at fair value (premiums paid - $0 and $4,537,333, respectively)	0	6,243,013
Net unrealized gain (loss) on open forward currency contracts	(35,863,388)	22,181,636
Interest receivable	1,640,232	2,445,265
Other receivables	4,175	0
Total assets	$1,225,601,622	$1,450,842,578

LIABILITIES
Accounts payable	$489,476	$729,337
Brokerage fee	7,144,140	8,438,643
Options written, at fair value (premiums received - $0 and $988,402, respectively)	0	2,884,114
Accrued commissions and other trading fees on open contracts	115,340	197,479
Offering costs payable	287,107	407,181
Redemptions payable	101,249,856	20,340,196
Total liabilities	109,285,919	32,996,950

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 4,330.602 and 6,602.933 redeemable units outstanding at September 30, 2011 and December 31, 2010	10,856,256	17,239,400
Limited Partners - 440,971.297 and 536,451.595 redeemable units outstanding at September 30, 2011 and December 31, 2010	1,105,459,447	1,400,606,228
Total partners' capital (Net Asset Value)	1,116,315,703	1,417,845,628

Total liabilities and partners' capital (Net Asset Value)	$1,225,601,622	$1,450,842,578

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$81,282,011	$62,265,579	$69,169,223	$16,858,737
Change in unrealized	30,002,636	40,973,253	(12,749,237)	62,815,444
Brokerage commissions	(1,065,300)	(1,057,322)	(3,147,721)	(3,150,756)
Net gain (loss) from futures trading	110,219,347	102,181,510	53,272,265	76,523,425

Forward currency and options on forward
currency trading gains (losses)
Realized	(14,762,763)	(14,158,295)	22,854,265	(26,530,018)
Change in unrealized	(34,962,778)	37,640,217	(57,854,992)	36,523,447
Brokerage commissions	(111,079)	(101,423)	(438,646)	(301,039)
Net gain (loss) from forward currency and options on forward currency trading	(49,836,620)	23,380,499	(35,439,373)	9,692,390

Total net trading gain (loss)	60,382,727	125,562,009	17,832,892	86,215,815

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	902,505	1,857,255	3,178,747	4,774,525
Realized gain (loss) on fixed income securities	4,728	112,892	12,107	225,484
Change in unrealized gain (loss) on fixed income securities	(414,097)	294,629	(237,847)	607,247
Total investment income	493,136	2,264,776	2,953,007	5,607,256

Expenses
Brokerage fee	22,577,895	24,339,823	69,814,633	78,051,063
Operating expenses	482,450	545,766	1,518,548	1,934,883

Total expenses	23,060,345	24,885,589	71,333,181	79,985,946

Net investment income (loss)	(22,567,209)	(22,620,813)	(68,380,174)	(74,378,690)

NET INCOME (LOSS)	$37,815,518	$102,941,196	$(50,547,282)	$11,837,125

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$76.91	$173.36	$(98.22)	$18.35

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$70.75	$175.83	$(104.00)	$43.20

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(50,547,282)	$11,837,125
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	70,842,076	(99,946,139)
(Increase) decrease in restricted cash	(31,283,702)	(9,297,465)
(Increase) decrease in option premiums paid	4,537,333	3,052,336
Increase (decrease) in option premiums received	(988,402)	126,604
Increase (decrease) in payable for securities purchased	0	(99,998,667)
(Increase) decrease in interest receivable	805,033	1,054,459
(Increase) decrease in other assets	(4,175)	0
Increase (decrease) in accounts payable and accrued expenses	(1,616,503)	(2,062,224)
Purchases of investments in fixed income securities	(36,928,152,095)	(9,676,545,954)
Sales/maturities of investments in fixed income securities	36,917,435,411	10,258,520,430

Net cash from (for) operating activities	(18,972,306)	386,740,505

Cash flows from (for) financing activities
Redemption of units	(167,683,362)	(346,338,145)
Offering costs paid	(2,509,695)	(1,940,148)
Net cash from (for) financing activities	(170,193,057)	(348,278,293)

Net increase (decrease) in cash and cash equivalents	(189,165,363)	38,462,212

Unrestricted Cash
Beginning of period	372,909,673	266,140,992

End of period	$183,744,310	$304,603,204

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$160,429,507	$190,647,291
Cash and cash equivalents	23,314,803	113,955,913

Total end of period cash and cash equivalents	$183,744,310	$304,603,204

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss) for the nine months ended September 30, 2011		(361,018)		(50,186,264)		(50,547,282)
Redemptions	(2,272.331)	(6,000,000)	(95,480.298)	(242,593,022)	(97,752.629)	(248,593,022)
Offering costs		(22,126)		(2,367,495)		(2,389,621)
Balances at September 30, 2011	4,330.602	$10,856,256	440,971.297	$1,105,459,447	445,301.899	$1,116,315,703

Nine Months Ended September 30, 2010

Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss) for the nine months ended September 30, 2010		303,744		11,533,381		11,837,125
Redemptions	(14.821)	(34,815)	(147,648.182)	(339,139,727)	(147,663.003)	(339,174,542)
Offering costs		(18,295)		(1,758,979)		(1,777,274)
Balances at September 30, 2010	6,623.161	$16,144,485	559,257.306	$1,363,232,442	565,880.467	$1,379,376,927

Net Asset Value per General and Limited Partner Unit

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009

$2,506.87	$2,610.87	$2,437.58	$2,394.38

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,436.12	$2,261.75	$2,610.87	$2,394.38

Income (loss) from operations:
Total net trading gains (losses) (1)	118.45	214.80	33.52	161.28
Net investment income (loss) (1)	(45.90)	(38.09)	(132.88)	(115.32)

Total net income (loss) from operations	72.55	176.71	(99.36)	45.96

Offering costs (1)	(1.80)	(0.88)	(4.64)	(2.76)

Net asset value per unit at end of period	$2,506.87	$2,437.58	$2,506.87	$2,437.58

Total Return (3)	2.90%	7.77%	(3.98)%	1.80%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.34%	7.30%	7.22%	7.25%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.34%	7.30%	7.22%	7.25%

Net investment income (loss) (2),(4)	(7.18)%	(6.63)%	(6.92)%	(6.75)%

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
SEPTEMBER 30, 2011 (Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the Fund) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts and forward currency contracts. Prior to September 2011, the Fund also traded options on forward currency contracts.

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, "Offsetting - Balance Sheet". The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The Fund follows the provisions of ASC 820, "Fair Value Measurements and Disclosures". ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund's exchange-traded futures contracts fall into this category.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2011, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund's financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Fair Value at September 30, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,034,867,499	$0	$1,034,867,499
Other Financial Instruments
Exchange-traded futures contracts	5,601,041	0	0	5,601,041
Forward currency contracts	0	(35,863,388)	0	(35,863,388)
Total	$5,601,041	$999,004,111	$0	$1,004,605,152

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,024,388,662	$0	$1,024,388,662
Other Financial Instruments
Exchange-traded futures contracts	18,350,278	0	0	18,350,278
Forward currency contracts	0	22,181,636	0	22,181,636
Options purchased	0	6,243,013	0	6,243,013
Options written	0	(2,884,114)	0	(2,884,114)
Total	$18,350,278	$1,049,929,197	$0	$1,068,279,475

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 7. See Condensed Schedule of Investments for additional detail categorization.

D. Cash and Cash Equivalents
Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E. Income Taxes

The Fund prepares calendar year U.S. federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Management has continued to evaluate the application of ASC 740, "Income Taxes," to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F. Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Fund (offering costs). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2011, and December 31, 2010, the Fund reflects a liability in the statement of financial condition for offering costs payable to Campbell & Company of $287,107 and $407,181, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $294,916 and $414,245, respectively.

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

H. Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Finanicial Reporting Standards. ASC 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Fund's financial statements and disclosures, if any, is currently being assessed.

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

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance fees ("the fees"), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund's bank, broker or cash management accounts.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The Fund opened custodial accounts at The Northern Trust Company (the custodian) and has granted the cash managers authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash managers on behalf of the Fund will be held in the Fund's custody accounts at the custodian. The cash managers will have no beneficial or other interest in the securities and cash in such custody accounts.

In December 2010, the Fund terminated the Non-Custody Investment Advisory Agreement with Wilmington Trust Invesment Management LLC as cash manager.

Note 4.	DEPOSITS WITH BROKERS

The Fund deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.

Note 5.	OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2011 and 2010.

Note 6.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Fund were made by subscription agreement, subject to acceptance by Campbell & Company. The Fund is open only to existing investors.

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days advance written notice to Campbell & Company. Redemption requests in good order for 2,544.357 units were received by Campbell & Company subsequent to the September 30, 2011 cut off for redemption processing, but prior to month end. These units were redeemed as of October 31, 2011.

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the nine months ended September 30, 2011 and 2010, Campbell & Company received redemption fees of $0 and $0 respectively.

Note 7.	TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2011 and December 31, 2010 was $206,999,598 and $179,995,799, respectively, which equals 19% and 13% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2011 and December 31, 2010 was $21,951,110 and $83,046,799, respectively, which equals 2% and 6% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at September 30, 2011 and December 31, 2010 was restricted cash for margin requirements of $35,607,753 and $4,324,051 respectively, which equals 3% and 0% of Net Asset Value respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The Fund adopted ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2011 and December 31, 2010 is as follows:

Type of Instrument*	Statement of Financial Condition Location	Asset Derivatives at September 30, 2011 Fair Value	Liability Derivatives at September 30, 2011 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$5,872,412	$(3,989,169)	$1,883,243
Energy Contracts	Equity in broker trading accounts	3,199,682	(3,633,999)	(434,317)
Metal Contracts	Equity in broker trading accounts	32,622,350	(20,031,416)	12,590,934
Stock Indices Contracts	Equity in broker trading accounts	1,561,769	(2,496,553)	(934,784)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	124,538	(2,929,880)	(2,805,342)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	1,547,150	(6,245,843)	(4,698,693)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	87,139,240	(123,002,628)	(35,863,388)
Totals		$132,067,141	$(162,329,488)	$(30,262,347)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument*	Statement of Financial Condition Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$9,610,969	$(431,465)	$9,179,504
Energy Contracts	Equity in broker trading accounts	4,023,972	(2,076,112)	1,947,860
Metal Contracts	Equity in broker trading accounts	10,873,440	(2,523,544)	8,349,896
Stock Indices Contracts	Equity in broker trading accounts	3,772,491	(3,835,329)	(62,838)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,682,213	(109,886)	1,572,327
Long Term Interest Rate Contracts	Equity in broker trading accounts	433,641	(3,070,112)	(2,636,471)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	119,656,649	(97,475,013)	22,181,636
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	6,243,013	0	6,243,013
Written Options on Forward Currency Contracts	Options written, at fair value	0	(2,884,114)	(2,884,114)
Totals		$156,296,388	$(112,405,575)	$43,890,813
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The trading revenue of the Fund's derivatives by instrument type as well as the location of those gains and losses on the Statement of Operations for the periods ended September 30, 2011 and 2010 is as follows:

Type of Instrument	Trading Revenue for the Three Months Ended September 30, 2011	Trading Revenue for the Three Months Ended September 30, 2010
Agricultural Contracts	$(28,793,406)	$41,575,421
Energy Contracts	(15,536,139)	(22,267,880)
Metal Contracts	10,975,508	19,341,441
Stock Indices Contracts	(21,796,785)	9,582,962
Short-Term Interest Rate Contracts	36,544,811	9,076,204
Long Term Interest Rate Contracts	129,619,470	46,129,110
Forward Currency Contracts	(49,375,831)	25,509,446
Purchased Options on Forward Currency Contracts	(7,840,430)	(9,111,524)
Written Options on Forward Currency Contracts	7,490,720	7,084,000
Total	$61,287,918	$126,919,180

Type of Instrument	Trading Revenue for the Nine Months Ended September 30, 2011	Trading Revenue for the Nine Months Ended September 30, 2010
Agricultural Contracts	$(44,417,355)	$39,039,673
Energy Contracts	(9,775,663)	(81,649,254)
Metal Contracts	(3,701,220)	(4,065,375)
Stock Indices Contracts	(64,706,610)	(88,065,009)
Short-Term Interest Rate Contracts	5,381,822	103,083,225
Long Term Interest Rate Contracts	173,467,506	111,618,645
Forward Currency Contracts	(14,335,734)	20,560,069
Purchased Options on Forward Currency Contracts	(44,236,552)	(38,562,740)
Written Options on Forward Currency Contracts	23,571,559	27,996,100
Total	$21,247,753	$89,955,334

Line Item in the Statement of Operations	Trading Revenue for the Three Months Ended September 30, 2011	Trading Revenue for the Three Months Ended September 30, 2010
Futures trading gains (losses):
Realized	$81,010,823	$62,464,005
Change in unrealized	30,002,636	40,973,253
Forward currency and options on forward currency trading gains (losses):
Realized	(14,762,763)	(14,158,295)
Change in unrealized	(34,962,778)	37,640,217
Total	$61,287,918	$126,919,180

Line Item in the Statement of Operations	Trading Revenue for the Nine Months Ended September 30, 2011	Trading Revenue for the Nine Months Ended September 30, 2010
Futures trading gains (losses):
Realized	$68,997,717	$17,146,461
Change in unrealized	(12,749,237)	62,815,444
Forward currency and options on forward currency trading gains (losses):
Realized	22,854,265	(26,530,018)
Change in unrealized	(57,854,992)	36,523,447
Total	$21,247,753	$89,955,334

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

For the three months ended September 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 95,200 and 95,100 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $9,945,900,000 and $10,344,100,000 respectively.

For the nine months ended September 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 88,100 and 91,900 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $12,013,700,000 and $10,774,600,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2011, the latest maturity date for open futures contracts is September 2013, the latest maturity date for open forward currency contracts is December 2011. There are no open options on forward currency contracts at September 30, 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating "stop-loss" points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust's non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

Note 9.	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2011 and December 31, 2010, the statements of operations and financial highlights for the three months and nine months ended September 30, 2011 and 2010, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2011, and the results of operations and financial highlights for the three months and nine months ended September 30, 2011 and 2010, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2011 and 2010.

Note 10.	SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. During October 2011, the Fund had redemptions of 40,498.282 units totaling $96,657,248 and equaling 9% of the September 30, 2011 net asset value. The majority of the redemptions resulted from one of the Fund's selling firms recommending liquidation of their accounts. As of October 31, 2011, the selling firm had 17,012.366 units remaining in the Fund which management expects to be redeemed by the end of the year. There are no additional subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 with proceeds of $9,692,439, and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the continuing offering period. Redemptions through September 30, 2011 total $5,420,190,854.

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

Capital Resources

The Fund will raise additional capital only through the sale of units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets. The Fund is being offered only to existing investors during the continuing offering.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures and forward currency contracts. Prior to September 2011, the Fund also invested in options on forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations

The returns for the nine months ending September 30, 2011 and 2010 were (3.98)% and 1.80%, respectively. During the nine months ended September 30, 2011 and 2010, the Fund accrued brokerage fees in the amount of $69,814,633 and $78,051,063, respectively, and paid brokerage fees in the amount of $71,109,136 and $80,024,197, respectively. No performance fees were accrued or paid during this period.

2011 (For the Nine Months Ended September 30)

Of the (3.98)% year to date return, approximately 1.67% was due to trading gains (before commissions) and approximately 0.22% was due to investment income, offset by approximately (5.87)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 1.67% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.66)%
Currencies	(4.70)
Interest Rates	14.18
Stock Indices	(5.15)

1.67%

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

The Greek debt crisis continued to dominate price movement in June, leading to the eventual passage of an austerity plan at month-end. In addition, the U.S. Federal Reserve, which continues to expect that economic conditions are likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Concerns about the European sovereign debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavy on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Fund’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite a rollercoaster of headlines that caused the currency markets to fluctuate intra-month. The Fund continued to maintain a short U.S. Dollar exposure versus most major currencies.

During the month of July, the markets were fixated on the ongoing sovereign debt crisis in both Europe and the U.S. As risky assets suffered, bond prices were driven higher from investors flocking to the safety of fixed income, yielding strong gains for the Fund’s global long position. While U.S. Treasuries finished the month up over 2%, U.K. Gilts finished up 4%, German Bunds were up 3.5%, Japanese Bonds closed up 5% and Canadian Bonds increased by 2.5%. Additional gains were recorded in foreign exchange trading as the U.S. Dollar continued its downward trend against most major currencies. The U.S. Dollar, in particular, fell to new all-time lows against the Swiss Franc and the New Zealand Dollar, some of the best performing markets for the Fund in July. Commodity trading was also strongly positive in July, particularly from precious metals, as safe-haven buying supported prices in gold and silver. Additional profits came from soft commodities as sugar continued its upward trend, gaining 12% in July, on signs that Brazil’s production would not match expectations. The base metals and energy sector yielded small gains, while grains yielded small losses. The stock index sector was the only losing sector during the month as European sovereign debt remained a concern, economic data was mixed to weaker–than-expected, and the U.S. debt-ceiling and deficit-reduction debate took center stage. While the Fund reduced net long exposure in Europe, position exposure increased in the Pacific Rim and in North America.

Volatility was extremely elevated in August stemming mainly from the S&P downgrade of the United States Triple-A credit rating after weeks of contentious political debate. Strong gains in fixed income were recorded during the month as risk appetite diminished sending yields in both the U.S. and European fixed income markets lower. However, the reduction in risk appetite was a primary driver for losses in currency trading, stock indices and commodities. As a consequence of market volatility, European Union regulators implemented restrictions on short selling in various stock indices. The Fund’s trading is also subject to these restrictions and appropriate action was taken to be in compliance. While the Fund was still able to short certain stock index contracts in Europe, others have been temporarily removed from the portfolio. The Fund continued to take advantage of stock market volatility (indirectly) through trading in currencies, bonds and commodities.

The markets were in risk aversion mode in September as the pressure of implementing fiscal austerity in the Eurozone continued. Negative sentiment in macroeconomic growth stoked fears of recessions and overwhelmed some tentative signs of optimism. The Fund was able to benefit from the flight out of risky assets as bond prices pushed higher. Equity Indices also yielded gains in the Fund, primarily from short positions in Europe and Asia as stocks globally finished lower. These gains were not enough to offset losses experienced in the other sectors. Risk assets struggled during the month, and the recipient of the need for perceived safety was the U.S. Dollar which was up nearly 6% for the month. The Fund, having been positioned with the prevailing trend of a weaker U.S. Dollar, recorded its largest losses in the Foreign Exchange sector as a result of the Greenback’s rally. The Fund’s models adjusted positioning in response to the dramatic move; however, the losses in this sector were difficult to offset. Commodities amplified the theme of bearish global macroeconomic conditions resulting in overall losses in the sector for the Fund. Precious metals reversed significantly, with nearly a 28% decline in silver and 11% in gold, perhaps implying deflation was on the horizon. Base metal positions helped dampen losses from energy trading, despite some well positioned shorts during the month. Uncertainty continues to plague the market which can prove challenging for a portfolio that has trend-following at its core.

2010 (For the Nine Months Ended September 30)

Of the 1.80% year to date return, approximately 7.23% was due to trading gains (before commissions) and approximately 0.38% was due to investment income, offset by approximately (5.81)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 7.23% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	14.94%
Currencies	0.85
Interest Rates	(2.81)
Stock Indices	(5.75)

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

In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Fund’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three month range. The oil spill in the Gulf of Mexico had not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the nine months ended September 30, 2011 and the year ended December 31, 2010.

September 30, 2011

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.72%	(2.66)%
Currencies	0.94%	(4.70)%
Interest Rates	1.28%	14.18%
Stock Indices	0.59%	(5.15)%

Aggregate/Total	1.61%	1.67%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the (3.98)% return for the nine months ended September 30, 2011, approximately 1.67% was due to trading gains (before commissions) and approximately 0.22% was due to investment income, offset by approximately (5.87)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

**
— Of the 9.04% return for the twelve months ended December 31, 2010, approximately 16.31% was due to trading gains (before commissions) and approximately 0.46% was due to investment income, offset by approximately (7.73%) due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011, by market sector.

Currencies

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

The following were the primary non-trading risk exposures of the Fund as of September 30, 2011.

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

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

          None

Item 6. Exhibits.

Exhibit
Number	Description of Document

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
The following financial statements from the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.01 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 14, 2011	By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
The following financial statements from the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.01 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.