Form 10-K
period 2011-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2012-03-30
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission file number	000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2011 there were 387,702.670 Units of General and Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business.	1 – 4

Item 1A.	Risk Factors.	4 – 14

Item 1B.	Unresolved Staff Comments.	14

Item 2.	Properties.	14

Item 3.	Legal Proceedings.	14

Item 4.	Mine Safety Disclosures.	14

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15

Item 6.	Selected Financial Data	15-16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16 – 28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	28 – 33

Item 8.	Financial Statements and Supplementary Data.	33

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	33

Item 9A.	Controls and Procedures.	33 – 34

Item 9B.	Other Information.	34

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	35 – 38

Item 11.	Executive Compensation.	38

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	38

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	38

Item 14.	Principal Accounting Fees and Services.	39

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	40-41

SIGNATURES

PART I

Item 1.  Business.

General development of business

Campbell Strategic Allocation Fund, L.P. (the “Registrant” or the “Fund”) is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Fund trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities.

The general partner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures and forward markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.

During the continuous offering, the Fund was a registrant with the Securities and Exchange Commission (the "SEC") and was subject to the regulatory requirements under the Securities Act of 1933. (Units in the Fund are no longer offered, as described below.) The Fund is a "reporting company" subject to the regulatory requirements under the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission (the "CFTC"), an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (the "NFA"), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

A total of $6,078,611,354 was raised during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012.

The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Registrant’s stated term of December 31, 2023; (b) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company, unless one or more new general partners have been elected or appointed pursuant to the Agreement of Limited Partnership, as amended; (d) Campbell & Company determines that the purpose of the Fund cannot be fulfilled; or (e) any event which shall make unlawful the continuing existence of the Registrant.

Financial information about industry segments

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

Narrative description of business

General

The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. Prior to September 1, 2011, the Fund also traded options on forward currency contracts. The Fund has no employees.

The Fund trades pursuant to Campbell's Financial, Metal & Energy Large Portfolio (the “FME Large Portfolio”) . The FME Large Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The FME Large Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends, through December 31, 2011 is as follows: 31% to interest rates, 28% to foreign exchange, 28% to commodities, and 13% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. The entire offering proceeds, without deductions, were credited to the Fund’s bank, brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under the Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

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

Cash Manager and Custodian

The Fund appointed Horizon as cash manager (the “Cash Manager”) under the Investment Advisory Agreement dated July 8, 2009 to manage and control the liquid assets of the Fund. The Cash Manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940. The Cash Manager specializes in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues.

The Fund opened a custodial account at The Northern Trust Company (the “Custodian”), and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the managing operator to the Fund. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Manager on behalf of the Fund or other liquid funds of the Fund will be held in its custody account at the custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account.

Market Sectors

Campbell & Company’s FME Large Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (wheat, corn, coffee, sugar, soy, hogs, cattle and cotton), precious and base metals (aluminum, copper, gold, nickel, silver and zinc), stock market indices (AEX, CAC 40, DAX, DJ Euro Stoxx 50, Dow Jones Mini, FTSE, Hang Seng, IBEX, MSCI, NASDAQ, Nikkei, S&P 500, S&P Canada 60 Index Futures and Share Price 200 Index), interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).

Market Types

The Fund trades on a variety of United States and foreign futures exchanges, and in the off-exchange highly liquid, institutionally-based currency forward markets. As in the case of its market sector allocations, the Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Fund.

Charges

The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Brokerage Fee

The Fund pays Campbell & Company a brokerage fee of 7% of the Fund’s month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees), irrespective of profitability, of which 4% is paid to the selling agents. Campbell & Company retains the remaining 3%.

Campbell & Company	Performance Fee
Campbell & Company is paid a quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Fund’s net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

Campbell & Company	Offering Costs
Campbell & Company pays the Fund’s offering costs and is subsequently reimbursed by the Fund. Reimbursement of the Fund’s offering costs is limited to 2.5% of the aggregate subscriptions accepted by Campbell & Company.

Cash Manager and Custodian Fees	Cash Management and Custody fees	Cash management and custodial fees for the Fund’s non-margin assets are estimated at 0.10% per annum based on the percentage of assets under management by the cash managers.

Goldman, Sachs & Co. and UBS Securities LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.35% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc and UBS AG	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge approximately $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers' charges, will equal approximately 0.40% of the Fund’s net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund’s net asset value per annum.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended, or be revoked, Campbell & Company would be unable to act as the Fund’s commodity pool operator and commodity trading advisor.

The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool’s income or loss and change in net asset value, and an annual financial report, audited by an independent certified public accountant.

The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation of existing positions only. The exercise of such powers could adversely affect the Fund’s trading.

The CFTC does not regulate forward contracts. Federal and state banking authorities also do not regulate forward trading or forward dealers. Trading in foreign currency forward contracts may be less liquid and the Fund’s trading results may be adversely affected.

Available Information

The Fund files quarterly, annual and current reports with the SEC. These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A.  Risk Factors.

Market Risks

You Could Possibly Lose Your Total Investment in the Fund

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.

The Fund is Highly Leveraged

Because the amount of margin funds necessary to be deposited in order to enter into a futures and forward contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net asset value. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Changes In Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Fund to Liquidate Positions at Disadvantageous Prices

The Fund may utilize and may depend on the availability of credit in order to trade its portfolio. There can be no assurance that the Fund will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Fund can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Fund to liquidate all or part of its portfolio at disadvantageous prices. Recently, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.

The Fund’s Investments Could Be Illiquid

Futures and forward positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Fund from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Fund may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again from 2007 — 2009, there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Fund from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Fund. Units should be owned only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

Reduced Market Exposure in Times of High Volatility May Limit Profit Potential

During periods of high volatility in the markets, the Fund may reduce its market exposure. While the purpose of such reductions is to attempt to limit potential losses to the Fund, such reductions may also have the effect of limiting potential profits for such time as the Fund’s market exposure remains in a reduced state.

Your Investment in the Fund Could Be Illiquid

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

Over-the-Counter Transactions are Subject to Little, if Any, Regulation

The Fund trades forward contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund to significant losses in the event of trading abuses or financial failure by participants in the forward markets which it might otherwise have avoided.

Over-the-Counter Transactions May Be Subject to the Risk of Counterparty Default

The Fund faces the risk of non-performance by its counterparties to forward contracts and such non-performance may cause some or all of its gains to remain unrealized.

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

An Investment in the Fund May Not Diversify an Overall Portfolio

Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain made in a futures and forward transaction, the opposing side of that transaction will have an equal and off-setting loss. If the Fund does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Fund may have no gains to offset your losses from other investments.

The Current Markets are Subject to Market Disruptions That May Be a Detriment to Your Investment

The global financial markets have recently undergone pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has, in certain cases, been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as to previously successful investment strategies.

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

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment

During the second half of 2008, losses at brokers, banks and other financial sector companies as well as extreme volatility and disruptions in the credit markets globally led to extensive and unprecedented governmental intervention in worldwide financial markets. Such intervention was in certain cases implemented on an “emergency” basis, subjecting market participants without notice to a set of regulations which were in some cases unclear in scope and in application.

The trading advisor believes that it is possible that emergency intervention may take place again in the future. The trading advisor also believes that the regulation of financial markets is likely to be increased in the future. It is impossible to predict the impact of any such intervention and/or increased regulation on the performance of the Fund or the fulfillment of its investment objectives.

The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)

In response to the financial crises of 2008, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, Campbell & Company, and the markets in which it trades and invests. The Reform Act could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund. See also "Speculative Position Limits," “Over-the-Counter Derivatives Markets” and "Swap Agreements" below.

The Fund is Subject to Regulatory Risk Associated with Futures Contracts that Could Adversely Affect the Fund’s Operations and Profitability

On October 18, 2011, the CFTC adopted regulations that impose new federal position limits on futures and options on metals, agricultural commodities and energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate that these limits will affect the Fund’s ability to trade, but it is possible that they may in the future if the Fund’s assets increase dramatically.

The Fund is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Fund to Lose All of Its Assets

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

Trading Risks

There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data

The trading systems used by Campbell & Company for the Fund is primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures or forward prices. Such price movements may not develop; there have been periods in the past without such price movements.

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

Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability

There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; as of the third quarter of 2011, this estimate had risen to approximately $320.3 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategies if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures or forward positions, or otherwise alter trading patterns.

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or short futures positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts traded on exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges. All trading accounts owned or managed by Campbell & Company acting on behalf of the Fund, its respective principals and affiliates are aggregated for calculating compliance with speculative position limits. Because futures position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, Campbell & Company and its principals are potentially subject to a conflict among the interests of all accounts it controls because they are competing for shares of that limited number of contracts. Although Campbell & Company may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty credit risks than the regulated U.S. commodities exchanges. Campbell & Company may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by Campbell & Company, if required, could adversely affect the Fund’s operations and profitability. Such modification, if required, could require the Fund to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Fund. A violation of speculative position limits by the Fund could lead to regulatory action materially adverse to the Fund’s prospects for profitability.

On October 18, 2011, the CFTC adopted regulations that imposed new federal speculative position limits for futures and options on certain energy, metal and agricultural commodities, and economically equivalent swaps. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. The rules concerning speculative position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, the Fund’s ability to invest in additional commodity futures contracts or economically equivalent swaps may be limited to the extent these activities would cause the Fund to exceed the applicable speculative position limits.

Over-the-Counter Derivatives Markets

The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Fund will not qualify to rely on such exemptions. In addition, the OTC derivative dealers with which the Fund executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such OTC derivatives will be subject to mandatory clearing and the dealers will be subject to margin requirements irrespective of whether the Fund is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The SEC and CFTC, as applicable, may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

OTC derivative dealers and major OTC derivatives market participants will be required to register with the SEC and/or CFTC. The Fund or Campbell & Company may be required to register as major participants in the OTC derivatives markets. Dealers and major participants will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for OTC derivative dealers, which costs are also likely to be passed along to market participants. The overall impact of the Reform Act on the Fund is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

In addition, Congress has considered imposing, and may in the future impose, restrictions on trading credit default swaps and other derivatives, including, potentially, a ban on trading these instruments except for the purpose of insuring a physically held position.

Swap Agreements

The Fund may enter into swap agreements. Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular “notional amount.” Swaps may be subject to various types of risk, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swaps may increase or decrease the Fund’s exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Fund’s portfolio. Swap agreements can take many different forms and are known by a variety of names. The Fund is not limited to any particular form of swap agreement if Campbell & Company determines the other forms are consistent with the Fund’s investment objective and policies. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, the Fund must have sufficient cash availability to make such payments when due. In addition, if a counterparty’s creditworthiness declines, the value of the swap agreement would be likely to decline, potentially resulting in losses to the Fund. The Reform Act mandates that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, the Reform Act’s success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

Increase in Assets Under Management May Make Profitable Trading More Difficult

Campbell & Company has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Trend Following Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts may exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners in the Fund, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to View the Fund’s Holdings on a Daily Basis, Which May Result in Unanticipated Losses

Campbell & Company makes the Fund’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Fund’s trading results are reported to limited partners monthly. Accordingly, an investment in the Fund does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. As a result, you may suffer unanticipated losses due to the Fund’s holdings.

Tax Risks

Investors are Taxed Based on Their Share of the Fund’s Profits

Investors are taxed each year on their share of the Fund’s profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from the Fund. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

All performance information included herein is presented on a pre-tax basis; the investors who experienced such performance had to pay the related taxes from other sources.

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

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change

The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward trading, “bid-ask” spreads are incorporated into the pricing of the Fund’s forward contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the Limited Partnership Agreement allows for changes to be made to the brokerage fee and performance fee upon sixty days’ notice to the limited partners.

The Fund’s Service Providers Could Fail, Which May Result in Losses to the Fund

The institutions with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker does not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Fund could lose the entire amount, or be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures brokers have been the subject of regulatory and private causes of action.

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

Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Fund in Deciding Whether to Retain Units

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

Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a (i) monthly brokerage fee of 7% of the Fund's month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees) (of which, 3% is retained by Campbell & Company) and (ii) a quarterly performance fee equal to 20% of aggregate cumulative appreciation in Fund's net asset value per Unit, if any, excluding interest income and as adjusted for redemptions. Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made.

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

The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disrupting Your Investment Portfolio

As general partner of the Fund, Campbell & Company may withdraw from the Fund upon 120 days’ notice, which would cause that Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

The Fund is Not a Regulated Investment Company and is Therefore Subject to Different Protections Than a Regulated Investment Company

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

Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Fund Will Not Receive the Same Protections on These Transactions

The Fund may trade hybrid instruments and other off-exchange contracts. Hybrids are instruments which combine features of a security with those of a futures contract. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Fund will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.

The Fund is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. Such exchanges may include, but are not limited to: the Australian Securities Exchange, Hong Kong Futures Exchange, London Metal Exchange, the Tokyo Commodity Exchange. The risk of loss in trading foreign futures contracts can be substantial. Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

The Fund is Subject to Foreign Exchange Risk

The price of any foreign futures contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time a position is established and the time it is liquidated, offset or exercised. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Fund may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Campbell & Company bases its strategies may not be as reliable or accessible as it is in the United States. The rights of clients (such as the Fund) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Transfers Could be Restricted

You may transfer or assign your Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund.

A Single-Advisor Fund May Be More Volatile Than a Multi-Advisor Fund

The Fund is a single-advisor managed futures fund. You should understand that certain managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, the Fund may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and other fixed income securities.

Item 3.  Legal Proceedings.

Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2011, there were 17,592 Limited Partners in the Registrant and 387,702.670 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total Assets	$960,593	$1,450,843	$1,858,856	$2,541,717	$3,999,585
Total Partners’ Capital	935,207	1,417,846	1,708,492	2,455,894	3,803,392
Total Net Trading Gain (Loss) (includes brokerage commissions)	(8,624)	208,247	(56,051)	139,135	(620,158)
Net Income (Loss)	(93,503)	109,314	(199,877)	(24,940)	(739,180)
Net Income (Loss) Per General and Limited Partner Unit *	(190.91)	175.36	(240.77)	(21.87)	(440.33)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(198.69)	216.49	(235.52)	(40.75)	(458.41)

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2011 and 2010.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2011	2011	2011	2011
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(52,565)	$10,015	$60,383	$(26,457)
Net Income (Loss)	(76,119)	(12,244)	37,816	(42,956)
Net Income (Loss) per General and Limited Partner Unit *	(141.65)	(23.78)	76.91	(103.45)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(144.98)	(29.77)	70.75	(94.69)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,465.89	2,436.12	2,506.87	2,412.18

*	-	Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010	2010
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(45,962)	$6,616	$125,562	$122,031
Net Income (Loss)	(72,473)	(18,631)	102,941	97,477
Net Income (Loss) per General and Limited Partner Unit *	(103.56)	(29.05)	173.36	174.55
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(100.17)	(32.46)	175.83	173.29
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,294.21	2,261.75	2,437.58	2,610.87

*	-	Based on weighted average number of units outstanding during the period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of its Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced at the termination of the initial offering period and terminated on January 6, 2012.

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

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (i.e., forward contracts which are traded in the inter-bank market).

Capital Resources

Effective January 6, 2012, units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

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

The entire offering proceeds, without deductions, were credited to the Fund’s bank, brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under the Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

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

Results of Operations

The returns for the years ended December 31, 2011, 2010, and 2009 were (7.61)%, 9.04%, and (8.96)%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2011, 2010 and 2009, the Fund accrued brokerage fees in the amount of $87,233,861, 103,070,192 and $144,756,816, respectively, and paid brokerage fees in the amounts of $90,074,141, $104,878,190 and $149,311,800, respectively. No performance fees were accrued or paid during the years ended December 31, 2011, 2010 and 2009.

2011 (For the Year Ended December 31)

Of the (7.61)% return for the year, approximately (0.04)% was due to trading losses (before commissions) and approximately (7.92)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.35% due to investment income.

An analysis of the (0.04)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(6.96)%
Currencies	(3.78)
Interest Rates	17.50
Stock Indices	(6.80)

(0.04)%

2011 started with global equities trending higher, fueled by improving U.S. labor market conditions, a “pro-business” move toward the center by President Obama, stronger corporate earnings and a general rotation from fixed income into stocks. The Fund’s long equity positions made the sector the best performer for the month of January, in the face of such a rising global equity environment. Commodity trading also produced gains for the month of January from the Fund’s long positions in agricultural and energy contracts. A number of energy contracts reached 24 month highs on strong global demand due to a number of factors, including, cold weather in the U.S. / U.K. and civil unrest in the Middle East. Cotton started 2011 up over 16% for the month of January on surging demand from the world’s biggest consumer, China. Currency trading on the month proved difficult as the Fund’s short position in the U.S. Dollar generated losses as emerging market risk aversion may have been prompted by the Egyptian anti-government protests. Additional losses were recorded in the fixed income markets from the Fund’s long position in short-term European rates. The bond market was choppy during the first part of January until concerns were raised about Euro-zone inflation, contributing to a sell-off in short-term rates as market participants began pricing in future rate hikes.

In February, geopolitical concerns, centering on the growing Middle East/North African ("MENA") populist uprising, may have negatively affected the commodity markets. This regional tension may have generated significant price movements in the energy sector fueling gains for the Fund. Precious Metals, including gold and silver, were also strong contributors, along with soft commodities such as cotton (+17% during February) and coffee as they continued their upward trends. Additional gains were recorded in equity trading due partially to improving macroeconomic data supporting the global recovery theme. While some of the major currencies rallied during the month, others like the New Zealand Dollar fell significantly on the devastation of a massive earthquake in the Christchurch region. In the aggregate, currency trading was marginally positive on the month for the Fund. Fixed Income trading finished slightly negative as price action was choppy across the globe, mainly from better economic data in the early part of the month followed by risk aversion in the second half of February.

The “V–shaped” behavior in most sectors during March may have been caused by global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets experienced significant volatility as the MENA unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Fund’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities were negatively impacted by base metal prices. Gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened in response to excess volatility and disorderly movements in exchange rates that may have been perceived as having adverse implications for economic and financial stability. In particular, the Fund’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.

While March’s volatile markets were highlighted by the events in Japan, April’s theme revolved mostly around a persistently weaker U.S. Dollar coupled with a “risk on” appetite in global stock markets. Irrespective of the continued unrest in MENA, Goldman Sachs’ warning that the commodities boom may be running out of steam and oil at multi-year highs, the bulls prevailed on relatively strong M&A activity, a strong start to the earnings season, and the U.S. Federal Reserve’s continued pledge to keep interest rates low for an “extended period.” The U.S. Dollar Index experienced its largest monthly decline since September of last year as the Federal Reserves Chairman Ben Bernanke maintained an accommodative stance in the U.S., while the European Central Bank raised rates to fight inflation. Additional downward pressure came in the form of an S&P downgrade, mid-month, to the U.S. long-term credit outlook. The Fund recorded gains in the currency sector, particularly against the Swiss Franc and commodity-linked currencies such as the Australian Dollar and the New Zealand Dollar. Commodity trading also produced substantial gains as geopolitics contributed to a strong rally in the petroleum complex. Precious metals were also solid performers as Silver came close to its all-time high when the Hunt brothers attempted to corner the market in 1980. In Stock Indices, the Fund generally increased its net long exposure as bullish trends apparently reasserted themselves following a chaotic March, while only maintaining a marginal short exposure in Japan.  Trading in fixed income yielded flat results as gains in long positions were offset by losses from short positions.

The petroleum complex sold off substantially on May 5th, despite the lack of any oil-related fundamental data. In addition, precious metals saw a significant decline with the price of silver dropping 24%, giving back the entire April rally. While the Fund suffered losses in these sectors, our models significantly reduced long commodity exposure on the abrupt reversal in price action and spike in volatility throughout the month. Trading in global equities also generated losses on softer economic data, Wall Street lowering U.S. growth forecasts, and renewed European sovereign debt concerns mainly focused on Greece. While positions have been reduced in this sector, regional risk was apparently rotated out of Europe and back to the U.S. Losses were also recorded in currency trading as the U.S. Dollar rallied against most major currencies. The Fund's long Euro position produced the biggest currency loss, as the European Central Bank disappointed expectations of rate hikes at its May policy meeting. Fixed income trading produced strong positive results, helping to mitigate losses in riskier assets as the flight-to-quality theme was dominant in May.

The Greek debt crisis continued to influence price movement in June, leading to the eventual passage of an austerity plan at month-end. In addition, the U.S. Federal Reserve, which continued to expect that economic conditions were likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Factors such as concerns about the European sovereign debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavily on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Fund’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Certain risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite headlines that may have caused the currency markets to fluctuate intra-month. The Fund continued to maintain a short U.S. Dollar exposure versus most major currencies.

During the month of July, the markets were affected by the ongoing sovereign debt crisis in both Europe and the U.S. As risky assets suffered, certain bond prices were increased partially from investors flocking to the relative safety of fixed income, yielding strong gains for the Fund’s global long position. While U.S. Treasuries finished the month up over 2%, U.K. Gilts finished up 4%, German Bunds were up 3.5%, Japanese Bonds closed up 5% and Canadian Bonds increased by 2.5%. Additional gains were recorded in foreign exchange trading as the U.S. Dollar continued its downward trend against most major currencies. The U.S. Dollar, in particular, fell to new all-time lows against the Swiss Franc and the New Zealand Dollar, some of the best performing markets for the Fund in July. Commodity trading for the Fund was also strongly positive in July, particularly from precious metals, as safe-haven buying supported prices in gold and silver. Additional profits came from soft commodities as sugar continued its upward trend, gaining 12% in July, on signs that Brazil’s production would not match expectations. The base metals and energy sector yielded small gains, while grains yielded small losses. The stock index sector was the Fund's only losing sector during the month as European sovereign debt remained a concern, economic data was mixed to weaker–than-expected, and the U.S. debt-ceiling and deficit-reduction debate took center stage. While the Fund reduced net long exposure in Europe, position exposure increased in the Pacific Rim and in North America.

August experienced significant volatility stemming mainly from the S&P downgrade of the United States Triple-A credit rating after weeks of contentious political debate. Strong gains in fixed income were recorded during the month as risk appetite diminished sending yields in both the U.S. and European fixed income markets lower. However, the reduction in risk appetite may have been a primary driver for losses in currency trading, stock indices and commodities. As a consequence of market volatility, European Union regulators implemented restrictions on short selling in various stock indices. The Fund’s trading is also subject to these restrictions and appropriate action was taken to be in compliance. While the Fund was still able to short certain stock index contracts in Europe, others have been temporarily removed from the portfolio. The Fund continued to take advantage of stock market volatility (indirectly) through trading in currencies, bonds and commodities.

The markets seemed to be in risk aversion mode in September as the pressure of implementing fiscal austerity in the Eurozone continued. Negative sentiment in macroeconomic growth may have increased fears of recessions and may have overwhelmed some tentative signs of optimism. The Fund benefited from higher bond prices. Equity Indices also yielded gains in the Fund, primarily from short positions in Europe and Asia as stocks globally finished lower. These gains were not enough to offset losses experienced in the other sectors. Risk assets struggled during the month while the U.S. Dollar which was up nearly 6% for the month. The Fund, having been positioned with the prevailing trend of a weaker U.S. Dollar, recorded its largest losses in the Foreign Exchange sector as a result of the U.S. Dollar's rally. The Fund’s models adjusted positioning in response to the rally; however, the losses in this sector were difficult to offset. Commodities amplified the theme of bearish global macroeconomic conditions resulting in overall losses in the sector for the Fund. Precious metals reversed significantly, with nearly a 28% decline in silver and 11% in gold, perhaps implying deflation was on the horizon. Base metal positions helped dampen losses from energy trading, despite certain shorts during the month.

Global risk appetite seemed to improve throughout the month of October as market participants became more optimistic that progress could be achieved in managing the European debt crisis. The turn-around was impressive when considering some markets rallied 20% from their low points. While the Euro rallied relative to the U.S. Dollar during the month, the biggest shock to the system seemed to be the Bank of Japan intervention at month end. The Dollar's significant rally against the Yen caused the Yen to be the only G20 currency with a negative performance against the Dollar on the month. Outside of Europe, economic data improved, thus diminishing some of the global recessionary concerns. A more resilient economy, coupled with expectations of progress in the Eurozone may have supported the global equity markets and commodity prices. While losses in equity indices and fixed income trading were marginal, volatility was elevated in the commodity markets at large, generating losses to the Fund. While aggregate long positions in precious metals were marginally accretive, short positions in the base metals were responsible for the overall loss in the commodities sector, with copper prices rising over 15%. On the last day of the month, the rally unwound and the tide began to change largely due to a call for a referendum on the recently negotiated EU agreement and a confidence vote by the Greek Prime Minister. Choppy markets with high volatility created difficulty for trend-following models.

Primary catalysts for the mid-November sell-off in equity prices may have been influenced by the ongoing sovereign debt crisis in Europe, negative news out of China, and the U.S. deficit-reduction “super committee’s” failure to reach an agreement. The late month rally may have been influenced by better than expected U.S. holiday shopping results, a globally coordinated central bank liquidity action, and optimistic reports of economic data in the U.S.  While Trend-Following strategies cannot typically manage intra-day and intra-week fluctuations in price action well, the Fund’s model diversity across time horizon and across market segments may have dampened larger potential market losses for the month. In equity indices trading, early in the month the Fund’s longs in the U.S. and Europe were offset by shorts in Asia. As the month progressed, significant volatility in global equity markets may have caused the Fund’s models to contract and adjust their positioning, leaving marginal room to take advantage of the impromptu rally at month-end. While fixed income trading was strongly positive throughout the month, the risk asset rally at month end may have generated an abrupt fixed income sell-off, thus diminishing gains from the Fund’s long bond positioning in the sector. A similar phenomenon occurred in the currency sector as the U.S. Dollar rally may have caused the Fund’s models to increase their long positioning, only to see an unexpected policy decision negatively influence the U.S. Dollar in the last days of the month. Commodity prices also experienced volatility. The Fund’s short positioning in natural gas yielded substantial gains; however, the sector as a whole finished with losses coming primarily in precious metals. Trend-based systems need linear, directional volatility to profit.

In December, political events continued to influence market price action, with the European Debt Crisis taking center stage. Fixed Income trading yielded strong gains during the month as the Fund’s long positions globally helped close a strong year for the sector. Fixed Income was one of the few sectors to exhibit relatively more pronounced price trend behavior throughout the year. Unfortunately for trend-following strategies in general, much of 2011 exhibited choppy and volatile price action in risk assets due to a number of political events that may have adversely impacted investor sentiment. Currency trading was also a significant contributor to gains on the month as the U.S. Dollar rallied against most of the majors, particularly against the Euro. That said, some significant reversals throughout the year left the Fund in negative territory on the year in foreign exchange. Price action in global equity markets was mixed and finished slightly negative on the month for the Fund and negative on the year. Mixed news out of Europe, generally better than expected U.S. economic data including strong holiday sales, and China’s pro-growth policy were all contributing factors to mixed results. Commodity prices experienced their first annual drop as a sector since 2008 and individual sub-sectors remained volatile, especifically Gold and Silver, losing 10-15% respectively. While commodity trading has been difficult for the Fund on the year, losses on the month were marginal as broad diversification in positioning and underlying risk exposure may have dampened volatility.

2010 (For the Year Ended December 31)

Of the 9.04% return for the year, approximately 16.31% was due to trading gains (before commissions) and approximately 0.46% was due to investment income, offset by approximately (7.73)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 16.31% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.30%
Currencies	3.10
Interest Rates	12.22
Stock Indices	(2.31)

16.31%

2010 began with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, began to waver, resulting in trading losses for the Fund’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Fund’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.

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

2009 (For the Year ended December 31)

Of the (8.96)% return for the year ended December 31, 2009, approximately (1.66)% was due to trading losses (before commissions) and approximately (7.44)% was due to brokerage fees, operating costs and offering costs borne by the Fund, offset by approximately 0.14% due to interest income. An analysis of the (1.66)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(0.24)%
Currencies	3.70
Interest Rates	(4.66)
Stock Indices	(0.46)

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Because the business of the Fund is the speculative trading of futures and forwards, the composition of the Fund’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2011, 2010 and 2009 and the trading gains/losses by market category for the years then ended.

	December 31, 2011
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.65%	(6.96)%
Currencies	0.65%	(3.78)%
Interest Rates	1.10%	17.50%
Stock Indices	0.38%	(6.80)%

Aggregate/Total	1.35%	(0.04)%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (7.61)% return for the year ended December 31, 2011, approximately (0.04)% was due to trading losses (before commissions) and approximately (7.92)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.35% due to investment income.

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
Of the 9.04% return for the year ended December 31, 2010, approximately 16.31% was due to trading gains (before commissions) and approximately 0.46% was due to investment income, offset by approximately (7.73)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

	December 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.41%	(0.24)%
Currencies	0.90%	3.70%
Interest Rates	0.68%	(4.66)%
Stock Indices	0.45%	(0.46)%

Aggregate/Total	1.62%	(1.66)%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (8.96)% return for the year ended December 31, 2009, approximately (1.66)% was due to trading losses (before commissions) and approximately (7.44)% was due to brokerage fees, operating costs and offering costs borne by the Fund, offset by approximately 0.14% due to interest income.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Australia, Hong Kong, Singapore, Spain, Taiwan and Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

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

Agricultural

The Fund’s agricultural exposure is to the fluctuations of the price of cattle, coffee, corn, cotton, hogs, soy, sugar, and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of December 31, 2011.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 43 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting was effective.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Chief Operating Officer in January 2010, was Vice President: Director of Operations from April 2007 to January 2010, Vice President: Director of Research Operations from March 2006 to April 2007, and Research Assistant from March 2005 to February 2006. As Chief Operating Officer, he is involved in all operational aspects of the firm. In March 2010, Mr. Andrews was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. In March 2010, Mr. Andrews was appointed the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006. Mr. Andrews became listed as a Principal of Campbell & Company Investment Adviser LLC effective March 29, 2010.

D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations in January 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. From December 2005 until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser. From June 2005 until April 2007, Mr. Cleland also served as Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. In March 2010, Mr. Cleland was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Cleland is currently a member of the Board of Directors of the NFA. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland was an Associated Person, Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC from December 2005 to April 2007. Effective July 9, 2008, Mr. Cleland again became listed as a Principal of Campbell & Company Investment Adviser LLC.

Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company; since May 2010 as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities; and since October 2009 as Vice President, Chief Financial Officer and Treasurer of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a management consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. In March 2010, Mr. Harris was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the investment process of the firm. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.

Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed Director of Research in March 2010. Since he joined the firm, Dr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Dr. Hu was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, he was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2011. Dr. Hu again became listed as a Principal of Campbell & Company effective April 7, 2010.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. In October 2011, Mr. Lloyd was also appointed Secretary of Campbell & Company. Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director and Vice President, Chief Compliance Officer and Secretary of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 30, 2010, October 20, 2005 and August 30, 2010, respectively. Mr. Lloyd became listed as a Principal of Campbell & Company Investment Adviser LLC effective December 12, 2005.

Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Director — Software Development and Research Operations in May 2010, was Director - Research Operations and Trade Operations from January 2010 to May 2010, Research Operations — Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a Master’s of Science in Computer Science from South Dakota Schools of Mines and Technology and a Bachelor of Science in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company effective May 25, 2010.

Stephen C. Roussin, born in 1963, joined Campbell & Company in June 2011 and has served as President since June 2011, Chief Executive Officer since October 2011, and Director effective January 2012. Mr. Roussin became the President in June 2011 and the President and Chief Executive Officer in October 2011 of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser. Mr. Roussin became the President in June 2011 and has served as a Director and President and Chief Executive Office since October 2011 of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member. Mr. Roussin has served since September 2011 as Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company. In October 2011, Mr. Roussin was appointed President of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Mr. Roussin was employed by UBS Wealth Management Americas, a wealth management division of a global financial services company, as Managing Director, Head of Investment Solutions, where he was responsible for several business units and functional teams from September 2004 to November 2009, after which he had a hiatus in employment until taking the position with Campbell & Company. From June 1997 to June 2004, Mr. Roussin served as President and Chief Operating Officer of New York Life Investment Management LLC, an investment management firm and a subsidiary of New York Life Insurance Company, where he was responsible for managing a senior team of investment management professionals, after which he had a hiatus in employment until taking the position with UBS Wealth Management Americas. From June 1994 to June 1997, Mr. Roussin was employed by Smith Barney Inc., an SEC registered broker-dealer and subsidiary of the Travelers Group Inc., as a Senior Vice President, where he was responsible for numerous product management functions supporting proprietary and non-proprietary funds offerings, offshore products, marketing, shareholder services, and program development. From July 2007 to October 2008, Mr. Roussin was listed as a Principal of UBS Financial Advisor, L.L.C., a UBS affiliate and an SEC registered investment adviser, where he served on the boards of several closed-end funds. From March 2008 to October 2008, Mr. Roussin was also an NFA Associate Member and Associated Person of UBS Fund Advisor, L.L.C. Mr. Roussin became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 18, 2011, July 8, 2011 and October 18, 2011, respectively. Mr. Roussin became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective October 20, 2011, July 8, 2011 and October 20, 2011, respectively.

Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009, Ms. Wills-Zapata has served as a Director and Vice President of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member, and in this capacity, Ms. Wills-Zapata oversees the marketing activities of the firm. Ms. Wills-Zapata served as a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association from November 2006 to November 2010. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Fund, has determined that Gregory T. Donovan qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. He is not independent of management.

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

Item 11.  Executive Compensation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2011, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)
Security Ownership of Management. As of December 31, 2011, Campbell & Company owned 4,330.602 Units of General Partnership Interest having a value of $10,446,192. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Amount and Nature
	Name of Beneficial	of Beneficial
Title of Class	Owner	Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, Inc.	4,330.602 Units	1.12% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2011 and 2010 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2011 and 2010 were $170,000 and $160,763, respectively.

(b)	Audit Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)
The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	See Financial Statements beginning on page 43 hereof.

	(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

	(3)	Exhibits

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, Inc. (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Non-Custody Investment Advisory Agreement with Horizon Cash Management L.L.C., as cash manager (1)

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2011 and 2010, (ii) Statements of Financial Condition December 31, 2011 and 2010, (iii) Statements of Operations For the Years Ended December 31, 2011, 2010 and 2009, (iv) Statements of Cash Flows For the Years Ended December 31, 2011, 2010 and 2009, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2011, 2010 and 2009, (vi) Financial Highlights For the Years Ended December 31, 2011, 2010 and 2009, (vii) Notes to Financial Statements, tagged as blocks of text.

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 on April 27, 2010 and incorporated herein by reference.

(2) Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registration Statement on Form S-1 on August 9, 1993 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
By:	CAMPBELL & COMPANY, INC. General Partner

By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., General Partner of the Registrant, indicated on March 30, 2012.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ Bruce L. Cleland	Vice Chairman of the Board of Directors
Bruce L. Cleland

/s/ Stephen C. Roussin	Chief Executive Officer
Stephen C. Roussin

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2011

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES

Report of Independent Registered Public Accounting Firm	45

Financial Statements

Condensed Schedules of Investments December 31, 2011 and 2010	46-50

Statements of Financial Condition December 31, 2011 and 2010	51

Statements of Operations For the Years Ended December 31, 2011, 2010 and 2009	52

Statements of Cash Flows For the Years Ended December 31, 2011, 2010 and 2009	53

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2011, 2010 and 2009	54

Financial Highlights For the Years Ended December 31, 2011, 2010 and 2009	55

Notes to Financial Statements	56-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2011 and 2010, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 29, 2012

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$24,622,878	2.63%
	(cost $24,630,630)
	Netherlands
	Financials	$24,999,955	2.67%
	(cost $25,000,000)
	Total Bank Deposits (cost $49,630,630)	$49,622,833	5.30%

	Commercial Paper
	United States
$27,425,000	Financials ING America Insurance Holdings, Inc Due 01/03/2012	$27,424,787	2.93%
$25,000,000	ING America Insurance Holdings, Inc Due 01/04/2012	$24,999,027	2.67%
	Other	$80,976,247	8.66%
	Health Care	$25,000,000	2.67%
	Materials	$24,997,558	2.67%
	Services	$57,997,917	6.20%
	Utilities	$135,772,793	14.52%
	Total United States (cost $377,146,616)	$377,168,329	40.32%

	Corporate Bonds
	United States
	Financials	$122,575,339	13.11%
	(cost $122,413,097)
	Government And Agency Obligations
	United States
$35,000,000	U.S. Government Agency FHLMC 0.55% Due 09/09/2013	$34,957,160	3.74%
$27,050,000	FHLMC 0.60% Due 08/22/2013	$27,059,738	2.89%
$42,000,000	FHLMC Step Up Tranche #TR 00424 0.45% Due 07/26/2013	$41,971,440	4.49%
$32,281,000	FHLMC Tranche #TR 00299 0.65% Due 07/05/2013	$32,281,323	3.45%
	Other	$12,994,280	1.39%
$23,250,000	U.S. Treasury Bills * Due 02/02/2012	$23,250,000	2.49%
$93,850,000	U.S. Treasury Bills * Due 03/08/2012	$93,849,824	10.04%
	Total United States (cost $266,425,020)	$266,363,765	28.49%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

Short Term Investment Funds
United States
Short Term Investment Funds	$194	0.00%
(cost $ 194)
Total Fixed Income Securities (cost $815,615,557)	$815,730,460	87.22%

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$166,658	0.02%
Energy	$(62,760)	(0.01)%
Metals	$276,037	0.03%
Stock indices	$2,215,241	0.24%
Short-term interest rates	$1,620,617	0.17%
Long-term interest rates	$11,628,440	1.24%
Total long futures contracts	$15,844,233	1.69%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$(7,008,452)	(0.75)%
Energy	$2,199,579	0.24%
Metals	$4,232,610	0.45%
Stock indices	$487,096	0.05%
Short-term interest rates	$(48,924)	(0.01)%
Total short futures contracts	$(138,091)	(0.02)%

Total futures contracts	$15,706,142	1.67%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$(442,388)	(0.05)%
Various short forward currency contracts	$21,252,961	2.27%
Total forward currency contracts	$20,810,573	2.22%

*	Pledged as collateral for the trading of futures and forward positions.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Equity in broker trading accounts
Cash	$61,256,582	$294,040,862
Restricted cash	44,204,325	0
Fixed income securities (cost $75,000,000 and $149,996,271, respectively)	75,000,000	149,996,271
Net unrealized gain (loss) on open futures contracts	15,706,142	18,350,278
Total equity in broker trading accounts	196,167,049	462,387,411

Cash and cash equivalents	1,917,178	78,868,811
Restricted cash deposits with forwards broker	0	4,324,051
Fixed income securities (cost $740,615,557 and $874,139,862, respectively)	740,730,460	874,392,391
Options purchased, at fair value (premiums paid - $ 0 and $4,537,333, respectively)	0	6,243,013
Net unrealized gain (loss) on open forward currency contracts	20,810,573	22,181,636
Interest receivable	968,097	2,445,265
Total assets	$960,593,357	$1,450,842,578

LIABILITIES
Accounts payable	$521,105	$729,337
Brokerage fee	5,598,363	8,438,643
Options written, at fair value (premiums received - $ 0 and $988,402, respectively)	0	2,884,114
Accrued commissions and other trading fees on open contracts	108,125	197,479
Offering costs payable	244,794	407,181
Redemptions payable	18,913,530	20,340,196
Total liabilities	25,385,917	32,996,950

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 4,330.602 and 6,602.933 redeemable units outstanding at December 31, 2011 and December 31, 2010	10,446,192	17,239,400
Limited Partners - 383,372.068 and 536,451.595 redeemable units outstanding at December 31, 2011 and December 31, 2010	924,761,248	1,400,606,228
Total partners' capital (Net Asset Value)	935,207,440	1,417,845,628

Total liabilities and partners' capital (Net Asset Value)	$960,593,357	$1,450,842,578

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$46,543,305	$148,839,263	$(112,411,933)
Change in unrealized	(2,644,136)	22,927,395	(4,783,274)
Brokerage commissions	(4,083,980)	(3,891,505)	(2,454,792)
Net gain (loss) from futures trading	39,815,189	167,875,153	(119,649,999)

Forward currency and options on forward
currency trading gains (losses)
Realized	(46,774,097)	3,896,625	89,537,760
Change in unrealized	(1,181,031)	36,874,532	(25,596,790)
Brokerage commissions	(484,229)	(399,579)	(342,095)
Net gain (loss) from forward currency and options on forward currency trading	(48,439,357)	40,371,578	63,598,875

Total net trading gain (loss)	(8,624,168)	208,246,731	(56,051,124)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	4,449,073	5,991,912	3,038,024
Realized gain (loss) on fixed income securities	23,515	246,697	(27,242)
Change in unrealized gain (loss) on fixed income securities	(137,626)	408,921	(156,391)
Total investment income	4,334,962	6,647,530	2,854,391

Expenses
Brokerage fee	87,233,861	103,070,192	144,756,816
Operating expenses	1,980,103	2,509,570	1,923,333

Total expenses	89,213,964	105,579,762	146,680,149

Net investment income (loss)	(84,879,002)	(98,932,232)	(143,825,758)

NET INCOME (LOSS)	$(93,503,170)	$109,314,499	$(199,876,882)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$(190.91)	$175.36	$(240.77)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(198.69)	$216.49	$(235.52)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(93,503,170)	$109,314,499	$(199,876,882)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	3,962,793	(60,210,848)	30,536,455
(Increase) decrease in restricted cash	(39,880,274)	(4,324,051)	83,927,379
(Increase) decrease in option premiums paid	4,537,333	(513,991)	(3,054,341)
Increase (decrease) in option premiums received	(988,402)	(266,306)	(2,282,644)
Increase (decrease) in payable for securities purchased	0	(99,998,667)	99,998,667
(Increase) decrease in interest receivable	1,477,168	(380,310)	(2,023,257)
Increase (decrease) in accounts payable and accrued expenses	(3,137,866)	(1,730,047)	(4,488,787)
Purchases of investments in fixed income securities	(46,506,315,083)	(35,667,260,751)	(40,166,114,624)
Sales/maturities of investments in fixed income securities	46,714,835,659	36,249,527,728	39,696,646,185

Net cash from (for) operating activities	80,988,158	524,157,256	(466,731,849)

Cash flows from (for) financing activities
Redemption of units	(387,363,659)	(414,772,914)	(573,627,818)
Offering costs paid	(3,360,412)	(2,615,661)	(2,757,966)
Net cash from (for) financing activities	(390,724,071)	(417,388,575)	(576,385,784)

Net increase (decrease) in cash and cash equivalents	(309,735,913)	106,768,681	(1,043,117,633)

Unrestricted cash
Beginning of year	372,909,673	266,140,992	1,309,258,625

End of year	$63,173,760	$372,909,673	$266,140,992

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$61,256,582	$294,040,862	$224,803,378
Cash and cash equivalents	1,917,178	78,868,811	41,337,614

Total end of year cash and cash equivalents	$63,173,760	$372,909,673	$266,140,992

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2008	10,367.982	$27,266,756	923,465.791	$2,428,627,136	933,833.773	$2,455,893,892

Net income (loss)		(2,437,542)		(197,439,340)		(199,876,882)
Redemptions	(3,730.000)	(8,906,531)	(216,560.303)	(535,824,108)	(220,290.303)	(544,730,639)
Offering costs		(28,832)		(2,765,921)		(2,794,753)
Balances at December 31, 2009	6,637.982	15,893,851	706,905.488	1,692,597,767	713,543.470	1,708,491,618

Net income (loss)		1,462,157		107,852,342		109,314,499
Redemptions	(35.049)	(87,627)	(170,453.893)	(397,196,771)	(170,488.942)	(397,284,398)
Offering costs		(28,981)		(2,647,110)		(2,676,091)
Balances at December 31, 2010	6,602.933	17,239,400	536,451.595	1,400,606,228	543,054.528	1,417,845,628

Net income (loss)		(762,638)		(92,740,532)		(93,503,170)
Redemptions	(2,272.331)	(6,000,000)	(153,079.527)	(379,936,993)	(155,351.858)	(385,936,993)
Offering costs		(30,570)		(3,167,455)		(3,198,025)
Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net Asset Value per General and Limited Partner Unit
December 31, 2011	December 31, 2010	December 31, 2009

$2,412.18	$2,610.87	$2,394.38

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2011, 2010 and 2009. This information has been derived from information presented in the financial statements.

	2011	2010	2009
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,610.87	$2,394.38	$2,629.90

Income (loss) from operations:
Total net trading gains (losses) (1)	(18.86)	379.49	(58.90)
Net investment income (loss) (1)	(173.30)	(158.71)	(173.25)

Total net income (loss) from operations	(192.16)	220.78	(232.15)

Offering costs (1)	(6.53)	(4.29)	(3.37)

Net asset value per unit at end of year	$2,412.18	$2,610.87	$2,394.38

Total Return	(7.61)%	9.04%	(8.96)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.29%	7.26%	7.16%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.29%	7.26%	7.16%

Net investment income (loss) (2)	(6.93)%	(6.81)%	(7.02)%

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
DECEMBER 31, 2011

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the "Fund") is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts and forward currency contracts. Prior to September 2011, the Fund also traded options on forward currency contracts.

B.  Regulation

As a registrant with the Securities Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "brokers') and interbank market makers through which the Fund trades.

C.  Method of Reporting

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

When the Fund writes an option, an amount equal to the premium received by the Fund is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked to market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Fund follows the provisions of ASC 820, "Fair Value Measurements and Disclosures." ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2011 and December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Fund's financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$815,730,460	$0	$815,730,460
Other Financial Instruments
Exchange-traded futures contracts	15,706,142	0	0	15,706,142
Forward currency contracts	0	20,810,573	0	20,810,573
Total	$15,706,142	$836,541,033	$0	$852,247,175

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$1,024,388,662	$0	$1,024,388,662
Other Financial Instruments
Exchange-traded futures contracts	18,350,278	0	0	18,350,278
Forward currency contracts	0	22,181,636	0	22,181,636
Options purchased	0	6,243,013	0	6,243,013
Options written	0	(2,884,114)	0	(2,884,114)
Total	$18,350,278	$1,049,929,197	$0	$1,068,279,475

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Management has continued to evaluate the application of ASC 740, "Income Taxes," to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2011, and December 31, 2010, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $244,794 and $407,181, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At December 31, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $424,681 and $414,245, respectively.

G.  Foreign Currency Transactions

The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

H.  Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Fund's financial statements and disclosures, if any, is currently being assessed.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance fees (the "fees"), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund's bank, broker or cash management accounts.

Note 3.  CASH MANAGER AND CUSTODIAN

In July 2009, the Fund appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, and Horizon Cash Management LLC as cash managers under the Non-Custody Investment Advisory Agreements to manage and control the liquid assets of the Fund. Each cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

The Fund opened custodial accounts at The Northern Trust Company (the "custodian") and has granted the cash managers authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash managers on behalf of the Fund will be held in the Fund's custody accounts at the custodian. The cash managers will have no beneficial or other interest in the securities and cash in such custody accounts.

In December 2010, the Fund terminated the Non-Custody Investment Advisory Agreement with Wilmington Trust Invesment Management LLC as cash manager.

Note 4.  DEPOSITS WITH FUTURES BROKERS

The Fund deposits assets with UBS Securities LLC and Goldman, Sachs & Co. (the "brokers") subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund typically earns interest income on its assets deposited with the brokers.

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of December 31, 2011. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2011, 2010 and 2009.

Note 7.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the years ended December 31, 2011, 2010 and 2009, Campbell & Company received redemption fees of $0,  $0 and $11,966, respectively.

Note 8.  TRADING ACTIVITIES AND RELATED RISKS

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2011 and 2010 was $117,099,824 and $179,995,799, respectively, which equals 13% and 13% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2011 and December 31, 2010 was $1,166,395 and $83,046,799, respectively, which equals  0% and 6% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at December 31, 2011 and December 31, 2010 was restricted cash for margin requirements of $44,204,325 and $4,324,051 respectively, which equals 5% and 0% of Net Asset Value respectively.

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
DECEMBER 31, 2011

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

The Fund has adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2011 and 2010 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$1,340,946	$(8,182,740)	$(6,841,794)
Energy Contracts	Equity in broker trading accounts	2,741,477	(604,658)	2,136,819
Metal Contracts	Equity in broker trading accounts	6,016,325	(1,507,678)	4,508,647
Stock Indices Contracts	Equity in broker trading accounts	3,034,429	(332,092)	2,702,337
Short-Term Interest Rate Contracts	Equity in broker trading accounts	2,850,457	(1,278,764)	1,571,693
Long-Term Interest Rate Contracts	Equity in broker trading accounts	12,128,775	(500,335)	11,628,440
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	33,846,791	(13,036,218)	20,810,573
Totals		$61,959,200	$(25,442,485)	$36,516,715
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$9,610,969	$(431,465)	$9,179,504
Energy Contracts	Equity in broker trading accounts	4,023,972	(2,076,112)	1,947,860
Metal Contracts	Equity in broker trading accounts	10,873,440	(2,523,544)	8,349,896
Stock Indices Contracts	Equity in broker trading accounts	3,772,491	(3,835,329)	(62,838)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,682,213	(109,886)	1,572,327
Long-Term Interest Rate Contracts	Equity in broker trading accounts	433,641	(3,070,112)	(2,636,471)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	119,656,649	(97,475,013)	22,181,636
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	6,243,013	0	6,243,013
Written Options on Forward Currency Contracts	Options written, at fair value	0	(2,884,114)	(2,884,114)
Totals		$156,296,388	$(112,405,575)	$43,890,813
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2011, 2010 and 2009 is as follows:

Type of Instrument	Trading Revenue for the Twelve Months Ended December 31, 2011	Trading Revenue for the Twelve Months Ended December 31, 2010	Trading Revenue for the Twelve Months Ended December 31, 2009
Agricultural Contracts	$(64,321,567)	$65,085,111	$(6,276,313)
Energy Contracts	(1,445,221)	(63,568,714)	(25,247,449)
Metal Contracts	(15,635,184)	36,273,866	23,508,827
Stock Indices Contracts	(81,338,932)	(40,852,060)	(18,689,689)
Short-Term Interest Rate Contracts	2,170,063	86,249,585	(12,593,188)
Long-Term Interest Rate Contracts	204,478,054	88,987,922	(78,495,735)
Forward Currency Contracts	(27,290,153)	54,102,020	36,462,662
Purchased Options on Forward Currency Contracts	(44,236,536)	(46,723,620)	(41,245,310)
Written Options on Forward Currency Contracts	23,571,561	33,392,757	68,723,618
Total	$(4,047,915)	$212,946,867	$(53,852,577)

Line Item in the Statements of Operations	Trading Revenue for the Twelve Months Ended December 31, 2011	Trading Revenue for the Twelve Months Ended December 31, 2010	Trading Revenue for the Twelve Months Ended December 31, 2009
Futures trading gains (losses):
Realized**	$46,551,349	$149,248,315	$(113,010,273)
Change in unrealized	(2,644,136)	22,927,395	(4,783,274)
Forward currency and options on forward currency trading gains (losses):
Realized	(46,774,097)	3,896,625	89,537,760
Change in unrealized	(1,181,031)	36,874,532	(25,596,790)
Total	$(4,047,915)	$212,946,867	$(53,852,577)

** Amount differs from the amount on the Statements of Operations as the amount above does not include gains and losses on foreign currency cash balances at the futures brokers.

For the years ended December 31, 2011, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 85,500, 86,000 and 85,200, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $11,755,500,000, $10,238,700,000 and $10,284,500,000, respectively.

Open contracts generally mature within three months; as of December 31, 2011, the latest maturity date for open futures contracts is September 2013 and the latest maturity date for open forward currency contracts is March 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per 'risk unit' of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating 'stop-loss' points at which systems will signal to close open positions. Campbell & Company controls the risk of the Fund's non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 9.  INDEMNIFICATIONS

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

Note 10.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Other than the following, there are no subsequent events to disclose or record. Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There was no change in trading, operations, or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E-1