Form 10-Q
period 2012-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2012-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 (Unaudited)	3-6

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011 (Unaudited)	7

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	8

	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	9

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	10

	Financial Highlights for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Australia
	Financials	$26,992,397	2.98%
	(cost $27,000,000)
	Canada
	Financials	$49,613,284	5.47%
	(cost $49,618,048)
	United States
	Financials	$25,973,982	2.87%
	(cost $26,000,000)
	Total Bank Deposits (cost $102,618,048)	$102,579,663	11.32%

	Commercial Paper
	United States
$30,000,000	Financials ING America Insurance Holdings, Inc. Due 04/02/2012	$29,999,675	3.31%
$25,000,000	ING America Insurance Holdings, Inc. Due 04/26/2012	$24,993,570	2.76%
	Other	$49,984,235	5.52%
	Industrial	$75,215,965	8.30%
	Materials	$24,998,957	2.76%
	Utilities	$79,597,480	8.79%
	Total United States (cost $284,766,047)	$284,789,882	31.44%

	Corporate Bonds
	United States
	Financials	$128,309,769	14.16%
	Industrial	$15,466,524	1.71%
	Total United States (cost $143,568,918)	$143,776,293	15.87%

	Government And Agency Obligations
	United States
$42,000,000	U.S. Government Agency FHLMC Step Up Tranche #TR 00424 0.45% Due 07/26/2013	$41,994,960	4.64%
$32,281,000	FHLMC Tranche #TR 00299 0.65% Due 07/05/2013	$32,281,646	3.56%
	Other	$44,999,790	4.97%
	U.S. Treasury Bills
$60,000,000	U.S. Treasury Bills * Due 05/31/2012	$59,993,500	6.62%
$94,300,000	U.S. Treasury Bills * Due 06/07/2012	$94,286,657	10.40%
$23,250,000	U.S. Treasury Bills * Due 06/28/2012	$23,245,738	2.57%
	Total United States (cost $296,798,825)	$296,802,291	32.76%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$953	0.00%
	(cost $ 953)

	Total Fixed Income Securities (cost $827,752,791)	$827,949,082	91.39%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$1,650,176	0.18%
Energy	$(2,986,145)	(0.33)%
Metals	$(1,321,370)	(0.15)%
Stock indices	$1,826,516	0.20%
Short-term interest rates	$3,334,830	0.37%
Long-term interest rates	$1,923,664	0.21%
Total long futures contracts	$4,427,671	0.48%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$3,918,663	0.43%
Energy	$6,213,860	0.69%
Metals	$2,181,202	0.24%
Stock indices	$990,504	0.12%
Short-term interest rates	$(1,614,163)	(0.18)%
Long-term interest rates	$(2,843,597)	(0.31)%
Total short futures contracts	$8,846,469	0.99%

Total futures contracts	$13,274,140	1.47%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$(1,014,780)	(0.11)%
Various short forward currency contracts	$(1,704,900)	(0.19)%
Total forward currency contracts	$(2,719,680)	(0.30)%

*	Pledged as collateral for the trading of futures and forward positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$24,622,878	2.63%
	(cost $24,630,630)

	Netherlands
	Financials	$24,999,955	2.67%
	(cost $25,000,000)
	Total Bank Deposits (cost $49,630,630)	$49,622,833	5.30%

	Commercial Paper
	United States
$27,425,000	Financials ING America Insurance Holdings, Inc Due 01/03/2012	$27,424,787	2.93%
$25,000,000	ING America Insurance Holdings, Inc Due 01/04/2012	$24,999,027	2.67%
	Other	$80,976,247	8.66%
	Health Care	$25,000,000	2.67%
	Materials	$24,997,558	2.67%
	Services	$57,997,917	6.20%
	Utilities	$135,772,793	14.52%
	Total United States (cost $377,146,616)	$377,168,329	40.32%

	Corporate Bonds
	United States
	Financials	$122,575,339	13.11%
	Total United States (cost $122,413,097)	$122,575,339	13.11%

	Government And Agency Obligations
	United States
$35,000,000	U.S. Government Agency FHLMC 0.55% Due 09/09/2013	$34,957,160	3.74%
$27,050,000	FHLMC 0.60% Due 08/22/2013	$27,059,738	2.89%
$42,000,000	FHLMC Step Up Tranche #TR 00424 0.45% Due 07/26/2013	$41,971,440	4.49%
$32,281,000	FHLMC Tranche #TR 00299 0.65% Due 07/05/2013	$32,281,323	3.45%
	Other	$12,994,280	1.39%
$23,250,000	U.S. Treasury Bills * Due 02/02/2012	$23,250,000	2.49%
$93,850,000	U.S. Treasury Bills * Due 03/08/2012	$93,849,824	10.04%
	Total United States (cost $266,425,020)	$266,363,765	28.49%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$194	0.00%
	(cost $ 194)

	Total Fixed Income Securities (cost $815,615,557)	$815,730,460	87.22%

LONG FUTURES CONTRACTS
Description		Values ($)	% of Net Asset Value
Agriculture		$166,658	0.02%
Energy		$(62,760)	(0.01)%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

Metals	$276,037	0.03%
Stock indices	$2,215,241	0.24%
Short-term interest rates	$1,620,617	0.17%
Long-term interest rates	$11,628,440	1.24%
Total long futures contracts	$15,844,233	1.69%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$(7,008,452)	(0.75)%
Energy	$2,199,579	0.24%
Metals	$4,232,610	0.45%
Stock indices	$487,096	0.05%
Short-term interest rates	$(48,924)	(0.01)%
Total short futures contracts	$(138,091)	(0.02)%

Total futures contracts	$15,706,142	1.67%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$(442,388)	(0.05)%
Various short forward currency contracts	$21,252,961	2.27%
Total forward currency contracts	$20,810,573	2.22%

*	Pledged as collateral for the trading of futures and forward positions.
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION March 31, 2012 and December 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$58,585,731	$61,256,582
Restricted cash	931,707	44,204,325
Fixed income securities (cost $134,983,031 and $75,000,000, respectively)	134,983,031	75,000,000
Net unrealized gain (loss) on open futures contracts	13,274,140	15,706,142
Total equity in futures broker trading accounts	207,774,609	196,167,049

Cash and cash equivalents	29,522,895	1,917,178
Fixed income securities (cost $692,769,760 and $740,615,557, respectively)	692,966,051	740,730,460
Net unrealized gain (loss) on open forward currency contracts	(2,719,680)	20,810,573
Interest receivable	741,712	968,097
Total assets	$928,285,587	$960,593,357

LIABILITIES
Accounts payable	$273,980	$521,105
Brokerage fee	5,410,959	5,598,363
Accrued commissions and other trading fees on open contracts	149,159	108,125
Offering costs payable	269,453	244,794
Redemptions payable	16,251,493	18,913,530
Total liabilities	22,355,044	25,385,917

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 2,314.587 and 4,330.602 redeemable units outstanding at March 31, 2012 and December 31, 2011	5,712,887	10,446,192
Limited Partners - 364,724.453 and 383,372.068 redeemable units outstanding at March 31, 2012 and December 31, 2011	900,217,656	924,761,248
Total partners' capital (Net Asset Value)	905,930,543	935,207,440

Total liabilities and partners' capital (Net Asset Value)	$928,285,587	$960,593,357

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$37,859,180	$(13,044,309)
Change in unrealized	(2,432,002)	(14,354,321)
Brokerage commissions	(1,043,001)	(887,321)
Net gain (loss) from futures trading	34,384,177	(28,285,951)

Forward currency and options on forward
currency trading gains (losses)
Realized	28,480,990	5,957,690
Change in unrealized	(23,530,253)	(30,106,668)
Brokerage commissions	(42,680)	(130,483)
Net gain (loss) from forward currency and options on forward currency trading	4,908,057	(24,279,461)

Total net trading gain (loss)	39,292,234	(52,565,412)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	909,667	1,158,300
Realized gain (loss) on fixed income securities	24,854	4,739
Change in unrealized gain (loss) on fixed income securities	81,388	69,874
Total investment income	1,015,909	1,232,913

Expenses
Brokerage fee	16,725,629	24,235,629
Operating expenses	431,798	550,731

Total expenses	17,157,427	24,786,360

Net investment income (loss)	(16,141,518)	(23,553,447)

NET INCOME (LOSS)	$23,150,716	$(76,118,859)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding of 380,436.518 and 537,358.927, respectively, during the period)	$60.85	$(141.65)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$56.03	$(144.98)

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$23,150,716	$(76,118,859)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	25,880,867	44,391,115
(Increase) decrease in restricted cash	43,272,618	(27,149,828)
(Increase) decrease in option premiums paid	0	1,650,749
Increase (decrease) in option premiums received	0	657,256
Increase (decrease) in payable for securities purchased	0	119,994,900
(Increase) decrease in interest receivable	226,385	1,684,292
Increase (decrease) in accounts payable and accrued expenses	(393,495)	(984,828)
Purchases of investments in fixed income securities	(8,027,454,048)	(10,493,211,325)
Sales/maturities of investments in fixed income securities	8,015,316,814	10,420,489,775

Net cash from (for) operating activities	79,999,857	(8,596,753)

Cash flows from (for) financing activities
Redemption of units	(54,240,132)	(53,348,078)
Offering costs paid	(824,859)	(861,815)
Net cash from (for) financing activities	(55,064,991)	(54,209,893)

Net increase (decrease) in cash and cash equivalents	24,934,866	(62,806,646)

Unrestricted cash
Beginning of period	63,173,760	372,909,673

End of period	$88,108,626	$310,103,027

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$58,585,731	$275,141,848
Cash and cash equivalents	29,522,895	34,961,179

Total end of period cash and cash equivalents	$88,108,626	$310,103,027

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss) for the three months ended March 31, 2012		272,753		22,877,963		23,150,716
Redemptions	(2,016.015)	(5,000,000)	(18,647.615)	(46,578,095)	(20,663.630)	(51,578,095)
Offering costs		(6,058)		(843,460)		(849,518)
Balances at March 31, 2012	2,314.587	$5,712,887	364,724.453	$900,217,656	367,039.040	$905,930,543

Three Months Ended March 31, 2011

Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss) for the three months ended March 31, 2011		(553,140)		(75,565,719)		(76,118,859)
Redemptions	(2,272.331)	(5,999,999)	(17,785.351)	(45,383,526)	(20,057.682)	(51,383,525)
Offering costs		(7,473)		(682,442)		(689,915)
Balances at March 31, 2011	4,330.602	$10,678,788	518,666.244	$1,278,974,541	522,996.846	$1,289,653,329

Net Asset Value per General and Limited Partner Unit

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

$2,468.21	$2,412.18	$2,465.89	$2,610.87

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended March 31,
	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,412.18	$2,610.87

Income (loss) from operations:
Total net trading gains (losses) (1)	100.69	(99.87)
Net investment income (loss) (1)	(42.43)	(43.83)

Total net income (loss) from operations	58.26	(143.70)

Offering costs (1)	(2.23)	(1.28)

Net asset value per unit at end of period	$2,468.21	$2,465.89

Total Return (3)	2.32%	(5.55)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.32%	7.19%
Performance fee (3)	0.00%	0.00%

Total expenses	7.32%	7.19%

Net investment income (loss) (2),(4)	(6.89)%	(6.83)%

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
MARCH 31, 2012 (Unaudited)

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

B.  Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "brokers") and interbank market makers through which the Fund trades.

C.  Method of Reporting

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2012 and December 31, 2011, and for the periods ended March 31, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

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

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  As of January 1, 2012, the Fund adopted the provisions of ASU 2011-04.  The adoption of ASU 2011-04 did not have a material impact on the Fund's financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

	Fair Value at March 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$827,949,082	$0	$827,949,082
Other Financial Instruments
Exchange-traded futures contracts	13,274,140	0	0	13,274,140
Forward currency contracts	0	(2,719,680)	0	(2,719,680)
Total	$13,274,140	$825,229,402	$0	$838,503,542

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$815,730,460	$0	$815,730,460
Other Financial Instruments
Exchange-traded futures contracts	15,706,142	0	0	15,706,142
Forward currency contracts	0	20,810,573	0	20,810,573
Total	$15,706,142	$836,541,033	$0	$852,247,175

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedules of Investments for additional detail categorization.

D.  Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.  Income Taxes

The Fund prepares calendar year U.S. federal and applicable state tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

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

F.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2012, and December 31, 2011, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $269,453 and $244,794, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At March 31, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $291,423 and $424,681, respectively.

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

H.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), "Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position.  Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements.  The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented.  The Fund is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

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

Note 3.  CASH MANAGER AND CUSTODIAN

The Fund appointed Horizon Cash Management LLC as cash manager under the Non-Custody Investment Advisory Agreement to manage and control the liquid assets of the Fund. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

The Fund opened a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund's custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

Note 4.  DEPOSITS WITH FUTURES BROKERS

The Fund deposits assets with UBS Securities LLC and Goldman, Sachs & Co. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such futures brokers. The Fund typically earns interest income on its assets deposited with the futures brokers.

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of March 31, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2012 and 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the three months ended March 31, 2012 and 2011, Campbell & Company received redemption fees of $0 and $0, respectively.

Note 8.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2012 and December 31, 2011 was $177,525,895 and $117,099,824, respectively, which equals 20% and 13% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2012 and December 31, 2011 was $3,177,675 and $1,166,395, respectively, which equals  0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2012 and December 31, 2011 was restricted cash for margin requirements of $931,707 and $44,204,325 respectively, which equals 0% and 5% of Net Asset Value respectively.

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

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability, and purchased options expose the Fund to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The Fund adopted the provisions of ASC 815, "Derivatives and Hedging," ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011 is as follows:

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at March 31, 2012 Fair Value	Liability Derivatives at March 31, 2012 Fair Value	Net
Agriculture Contracts	Equity in futures broker trading accounts	$9,180,977	$(3,612,138)	$5,568,839
Energy Contracts	Equity in futures broker trading accounts	6,368,582	(3,140,867)	3,227,715
Metal Contracts	Equity in futures broker trading accounts	2,688,242	(1,828,410)	859,832
Stock Indices Contracts	Equity in futures broker trading accounts	7,426,531	(4,609,511)	2,817,020
Short-Term Interest Rate Contracts	Equity in futures broker trading accounts	3,592,728	(1,872,061)	1,720,667
Long-Term Interest Rate Contracts	Equity in futures broker trading accounts	5,953,047	(6,872,980)	(919,933)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	15,642,967	(18,362,647)	(2,719,680)
Totals		$50,853,074	$(40,298,614)	$10,554,460

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Equity in futures broker trading accounts	$1,340,946	$(8,182,740)	$(6,841,794)
Energy Contracts	Equity in futures broker trading accounts	2,741,477	(604,658)	2,136,819
Metal Contracts	Equity in futures broker trading accounts	6,016,325	(1,507,678)	4,508,647
Stock Indices Contracts	Equity in futures broker trading accounts	3,034,429	(332,092)	2,702,337
Short-Term Interest Rate Contracts	Equity in futures broker trading accounts	2,850,457	(1,278,764)	1,571,693
Long-Term Interest Rate Contracts	Equity in futures broker trading accounts	12,128,775	(500,335)	11,628,440
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	33,846,791	(13,036,218)	20,810,573
Totals		$61,959,200	$(25,442,485)	$36,516,715
* Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2012	Trading Gains (Losses) for the Three Months Ended March 31, 2011
Agriculture Contracts	$6,557,316	$630,090
Energy Contracts	37,903,976	27,856,636
Metal Contracts	(13,313,798)	(6,094,793)
Stock Indices Contracts	33,441,844	(25,455,550)
Short-Term Interest Rate Contracts	3,988,787	(15,944,164)
Long Term Interest Rate Contracts	(33,016,854)	(8,362,041)
Forward Currency Contracts	4,950,737	(12,496,855)
Purchased Options on Forward Currency Contracts	0	(19,009,179)
Written Options on Forward Currency Contracts	0	7,357,056
Total	$40,512,008	$(51,518,800)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2012	Trading Gains (Losses) for the Three Months Ended March 31, 2011
Futures trading gains (losses):
Realized**	$37,993,273	$(13,015,501)
Change in unrealized	(2,432,002)	(14,354,321)
Forward currency and options on forward currency trading gains (losses):
Realized	28,480,990	5,957,690
Change in unrealized	(23,530,253)	(30,106,668)
Total	$40,512,008	$(51,518,800)

**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2012 and 2011  the monthly average of futures contracts bought and sold was approximately 85,900 and 73,700, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $3,735,600,000 and $12,337,200,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is June 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2012 and December 31, 2011, and the statements of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2012, and the results of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2012 and 2011.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 with proceeds of $9,692,439, and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through March 31, 2012 total $5,609,112,920.

Effective January 6, 2012, Units in the Fund are no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

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

The Fund maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above the amount that is needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Fund is adjusted and positions in the instruments the Fund trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

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

Results of Operations

The returns for the three months ending March 31, 2012 and 2011 were 2.32% and (5.55)%, respectively. During the three months ending March 31, 2012 and 2011, the Fund accrued brokerage fees in the amount of $16,725,629 and $24,235,629, respectively, and paid brokerage fees in the amount of $16,913,033 and $24,999,333, respectively. No performance fees were accrued or paid during this period.

2012 (For the Three Months Ended March 31)

Of the 2.32% year to date return, approximately 4.25% was due to trading gains (before commissions) and approximately 0.11% was due to investment income, offset by approximately (2.04)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 4.25% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.27%
Currencies	0.54
Interest Rates	(3.07)
Stock Indices	3.51

4.25%

2012 began on a positive note, providing much needed relief to market participants across most sectors. Improving global economic data, progress with the European sovereign debt crisis, and continued central bank support drove prices higher in many markets, with the notable exception of the U.S. Dollar. The Fund's models were well positioned for these moves, recording gains in all four sectors with fixed income and stock index futures leading the way. Rising global bond prices in the U.S., Europe and Japan drove returns; the interest rates sector gained 1% for the Fund as yields continued to drop on further monetary easing. Long positions in U.S. and European equity indices were the major source of return in the stock index sector, adding approximately 1% to the Fund, as prices moved higher on positive global manufacturing data, improving sentiment in Europe, and the Fed’s pledge to keep interest rates low until 2014. The commodity sector traded flat recording gains on the Fund’s short position in natural gas offset by losses in industrial metals. The foreign exchange sector was profitable, driven by long positions in the commodity linked currencies of Australia and New Zealand.

February continued to exhibit a sense of global optimism that began 2012. Positive data in global economies and Central Bank support in China, Europe and Japan pushed equity prices and many commodities higher. Fixed income prices and the U.S. Dollar against the G10 currencies, with the notable exception of the Japanese Yen, fell as investors moved towards risk assets. The Fund profited in three of the four major sectors traded, experiencing losses in fixed income, with commodities, equity indices and foreign exchange driving gains. Rising petroleum prices were a major contributor to the Fund’s performance as tensions with Iran, stronger U.S. economic data, and a tightening global supply environment led to the rally in prices, adding almost 2% to the portfolio. Additional gains were recorded in equity indices from a net long position in stock index futures as the upward trend continued. Equity market gains were driven by continued improvement in manufacturing, employment and housing data, as well as friendly Central Bank policies and the approval of the second Greek bailout package. Other gains stemmed from currency trading, where the Japanese Yen was the major contributor. The Fund’s models quickly reacted to a changing trend in the Yen, a result of Japan’s trade balance ending 2011 in deficit territory for the first time in 30 years, and profited on the 6.5% loss in the currency’s value against the Dollar. A portion of these gains were offset by losses experienced in the fixed income sector as investors rotated out of the safety of government debt.

March ended an overall profitable first quarter of 2012 with a pullback in performance. The majority of losses stemmed from a mid-month reversal of the longstanding upward trend in fixed income prices. Additional losses in foreign exchange trading were more than offset by gains in the commodities and equity indices sectors. The diversity of markets held in the Fund helped to mitigate losses as the fixed income sector experienced particularly high volatility. Better-than-expected economic data and the U.S. FOMC raising their assessment of the U.S. economy reduced the market’s expectation of additional Fed support and caused a move away from safe haven assets. Fixed income prices tumbled across the curve and the Fund’s long position in the sector suffered. Concerns over demand for commodities also caused losses for the Fund as signs of a slowing economy in China caused the depreciation of the commodity-linked currencies of Australia and New Zealand. Gains in equity indices and energies offset some losses as the Fed reaffirmed its easy-money policy, sending stocks higher, and the existing upward trend in oil and downward trend in natural gas extended.

2011 (For the Three Months Ended March 31)

Of the (5.55)% year to date return, approximately (3.72)% was due to trading losses (before commissions) and approximately (1.92)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.09% investment income. An analysis of the (3.72)% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.59%
Currencies	(1.69)
Interest Rates	(1.73)
Stock Indices	(1.89)

(3.72)%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Fund's risk exposure in the various market sectors traded is estimated in terms of Value at Risk ("VaR"). The Fund estimates VaR using a model based upon realized returns (with a confidence level of 97.5%) which involves constructing a distribution of actual daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund's VaR at a one day 97.5% confidence level of the Fund's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

The Fund uses approximately one quarter of realized portfolio's returns to estimate volatility. Normal distribution assumption is then applied to the volatility to generate the return distribution. The VaR is the 2.5 percentile of this distribution.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2012 and December 31, 2011 and the trading gains/losses by market category for the three months ended March 31, 2012 and the year ended December 31, 2011.

March 31, 2012

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.64%	3.27%
Currencies	0.72%	0.54%
Interest Rates	1.20%	(3.07)%
Stock Indices	0.55%	3.51%

Aggregate/Total	1.64%	4.25%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the 2.32% return for the three months ended March 31, 2012, approximately 4.25% was due to trading gains (before commissions) and approximately 0.11% was due to investment income, offset by approximately (2.04)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

**
— Of the (7.61)% return for the year December 31, 2011, approximately (0.04)% was due to trading lossess (before commissions) and approximately (7.92)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.35% due to investment income.

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the futures brokers and over-the-counter counterparties. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of March 31, 2012.

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

Item 4. Mine Safety Disclosures.

          Not applicable.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: May 15, 2012	By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.