Form 10-Q
period 2012-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2012-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2012 and December 31, 2011 (Unaudited)	3-6

	Statements of Financial Condition as of June 30, 2012 and December 31, 2011 (Unaudited)	7

	Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	8

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	9

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	10

	Financial Highlights for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Australia
	Financials	$26,991,325	3.12%
	(cost $27,000,000)
	Canada
	Financials	$49,622,655	5.74%
	(cost $49,605,476)
	Finland
	Financials	$22,531,365	2.61%
	(cost $22,500,000)
	Netherlands
	Financials	$21,492,972	2.49%
	(cost $21,500,000)
	Norway
	Financials	$26,011,076	3.01%
	(cost $26,000,000)
	Total Bank Deposits (cost $146,605,476)	$146,649,393	16.97%

	Commercial Paper
	United States
$41,372,000	Financials ING America Insurance Holdings, Inc. Due 07/02/2012	$41,371,102	4.79%
$20,000,000	ING America Insurance Holdings, Inc. Due 07/06/2012	$19,998,988	2.31%
	Other	$49,976,105	5.78%
$50,000,000	Industrial Avery Dennison Corp. Due 07/02/2012	$49,999,375	5.78%
$49,947,000	Dairy Farmers of America Due 07/02/2012	$49,947,000	5.78%
	Other	$24,997,860	2.89%
	Materials	$50,995,753	5.90%
	Utilities	$49,995,042	5.78%
	Total Commercial Paper (cost $337,266,177)	$337,281,225	39.01%

	Corporate Bonds
	United States
	Financials	$96,190,909	11.13%
	Industrial	$15,321,701	1.77%
	Total Corporate Bonds (cost $111,422,535)	$111,512,610	12.90%

	Government And Agency Obligations
	United States
	U.S. Government Agency	$54,994,237	6.36%
$96,200,000	U.S. Treasury Bills U.S. Treasury Bills * Due 09/06/2012	$96,186,375	11.13%
$102,500,000	U.S. Treasury Bills * Due 09/27/2012	$102,476,533	11.86%
	Total Government And Agency Obligations (cost $253,662,908)	$253,657,145	29.35%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$398	0.00%
	(cost $398)
	Total Fixed Income Securities ** (cost $848,957,494)	$849,100,771	98.23%
	See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$5,662,200	0.65%
Metals	$1,471,356	0.17%
Stock indices	$1,561,567	0.18%
Short-term interest rates	$(1,241,907)	(0.14)%
Long-term interest rates	$(3,730,168)	(0.43)%
Total long futures contracts	$3,723,048	0.43%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(4,535,774)	(0.53)%
Energy	$(5,668,311)	(0.66)%
Metals	$(1,415,779)	(0.16)%
Stock indices	$(3,990,801)	(0.46)%
Short-term interest rates	$49	0.00%
Long-term interest rates	$(12,075)	0.00%
Total short futures contracts	$(15,622,691)	(1.81)%

Total futures contracts	$(11,899,643)	(1.38)%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$9,635,270	1.11%
Various short forward currency contracts	$(24,941,257)	(2.88)%
Total forward currency contracts	$(15,305,987)	(1.77)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $149,972,115 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$24,622,878	2.63%
	(cost $24,630,630)
	Netherlands
	Financials	$24,999,955	2.67%
	(cost $25,000,000)
	Total Bank Deposits (cost $49,630,630)	$49,622,833	5.30%

	Commercial Paper
	United States
$27,425,000	Financials ING America Insurance Holdings, Inc Due 01/03/2012	$27,424,787	2.93%
$25,000,000	ING America Insurance Holdings, Inc Due 01/04/2012	$24,999,027	2.67%
	Other	$80,976,247	8.66%
	Health Care	$25,000,000	2.67%
	Materials	$24,997,558	2.67%
	Services	$57,997,917	6.20%
	Utilities	$135,772,793	14.52%
	Total Commercial Paper (cost $377,146,616)	$377,168,329	40.32%

	Corporate Bonds
	United States
	Financials	$122,575,339	13.11%
	(cost $122,413,097)
	Government And Agency Obligations
	United States
$35,000,000	U.S. Government Agency FHLMC 0.55% Due 09/09/2013	$34,957,160	3.74%
$27,050,000	FHLMC 0.60% Due 08/22/2013	$27,059,738	2.89%
$42,000,000	FHLMC Step Up Tranche #TR 00424 0.45% Due 07/26/2013	$41,971,440	4.49%
$32,281,000	FHLMC Tranche #TR 00299 0.65% Due 07/05/2013	$32,281,323	3.45%
	Other	$12,994,280	1.39%
$23,250,000	U.S. Treasury Bills * Due 02/02/2012	$23,250,000	2.49%
$93,850,000	U.S. Treasury Bills * Due 03/08/2012	$93,849,824	10.04%
	Total Government And Agency Obligations (cost $266,425,020)	$266,363,765	28.49%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$194	0.00%
	(cost $194)
	Total Fixed Income Securities ** (cost $815,615,557)	$815,730,460	87.22%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$166,658	0.02%
Energy	$(62,760)	(0.01)%
Metals	$276,037	0.03%
Stock indices	$2,215,241	0.24%
Short-term interest rates	$1,620,617	0.17%
Long-term interest rates	$11,628,440	1.24%
Total long futures contracts	$15,844,233	1.69%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(7,008,452)	(0.75)%
Energy	$2,199,579	0.24%
Metals	$4,232,610	0.45%
Stock indices	$487,096	0.05%
Short-term interest rates	$(48,924)	(0.01)%
Total short futures contracts	$(138,091)	(0.02)%

Total futures contracts	$15,706,142	1.67%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(442,388)	(0.05)%
Various short forward currency contracts	$21,252,961	2.27%
Total forward currency contracts	$20,810,573	2.22%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $75,000,000 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION June 30, 2012 and December 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$80,238,559	$61,256,582
Restricted cash	0	44,204,325
Fixed income securities (cost $149,972,115 and $75,000,000, respectively)	149,972,115	75,000,000
Net unrealized gain (loss) on open futures contracts	(11,899,643)	15,706,142
Total equity in futures broker trading accounts	218,311,031	196,167,049

Cash and cash equivalents	1,494,995	1,917,178
Fixed income securities (cost $698,985,379 and $740,615,557, respectively)	699,128,656	740,730,460
Net unrealized gain (loss) on open forward currency contracts	(15,305,987)	20,810,573
Interest receivable	1,134,389	968,097
Total assets	$904,763,084	$960,593,357

LIABILITIES
Accounts payable	$379,964	$521,105
Brokerage fee	5,127,028	5,598,363
Payable for securities purchased	24,990,312	0
Accrued commissions and other trading fees on open contracts	114,476	108,125
Offering costs payable	359,325	244,794
Redemptions payable	9,404,346	18,913,530
Total liabilities	40,375,451	25,385,917

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 2,314.587 and 4,330.602 redeemable units outstanding at June 30, 2012 and December 31, 2011, respectively	5,680,992	10,446,192
Limited Partners - 349,859.508 and 383,372.068 redeemable units outstanding at June 30, 2012 and December 31, 2011, respectively	858,706,641	924,761,248
Total partners' capital (Net Asset Value)	864,387,633	935,207,440

Total liabilities and partners' capital (Net Asset Value)	$904,763,084	$960,593,357

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$54,607,968	$931,521	$92,467,148	$(12,112,788)
Change in unrealized	(25,173,783)	(28,397,552)	(27,605,785)	(42,751,873)
Brokerage commissions	(874,205)	(1,195,100)	(1,917,206)	(2,082,421)
Net gain (loss) from futures trading	28,559,980	(28,661,131)	62,944,157	(56,947,082)

Forward currency and options on forward
currency trading gains (losses)
Realized	(3,739,653)	31,659,338	24,741,337	37,617,028
Change in unrealized	(12,586,307)	7,214,454	(36,116,560)	(22,892,214)
Brokerage commissions	(56,071)	(197,084)	(98,751)	(327,567)
Net gain (loss) from forward currency and options on forward currency trading	(16,382,031)	38,676,708	(11,473,974)	14,397,247

Total net trading gain (loss)	12,177,949	10,015,577	51,470,183	(42,549,835)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	999,510	1,117,942	1,909,177	2,276,242
Realized gain (loss) on fixed income securities	7,929	2,640	32,783	7,379
Change in unrealized gain (loss) on fixed income securities	(53,014)	106,376	28,374	176,250
Total investment income	954,425	1,226,958	1,970,334	2,459,871

Expenses
Brokerage fee	15,981,437	23,001,109	32,707,066	47,236,738
Operating expenses	437,388	485,367	869,186	1,036,098

Total expenses	16,418,825	23,486,476	33,576,252	48,272,836

Net investment income (loss)	(15,464,400)	(22,259,518)	(31,605,918)	(45,812,965)

NET INCOME (LOSS)	$(3,286,451)	$(12,243,941)	$19,864,265	$(88,362,800)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(9.09)	$(23.78)	$53.54	$(167.97)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(13.78)	$(29.77)	$42.25	$(174.75)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	361,658.797	514,788.485	371,047.656	526,073.706

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$19,864,265	$(88,362,800)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income	63,693,971	65,467,837
(Increase) decrease in restricted cash	44,204,325	(79,834,740)
(Increase) decrease in option premiums paid	0	2,124,521
Increase (decrease) in option premiums received	0	226,744
(Increase) decrease in interest receivable	(166,292)	1,043,371
Increase (decrease) in accounts payable and accrued expenses	(606,125)	(1,529,259)
Purchases of investments in fixed income securities	(16,380,190,842)	(25,675,114,300)
Sales/maturities of investments in fixed income securities	16,371,839,217	25,651,956,556

Net cash from (for) operating activities	118,638,519	(124,022,070)

Cash flows from (for) financing activities
Redemption of units	(98,544,686)	(117,800,349)
Offering costs paid	(1,534,039)	(1,623,514)
Net cash from (for) financing activities	(100,078,725)	(119,423,863)

Net increase (decrease) in cash and cash equivalents	18,559,794	(243,445,933)

Unrestricted cash
Beginning of period	63,173,760	372,909,673

End of period	$81,733,554	$129,463,740

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$80,238,559	$86,065,513
Cash and cash equivalents	1,494,995	43,398,227

Total end of period cash and cash equivalents	$81,733,554	$129,463,740

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss) for the six months ended June 30, 2012		245,982		19,618,283		19,864,265
Redemptions	(2,016.015)	(5,000,000)	(33,512.560)	(84,035,502)	(35,528.575)	(89,035,502)
Offering costs		(11,182)		(1,637,388)		(1,648,570)
Balances at June 30, 2012	2,314.587	$5,680,992	349,859.508	$858,706,641	352,174.095	$864,387,633

Six Months Ended June 30, 2011

Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss) for the six months ended June 30, 2011		(675,216)		(87,687,584)		(88,362,800)
Redemptions	(2,272.331)	(6,000,000)	(43,571.786)	(110,713,407)	(45,844.117)	(116,713,407)
Offering costs		(14,318)		(1,488,918)		(1,503,236)
Balances at June 30, 2011	4,330.602	$10,549,866	492,879.809	$1,200,716,319	497,210.411	$1,211,266,185

Net Asset Value per General and Limited Partner Unit

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

$2,454.43	$2,412.18	$2,436.12	$2,610.87

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,468.21	$2,465.89	$2,412.18	$2,610.87

Income (loss) from operations:
Total net trading gains (losses) (1)	31.19	15.05	131.87	(84.81)
Net investment income (loss) (1)	(42.76)	(43.24)	(85.18)	(87.08)

Total net income (loss) from operations	(11.57)	(28.19)	46.69	(171.89)

Offering costs (1)	(2.21)	(1.58)	(4.44)	(2.86)

Net asset value per unit at end of period	$2,454.43	$2,436.12	$2,454.43	$2,436.12

Total Return (3)	(0.56)%	(1.21)%	1.75%	(6.69)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.29%	7.28%	7.31%	7.21%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.29%	7.28%	7.31%	7.21%

Net investment income (loss) (2),(4)	(6.87)%	(6.90)%	(6.88)%	(6.84)%

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012 (Unaudited)

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

  D.  Fair Value

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category aslo included fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the periods ended June 30, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

	Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$849,100,771	$ 0	$849,100,771
Other Financial Instruments
Exchange-traded futures contracts	(11,899,643)	0	0	(11,899,643)
Forward currency contracts	0	(15,305,987)	0	(15,305,987)
Total	$(11,899,643)	$833,794,784	$0	$821,895,141

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$815,730,460	$ 0	$815,730,460
Other Financial Instruments
Exchange-traded futures contracts	15,706,142	0	0	15,706,142
Forward currency contracts	0	20,810,573	0	20,810,573
Total	$15,706,142	$836,541,033	$0	$852,247,175

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2012 and the year ended December 31, 2011.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedules of Investments for additional detail categorization.

  E.  Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

  F.  Income Taxes

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

  G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2012, and December 31, 2011, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $359,325 and $244,794, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At June 30, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $370,275 and $424,681, respectively.

  H.  Foreign Currency Transactions

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

  I.  Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS  ("ASU 2011-04"), to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  As of January 1, 2012, the Fund adopted the provisions of ASU 2011-04.  The adoption of ASU 2011-04 did not have a material impact on the Fund's financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented. The Fund is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

J.  Reclassification

Certain June 30, 2011 amounts in the Statement of Cash Flows were reclassified to conform to the June 30, 2012 presentation. Specifically, the increase (decrease) in payable for securities purchased amount is included in the purchases of investments in fixed income securities amount in the cash flow from (for) operating activities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a "High Water Mark") adjusting for investment income. In determining the brokerage and performance fees ("the fees"), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund's bank, broker or cash management accounts.

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

 Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency and options on foreign currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of June 30, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with both RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

 Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2012 and 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the six months ended June 30, 2012 and 2011, Campbell & Company received redemption fees of $0 and $0, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2012 and December 31, 2011 was $198,662,908  and $117,099,824, respectively, which equals 23% and 13% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2012 and December 31, 2011 was $1,257,553 and $1,166,395, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures broker and interbank market maker at June 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $0 and $44,204,325 respectively, which equals 0% and 5% of Net Asset Value, respectively.

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

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 is as follows:

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2012 Fair Value	Liability Derivatives at June 30, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$5,797,243	$(4,670,817)	$1,126,426
Energy Contracts	Net unrealized gain (loss) on open futures contracts	112,050	(5,780,361)	(5,668,311)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,464,473	(3,408,896)	55,577
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,639,939	(4,069,173)	(2,429,234)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	268,392	(1,510,250)	(1,241,858)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	582,289	(4,324,532)	(3,742,243)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,475,989	(29,781,976)	(15,305,987)
Totals		$26,340,375	$(53,546,005)	$(27,205,630)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,340,946	$(8,182,740)	$(6,841,794)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,741,477	(604,658)	2,136,819
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,016,325	(1,507,678)	4,508,647
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,034,429	(332,092)	2,702,337
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,850,457	(1,278,764)	1,571,693
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	12,128,775	(500,335)	11,628,440
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	33,846,791	(13,036,218)	20,810,573
Totals		$61,959,200	$(25,442,485)	$36,516,715
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended June 30, 2012	Trading Gains / (Losses) for the Three Months Ended June 30, 2011
Agriculture Contracts	$4,623,500	$(16,254,037)
Energy Contracts	(24,312,872)	(22,096,160)
Metal Contracts	6,719,134	(8,581,935)
Stock Indices Contracts	(31,206,164)	(17,454,275)
Short-Term Interest Rate Contracts	8,888,048	(15,218,825)
Long-Term Interest Rate Contracts	65,132,951	52,210,077
Forward Currency Contracts	(16,325,960)	47,536,950
Purchased Options on Forward Currency Contracts	0	(17,386,943)
Written Options on Forward Currency Contracts	0	8,723,783
Total	$13,518,637	$11,478,635

Type of Instrument	Trading Gains / (Losses) for the Six Months Ended June 30, 2012	Trading Gains / (Losses) for the Six Months Ended June 30, 2011
Agriculture Contracts	$11,180,816	$(15,623,947)
Energy Contracts	13,591,104	5,760,476
Metal Contracts	(6,594,664)	(14,676,728)
Stock Indices Contracts	2,235,680	(42,909,825)
Short-Term Interest Rate Contracts	12,876,835	(31,162,989)
Long-Term Interest Rate Contracts	32,116,097	43,848,036
Forward Currency Contracts	(11,375,223)	35,040,095
Purchased Options on Forward Currency Contracts	0	(36,396,122)
Written Options on Forward Currency Contracts	0	16,080,839
Total	$54,030,645	$(40,040,165)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Three Months Ended June 30, 2012	Trading Gains / (Losses) for the Three Months Ended June 30, 2011
Futures trading gains (losses):
Realized **	$55,018,380	$1,002,395
Change in unrealized	(25,173,783)	(28,397,552)
Forward currency and options on forward currency trading gains (losses):
Realized	(3,739,653)	31,659,338
Change in unrealized	(12,586,307)	7,214,454
Total	$13,518,637	$11,478,635
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Six Months Ended June 30, 2012	Trading Gains / (Losses) for the Six Months Ended June 30, 2011
Futures trading gains (losses):
Realized **	$93,011,653	$(12,013,106)
Change in unrealized	(27,605,785)	(42,751,873)
Forward currency and options on forward currency trading gains (losses):
Realized	24,741,337	37,617,028
Change in unrealized	(36,116,560)	(22,892,214)
Total	$54,030,645	$(40,040,165)
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 77,800 and 95,300 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $4,722,100,000 and $15,457,600,000 respectively.

For the six months ended June 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 81,900 and 84,500 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $4,228,900,000 and $14,637,400,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is September 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

 Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2012 and December 31, 2011, the statements of operations and financial highlights for the three months and six months ended June 30, 2012 and 2011, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2012, and the results of operations and financial highlights for the three months and six months ended June 30, 2012 and 2011, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2012 and 2011.

 Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed.  There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 with proceeds of $9,692,439, and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through June 30, 2012 total $5,646,570,327.

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

Results of Operations

The returns for the six months ending June 30, 2012 and 2011 were 1.75% and (6.69)%, respectively. During the six months ending June 30, 2012 and 2011, the Fund accrued brokerage fees in the amount of $32,707,066 and $47,236,738, respectively, and paid brokerage fees in the amount of $33,178,401 and $48,455,233, respectively. No performance fees were accrued or paid during this period.

2012 (For the Six Months Ended June 30)

Of the 1.75% year to date return, approximately 5.59% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately 4.05% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 5.59% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.82%
Currencies	(1.27)
Interest Rates	4.95
Stock Indices	0.09

5.59%

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

A profitable April began the second quarter of 2012 with gains coming from the fixed income sector.  The other three sectors, commodities, foreign exchange, and stock indices, detracted from the Fund’s performance.  Markets continue to exhibit high volatility and a high sensitivity to headlines in the news, creating both challenges and opportunities for participants. Softer economic data, increased expectations of action from central banks, and continued uncertainty in Europe pushed fixed income markets higher in April, leading gains in the Fund’s portfolio.  A portion of these gains were offset by losses experienced in the equity markets from long positions in global stock index futures.  Additional losses were recorded in the commodity markets from the Fund’s long positions in the energy markets as petroleum prices consolidated through the month of April with gasoline underperforming the complex.  The price action in energies revealed a pause in the geopolitical fears that have gripped the markets for much of the year as well as a pause in the excitement over the better than expected economic performance in the United States through Q1.  Losses were also experienced in the foreign exchange markets from the Fund’s short positions in the Japanese Yen.  The value of the Yen strengthened by almost 3% as the Bank of Japan, which was under pressure to deliver more easing at the end of the month, and broadly disappointed the markets.

The Fund’s strategies recorded gains in three of four sectors traded in May. Continued problems in Europe and signs of a slowing global economy helped push safe haven asset prices higher and caused risk assets to fall. The fixed income, foreign exchange, and commodity sectors were profitable for the Fund while the equity indices sector detracted from performance. The primary source of returns in May came from the fixed income sector. Weaker economic numbers and persisting uncertainty across the euro zone drove many fixed income yields to record lows, negative in some cases, and benefited the Fund’s long position in global government bond futures. Increased safe haven demand produced additional gains in the foreign exchange sector from the Fund’s long positions in the U.S. Dollar, particularly vs. the Euro currency. The U.S. Dollar reached its highest level since September 2010 with the Dollar Index (DXY) up over 5% on the month. Ongoing efforts by the Bank of Japan and the Swiss National Bank to limit their currency’s strength helped bolster the appeal of the Dollar. Smaller gains were recorded in the commodity markets from the Fund’s short positions in cotton as the soft commodity sold-off all month and ended the month down 21.5% on increasing global supply and falling demand in China. Additional gains in the commodity markets came from short positions in base and precious metals. A portion of these gains was offset by losses in the equity markets from positions in U.S. and global stock index futures as the markets sold off aggressively on the back of concerns about a possible Greek exit from the European Union, Spain’s struggle to recapitalize its’ banks, and softer global economic data.

The Fund experienced losses in all sectors during the month of June, ending the quarter relatively flat on a gross basis. Global market moves caused by unexpected policy responses from the E.U. summit on the final day of the month reversed gains in profitable sectors and exacerbated losses in unprofitable sectors. Foreign exchange markets led losses in June from a long position in the U.S. Dollar, particularly against the Euro. The Euro rallied into month-end on market optimism from the E.U. summit after European leaders agreed to recapitalize banks directly from the bailout fund and to remove ESM seniority for Spain. These developments, combined with the formation of a government in Greece, caused a decline in safe haven asset prices and recorded losses in the Fund’s long global government bond and short European stock index positions. In the commodity markets, natural gas prices increased on warmer-than-normal weather, low storage injection numbers from the EIA, and a tropical storm in the Gulf, leading to losses from the Fund’s short position. The rally in coffee prices on supply concerns out of Brazil also led to losses from the Fund’s short position in the soft commodity.

2011 (For the Six Months Ended June 30)

Of the (6.69)% year to date return, approximately (2.97)% was due to trading losses (before commissions) and approximately (3.90)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.18% investment income. An analysis of the (2.97)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.99)%
Currencies	1.28
Interest Rates	0.92
Stock Indices	(3.18)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the six months ended June 30, 2012 and the year ended December 31, 2011.

June 30, 2012

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.68%	1.82%
Currencies	0.67%	(1.27)%
Interest Rates	0.86%	4.95%
Stock Indices	0.62%	0.09%

Aggregate/Total	1.75%	5.59%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the 1.75% return for the six months ended June 30, 2012, approximately 5.59% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately 4.05% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

**
— Of the (7.61)% return for the year December 31, 2011, approximately (0.04)% was due to trading losses (before commissions) and approximately (7.92)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.35% due to investment income.

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the futures brokers and over-the-counter counterparties. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Fund but provides no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012, by market sector.

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

Interest Rates

Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future. Changes in the interest rate environment will have the most impact on longer dated fixed income positions at points of time throughout the year. The majority of the speculative positions held by the Fund may be held in medium to long-term fixed income positions.

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries or regions (Australia, Hong Kong, Spain, Taiwan and the Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

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

The following were the primary non-trading risk exposures of the Fund as of June 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities

The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Horizon, has authority to make certain investments on behalf of the Fund. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Fund but provides no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedules of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: August 14, 2012	By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedules of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.