Form 10-Q
period 2012-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2012-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 (Unaudited)	3-6

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011 (Unaudited)	7

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	8

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	9

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	10

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	24-29

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Australia
	Financials	$27,001,804	3.13%
	(cost $27,000,000)
	Canada
	Financials	$25,024,575	2.90%
	(cost $25,000,000)
	Finland
	Financials	$22,544,392	2.62%
	(cost $22,500,000)
	Netherlands
	Financials	$21,511,280	2.50%
	(cost $21,500,000)
	Total Bank Deposits (cost $96,000,000)	$96,082,051	11.15%

	Commercial Paper
	United States
$44,305,000	Consumer Discretionary Darden Restaurants Inc. Due 10/01/2012	$44,304,039	5.14%
$45,000,000	Energy DCP Midstream LLC Due 10/01/2012	$44,999,550	5.22%
	Other	$42,899,212	4.98%
	Financials	$49,330,458	5.72%
	Industrial	$24,999,750	2.90%
	Materials	$45,994,380	5.34%
	Utilities	$69,488,851	8.06%
	Total Commercial Paper (cost $322,007,058)	$322,016,240	37.36%

	Corporate Bonds
	United States
	Financials	$149,640,566	17.36%
	Telecommunication Services	$15,192,841	1.76%
	Total Corporate Bonds (cost $164,777,881)	$164,833,407	19.12%

	Government And Agency Obligations
	United States
$75,000,000	U.S. Treasury Bills U.S. Treasury Bills * Due 10/04/2012	$74,999,406	8.70%
$75,000,000	U.S. Treasury Bills * Due 10/25/2012	$74,997,750	8.70%
$22,625,000	U.S. Treasury Bills * Due 12/06/2012	$22,620,852	2.62%
$22,000,000	U.S. Treasury Bills * Due 12/27/2012	$21,994,949	2.55%
	Total Government And Agency Obligations (cost $194,612,957)	$194,612,957	22.57%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$792	0.00%
	(cost $ 792)
	Total Fixed Income Securities ** (cost $777,398,688)	$777,545,447	90.20%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(791,009)	(0.09)%
Energy	$3,592,174	0.42%
Metals	$13,056,714	1.51%
Stock indices	$(5,273,926)	(0.61)%
Short-term interest rates	$2,431,506	0.28%
Long-term interest rates	$6,447,778	0.75%
Net long futures contracts	$19,463,237	2.26%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(354,325)	(0.04)%
Energy	$(30,340)	(0.01)%
Metals	$(10,865,430)	(1.26)%
Short-term interest rates	$(112,502)	(0.01)%
Net short futures contracts	$(11,362,597)	(1.32)%

Net unrealized gain (loss) on open futures contracts	$8,100,640	0.94%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$21,675,787	2.51%
Various short forward currency contracts	$(12,784,966)	(1.48)%
Net unrealized gain (loss) on open forward currency contracts	$8,890,821	1.03%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $149,997,156 deposited with the futures broker.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$166,658	0.02%
Energy	$(62,760)	(0.01)%
Metals	$276,037	0.03%
Stock indices	$2,215,241	0.24%
Short-term interest rates	$1,620,617	0.17%
Long-term interest rates	$11,628,440	1.24%
Net long futures contracts	$15,844,233	1.69%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(7,008,452)	(0.75)%
Energy	$2,199,579	0.24%
Metals	$4,232,610	0.45%
Stock indices	$487,096	0.05%
Short-term interest rates	$(48,924)	(0.01)%
Net short futures contracts	$(138,091)	(0.02)%

Net unrealized gain (loss) on open futures contracts	$15,706,142	1.67%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(442,388)	(0.05)%
Various short forward currency contracts	$21,252,961	2.27%
Net unrealized gain (loss) on forward currency contracts	$20,810,573	2.22%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $75,000,000 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION September 30, 2012 and December 31, 2011 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$73,839,912	$61,256,582
Restricted cash	0	44,204,325
Fixed income securities (cost $149,997,156 and $75,000,000, respectively)	149,997,156	75,000,000
Net unrealized gain (loss) on open futures contracts	8,100,640	15,706,142
Total equity in futures broker trading accounts	231,937,708	196,167,049

Cash and cash equivalents	8,198,598	1,917,178
Fixed income securities (cost $627,401,532 and $740,615,557, respectively)	627,548,291	740,730,460
Net unrealized gain (loss) on open forward currency contracts	8,890,821	20,810,573
Interest receivable	920,728	968,097
Total assets	$877,496,146	$960,593,357

LIABILITIES
Accounts payable	$398,233	$521,105
Brokerage fee	5,113,929	5,598,363
Accrued commissions and other trading fees on open contracts	165,796	108,125
Offering costs payable	258,555	244,794
Redemptions payable	9,569,615	18,913,530
Total liabilities	15,506,128	25,385,917

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 2,314.587 and 4,330.602 redeemable units outstanding at September 30, 2012 and December 31, 2011, respectively	5,839,564	10,446,192
Limited Partners - 339,346.536 and 383,372.068 redeemable units outstanding at September 30, 2012 and December 31, 2011, respectively	856,150,454	924,761,248
Total partners' capital (Net Asset Value)	861,990,018	935,207,440

Total liabilities and partners' capital (Net Asset Value)	$877,496,146	$960,593,357

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$17,797,758	$81,282,011	$110,264,906	$69,169,223
Change in unrealized	20,000,283	30,002,636	(7,605,502)	(12,749,237)
Brokerage commissions	(1,022,628)	(1,065,300)	(2,939,834)	(3,147,721)
Net gain (loss) from futures trading	36,775,413	110,219,347	99,719,570	53,272,265

Forward currency and options on forward
currency trading gains (losses)
Realized	(20,620,048)	(14,762,763)	4,121,289	22,854,265
Change in unrealized	24,196,808	(34,962,778)	(11,919,752)	(57,854,992)
Brokerage commissions	(76,284)	(111,079)	(175,035)	(438,646)
Net gain (loss) from forward currency and options on forward currency trading	3,500,476	(49,836,620)	(7,973,498)	(35,439,373)

Total net trading gain (loss)	40,275,889	60,382,727	91,746,072	17,832,892

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	903,311	902,505	2,812,488	3,178,747
Realized gain (loss) on fixed income securities	895	4,728	33,678	12,107
Change in unrealized gain (loss) on fixed income securities	3,482	(414,097)	31,856	(237,847)
Total investment income	907,688	493,136	2,878,022	2,953,007

Expenses
Brokerage fee	15,622,910	22,577,895	48,329,976	69,814,633
Operating expenses	410,611	482,450	1,279,797	1,518,548

Total expenses	16,033,521	23,060,345	49,609,773	71,333,181

Net investment income (loss)	(15,125,833)	(22,567,209)	(46,731,751)	(68,380,174)

NET INCOME (LOSS)	$25,150,056	$37,815,518	$45,014,321	$(50,547,282)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$72.09	$76.91	$123.79	$(98.22)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$68.51	$70.75	$110.76	$(104.00)

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE PERIOD	348,850.191	491,705.053	363,648.501	514,617.488

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$45,014,321	$(50,547,282)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income	19,493,398	70,842,076
(Increase) decrease in restricted cash	44,204,325	(31,283,702)
(Increase) decrease in option premiums paid	0	4,537,333
Increase (decrease) in option premiums received	0	(988,402)
(Increase) decrease in interest receivable	47,369	805,033
(Increase) decrease in other assets	0	(4,175)
Increase (decrease) in accounts payable and accrued expenses	(549,635)	(1,616,503)
Purchases of investments in fixed income securities	(25,708,111,626)	(36,928,152,095)
Sales/maturities of investments in fixed income securities	25,746,328,495	36,917,435,411

Net cash from (for) operating activities	146,426,647	(18,972,306)

Cash flows from (for) financing activities
Redemption of units	(125,108,930)	(167,683,362)
Offering costs paid	(2,452,967)	(2,509,695)
Net cash from (for) financing activities	(127,561,897)	(170,193,057)

Net increase (decrease) in cash and cash equivalents	18,864,750	(189,165,363)

Unrestricted cash
Beginning of period	63,173,760	372,909,673

End of period	$82,038,510	$183,744,310

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$73,839,912	$160,429,507
Cash and cash equivalents	8,198,598	23,314,803

Total end of period cash and cash equivalents	$82,038,510	$183,744,310

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss) for the nine months ended September 30, 2012		409,982		44,604,339		45,014,321
Redemptions	(2,016.015)	(5,000,000)	(44,025.532)	(110,765,015)	(46,041.547)	(115,765,015)
Offering costs		(16,610)		(2,450,118)		(2,466,728)
Balances at September 30, 2012	2,314.587	$5,839,564	339,346.536	$856,150,454	341,661.123	$861,990,018

Nine Months Ended September 30, 2011

Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss) for the nine months ended September 30, 2011		(361,018)		(50,186,264)		(50,547,282)
Redemptions	(2,272.331)	(6,000,000)	(95,480.298)	(242,593,022)	(97,752.629)	(248,593,022)
Offering costs		(22,126)		(2,367,495)		(2,389,621)
Balances at September 30, 2011	4,330.602	$10,856,256	440,971.297	$1,105,459,447	445,301.899	$1,116,315,703

Net Asset Value per General and Limited Partner Unit

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

$2,522.94	$2,412.18	$2,506.87	$2,610.87

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,454.43	$2,436.12	$2,412.18	$2,610.87

Income (loss) from operations:
Total net trading gains (losses) (1)	114.22	118.45	246.05	33.52
Net investment income (loss) (1)	(43.36)	(45.90)	(128.51)	(132.88)

Total net income (loss) from operations	70.86	72.55	117.54	(99.36)

Offering costs (1)	(2.35)	(1.80)	(6.78)	(4.64)

Net asset value per unit at end of period	$2,522.94	$2,506.87	$2,522.94	$2,506.87

Total Return (3)	2.79%	2.90%	4.59%	(3.98)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.31%	7.34%	7.30%	7.22%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.31%	7.34%	7.30%	7.22%

Net investment income (loss) (2),(4)	(6.90)%	(7.18)%	(6.87)%	(6.92)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (Unaudited)

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

  B. Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the"brokers") and interbank market makers through which the Fund trades.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the periods ended September 30, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

        The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

	Fair Value at September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$777,545,447	$ 0	$777,545,447
Other Financial Instruments
Exchange-traded futures contracts	8,100,640	0	0	8,100,640
Forward currency contracts	0	8,890,821	0	8,890,821
Total	$8,100,640	$786,436,268	$0	$794,536,908

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$815,730,460	$ 0	$815,730,460
Other Financial Instruments
Exchange-traded futures contracts	15,706,142	0	0	15,706,142
Forward currency contracts	0	20,810,573	0	20,810,573
Total	$15,706,142	$836,541,033	$0	$852,247,175

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2012 and the year ended December 31, 2011.

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

  G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2012, and December 31, 2011, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $258,555 and $244,794, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company. At September 30, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $258,555 and $424,681, respectively.

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
SEPTEMBER 30, 2012 (Unaudited)

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

 Note 3.  CASH MANAGER AND CUSTODIAN

The Fund appointed Horizon Cash Management LLC as (the "cash manager") under the Non-Custody Investment Advisory Agreement to manage and control the liquid assets of the Fund. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

 Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency and options on foreign currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of September 30, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with both RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

 Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months and nine months ended September 30, 2012 and 2011.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply through the first twelve month-ends following purchase as follows: 4% of Net Asset Value per unit redeemed through the third month-end, 3% of Net Asset Value per unit redeemed through the sixth month-end, 2% of Net Asset Value per unit redeemed through the ninth month-end and 1% of Net Asset Value per unit redeemed through the twelfth month end. After the twelfth month-end following purchase of a unit, no redemption fees apply. For the nine months ended September 30, 2012 and 2011, Campbell & Company received redemption fees of $0 and $0, respectively.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2012 and December 31, 2011 was $194,612,957  and $117,099,824, respectively, which equals 23% and 13% of Net Asset Value, respectively. The cash deposited with the interbank market maker at September 30, 2012 and December 31, 2011 was $110,807 and $1,166,395, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures broker and interbank market maker at September 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $0 and $44,204,325 respectively, which equals 0% and 5% of Net Asset Value, respectively.

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

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 is as follows:

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2012 Fair Value	Liability Derivatives at September 30, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,299,984	$(2,445,318)	$(1,145,334)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	3,675,697	(113,863)	3,561,834
Metal Contracts	Net unrealized gain (loss) on open futures contracts	15,605,323	(13,414,039)	2,191,284
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	803,359	(6,077,285)	(5,273,926)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,543,708	(224,704)	2,319,004
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	7,188,141	(740,363)	6,447,778
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,393,297	(31,502,476)	8,890,821
Totals		$71,509,509	$(54,518,048)	$16,991,461
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,340,946	$(8,182,740)	$(6,841,794)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,741,477	(604,658)	2,136,819
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,016,325	(1,507,678)	4,508,647
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,034,429	(332,092)	2,702,337
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,850,457	(1,278,764)	1,571,693
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	12,128,775	(500,335)	11,628,440
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	33,846,791	(13,036,218)	20,810,573
Totals		$61,959,200	$(25,442,485)	$36,516,715
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended September 30, 2012	Trading Gains / (Losses) for the Three Months Ended September 30, 2011
Agriculture Contracts	$6,506,183	$(28,793,408)
Energy Contracts	1,962,110	(15,536,139)
Metal Contracts	206,577	10,975,508
Stock Indices Contracts	20,933,533	(21,796,785)
Short-Term Interest Rate Contracts	8,760,591	36,544,811
Long-Term Interest Rate Contracts	(650,446)	129,619,470
Forward Currency Contracts	3,576,760	(49,375,829)
Purchased Options on Forward Currency Contracts	0	(7,840,430)
Written Options on Forward Currency Contracts	0	7,490,720
Total	$41,295,308	$61,287,918

Type of Instrument	Trading Gains / (Losses) for the Nine Months Ended September 30, 2012	Trading Gains / (Losses) for the Nine Months Ended September 30, 2011
Agriculture Contracts	$17,686,999	$(44,417,355)
Energy Contracts	15,553,214	(9,775,663)
Metal Contracts	(6,388,087)	(3,701,220)
Stock Indices Contracts	23,169,213	(64,706,610)
Short-Term Interest Rate Contracts	21,637,426	5,381,822
Long-Term Interest Rate Contracts	31,465,651	173,467,506
Forward Currency Contracts	(7,798,463)	(14,335,734)
Purchased Options on Forward Currency Contracts	0	(44,236,552)
Written Options on Forward Currency Contracts	0	23,571,559
Total	$95,325,953	$21,247,753

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Three Months Ended September 30, 2012	Trading Gains / (Losses) for the Three Months Ended September 30, 2011
Futures trading gains (losses):
Realized **	$17,718,265	$81,010,823
Change in unrealized	20,000,283	30,002,636
Forward currency and options on forward currency trading gains (losses):
Realized	(20,620,048)	(14,762,763)
Change in unrealized	24,196,808	(34,962,778)
Total	$41,295,308	$61,287,918
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Nine Months Ended September 30, 2012	Trading Gains / (Losses) for the Nine Months Ended September 30, 2011
Futures trading gains (losses):
Realized **	$110,729,918	$68,997,717
Change in unrealized	(7,605,502)	(12,749,237)
Forward currency and options on forward currency trading gains (losses):
Realized	4,121,289	22,854,265
Change in unrealized	(11,919,752)	(57,854,992)
Total	$95,325,953	$21,247,753
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 87,600 and 95,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $6,787,000,000 and $9,945,900,000 respectively.

For the nine months ended September 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 83,800 and 88,100 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $5,082,000,000 and $12,013,700,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is December 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

 Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2012 and December 31, 2011, the statements of operations and financial highlights for the three months and nine months ended September 30, 2012 and 2011, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2012, and the results of operations and financial highlights for the three months and nine months ended September 30, 2012 and 2011, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2012 and 2011.

 Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed.  There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 with proceeds of $9,692,439, and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through September 30, 2012 total $5,673,299,840.

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

Results of Operations

The returns for the nine months ending September 30, 2012 and 2011 were 4.59% and (3.98)%, respectively. During the nine months ending September 30, 2012 and 2011, the Fund accrued brokerage fees in the amount of $48,329,976 and $69,814,633, respectively, and paid brokerage fees in the amount of $48,814,410 and $71,109,136, respectively. No performance fees were accrued or paid during this period.

2012 (For the Nine Months Ended September 30)

Of the 4.59% year to date return, approximately 10.36% was due to trading gains (before commissions) and approximately 0.32% was due to investment income, offset by approximately 6.09% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 10.36% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	2.82%
Currencies	(0.76)
Interest Rates	5.93
Stock Indices	2.37

10.36%

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

During the month of July, Campbell’s trend following strategies recorded gains in the fixed income markets from our long position in global government bond futures.  Weaker than expected global economic data and heightened expectations for central bank action pushed prices higher.  Markets were pricing in central bank accommodation from the U.S. Fed, the European Central Bank (ECB), and the People's Bank of China (PBOC) at month end. Additional gains were recorded in the commodity markets from long positions in corn, wheat and soybeans as hot, dry weather in the U.S. Mid-West sent the grain markets soaring to all-time highs.  Campbell was long the complex coming into the month and was able to take advantage of the surging prices brought on by the severe drought conditions. In foreign exchange markets, our long position in the U.S. Dollar vs. the Swiss Franc and the Euro Currency was profitable in July.  The Euro made a 25 month low at 1.2043 after the ECB cut both the refinancing and the deposit rate in response to the ongoing crisis. The Swiss Franc also weakened as the Swiss National Bank continued to defend the 1.2000 EUR/CHF floor.

During the month of August, Campbell’s strategies experienced losses in the foreign exchange, fixed income, and commodity sectors, partially offset by gains in equity indices. Increased central bank activity in Europe and the U.S. along with better-than-expected economic data in the U.S. caused significant moves in several global markets, driving losses in Campbell’s trend following strategies.  Campbell’s non-trend following strategies helped to mitigate losses, particularly in fixed income and equity indices. In the foreign exchange markets, Campbell’s short positions in the Swiss Franc and the Euro currency vs. the U.S. Dollar suffered as rising expectations of ECB action threatened to remove some of the tail risks around the sovereign debt crisis.  The Swiss Franc emerged as one of the strongest G10 currencies for the month (+2.9%) as the Swiss National Bank reserves made new highs in an effort to defend the 1.2000 floor in EUR/CHF. Additional losses were recorded in the commodity markets from our short positions in base metals and short position in cotton.  Prices increased across the base metals on a general covering of short positions in risk assets due to the anticipation of further central bank action.  Deteriorating U.S. crop conditions, Indian production worries, and speculation of Chinese purchases caused an increase in cotton prices and subsequent losses in Campbell’s short position in the soft commodity. Smaller losses came from fixed income markets, resulting in part from Mario Draghi’s “whatever it takes” speech, with partially offsetting gains recorded from long equity indices positions in the sector.  Moves in the fixed income and equity indices sectors resulted generally from anticipation of ECB action and improving U.S. economic data.

The majority of September gains in the Fund came from the equity indices sector in both trend and non-trend following strategies.  Campbell’s long positions in global stock index futures benefited from rising equity index prices on the back of several central bank announcements of new quantitative easing measures, China’s proposal for new fiscal stimulus, and the German high court’s ruling to uphold the constitutionality of the Euro-zone’s permanent bailout mechanism.  Additional gains were recorded in foreign exchange trading, driven mainly by non-trend strategies, from our short positions in the U.S. Dollar vs. a basket of currencies.  The DXY index lost 2% in September as unlimited balance sheet expansion in the U.S. led investors to shift into other currencies like the New Zealand Dollar.  A portion of these gains were offset by losses experienced by trend following strategies in the fixed income markets from our long position in global government bond futures.  During a volatile month for bond prices, the U.S. 30 year contract finished the month almost 2 full points lower, as the market began to worry about the prospects of inflation.  Additional losses were recorded by our trend following models in the commodity markets from short positions in base metals as prices rallied sharply following the ECB’s commitment to buy unlimited bonds.

2011 (For the Nine Months Ended September 30)

Of the (3.98)% year to date return, approximately 1.67% was due to trading losses (before commissions) and approximately 0.22% was due to investment income, offset by approximately (5.87)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 1.67% trading gain by sector is as follows:

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the nine months ended September 30, 2012 and the year ended December 31, 2011.

September 30, 2012

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.65%	2.82%
Currencies	0.60%	(0.76)%
Interest Rates	0.88%	5.93%
Stock Indices	0.74%	2.37%

Aggregate/Total	1.47%	10.36%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the 4.59% return for the nine months ended September 30, 2012, approximately 10.36% was due to trading gains (before commissions) and approximately 0.32% was due to investment income, offset by approximately 6.09% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2012, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Mine Safety Disclosures.

          Not applicable.

Item 5. Other Information.

          None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, Inc. (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Non-Custody Investment Advisory Agreement with Horizon Cash Management L.L.C., as cash manager (1)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 14, 2012	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedules of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.