Form 10-K
period 2012-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2013-04-01
CIK 910467

 ]>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2012 there were 326,591.772 Units of General and Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business.	1 – 4

Item 1A.	Risk Factors.	4 – 14

Item 1B.	Unresolved Staff Comments.	14

Item 2.	Properties.	14

Item 3.	Legal Proceedings.	14

Item 4.	Mine Safety Disclosures.	14

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15

Item 6.	Selected Financial Data	15 – 16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16 – 29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	30 – 35

Item 8.	Financial Statements and Supplementary Data.	35

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	35

Item 9A.	Controls and Procedures.	35

Item 9B.	Other Information.	35

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	36 – 38

Item 11.	Executive Compensation.	39

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	39

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	39

Item 14.	Principal Accounting Fees and Services.	40

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	41 – 42

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

Financial information about segments

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

The Fund trades pursuant to the Campbell Managed Futures Portfolio (the “CMF Portfolio”), formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2012 is as follows: 28% to interest rates, 26% to foreign exchange, 23% to commodities, and 23% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Fund's account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Fund's trading accounts.

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

Market Sectors

Campbell & Company’s CMF Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (wheat, corn, coffee, sugar, soy, hogs, cattle and cotton), precious and base metals (aluminum, copper, gold, nickel, silver and zinc), stock market indices (AEX, CAC 40, DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI Taiwan, NASDAQ 100, Nikkei, S&P 500, S&P Canada 60 Index Futures and Share Price 200 Index), interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).

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
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.47% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc and UBS AG	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge approximately $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers' charges, will equal approximately 0.50% of the Fund’s net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

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

Item 1A.  Risk Factors.

Market Risks

You Could Possibly Lose Your Total Investment in the Fund

Futures, forwards, swaps and other derivatives contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.

The Fund is Highly Leveraged

Because the amount of margin funds necessary to be deposited in order to enter into a futures, forwards, swaps and other derivatives contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net asset value. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

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

Over-the-Counter Transactions are Subject to Little, if Any, Regulation

The Fund trades forward contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money centers and investment banks, and is not regulated by the Commodity Futures Trading Commission. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund to significant losses in the event of trading abuses or financial failure by participants in the forward markets which it might otherwise have avoided.

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

Current legislation proposing greater regulation of the industry, such as the Reform Act, is considered periodically by the U.S. Congress, as well as enacted in July 2010 by the governing bodies of non-U.S. jurisdictions. It is impossible to predict, what if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which it trades and invests, or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Unitholder.

The Fund is Subject to Regulatory Risk Associated with Futures Contracts that Could Adversely Affect the Fund’s Operations and Profitability

On October 18, 2011, the CFTC adopted regulations that impose new federal position limits on futures on metals, agricultural commodities and energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate that these limits will affect the Fund’s ability to trade, but it is possible that they may in the future if the Fund’s assets increase dramatically.

The Fund is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Fund to Lose All of Its Assets

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.

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

Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability

There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; as of the fourth quarter of 2012, this estimate had risen to approximately $337.1 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategies if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures or forward positions, or otherwise alter trading patterns.

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

On October 18, 2011, the CFTC adopted regulations that imposed new federal speculative position limits for futures contractson certain energy, metal and agricultural commodities, and economically equivalent swaps. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. The rules concerning speculative position limits may be amended in a manner that is detrimental to the Fund. For example, the Fund’s ability to invest in additional commodity futures contracts or economically equivalent swaps may be limited to the extent these activities would cause the Fund to exceed the applicable speculative position limits.

Over-the-Counter Derivatives Markets

The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Fund will not qualify to rely on such exemptions. In addition, the OTC derivative dealers with which the Fund executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such OTC derivatives will be subject to mandatory clearing and the dealers will be subject to margin requirements irrespective of whether the Fund is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

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

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Fund may remain principal-to-principal or OTC contracts between the Fund and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these previously substantially unregulated markets. While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

In addition, Congress has considered imposing, and may in the future impose, restrictions on trading credit default swaps and other derivatives, including, potentially, a ban on trading these instruments except for the purpose of hedging a physically held position.

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

There Could be a Limit on the Deductibility of Brokerage and Performance Fees

Although the Fund treats the brokerage fee and performance fees paid to Campbell & Company and other expenses of the Fund as ordinary and necessary business expenses, upon an IRS audit the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the limited partner’s share of expenses were deemed to be investment advisory fees, a limited partner’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the brokerage fee might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the brokerage fee were so treated, a limited partner’s tax liability would likely increase.

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

Inadequate Models Could Negatively Affect the Fund’s Portfolio

Campbell & Company’s trading is highly model driven, and is materially subject to possible flaws in the models. As market dynamics shift over time (for example, due to changed market conditions and participants) a previously highly successful model often becomes outdated and inaccurate, sometimes without Campbell & Company recognizing that fact before substantial losses are incurred. In particular, the Fund may incur major losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Fund in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, many positions may become illiquid, in disrupted derivatives markets, making it difficult or impossible to close out positions against which the markets are moving.

Even if the basic concepts of our models are sound, the trading advisor may make errors in developing algorithms for integrating the numerous factors and variables into our models in programming those algorithms. Those errors may cause any affected model to generate results different from those intended. The errors may be difficult to detect in many market conditions, possibly influencing outcomes only in periods of stress or change in market conditions.

The trading advisor anticipates the continued modification, enhancement and development of models. Each new generation of models (including incremental improvements to current models) exposes the Fund to the possibility of unforeseen losses from a variety of factors, including conceptual failures and implementation failures. There can be no assurance that the models used by the trading advisor will be effective or that they will be effectively utilized by the trading advisor. Moreover, there can be no assurance that the trading advisor will be able to continue to develop, maintain and update the models so as to effectively implement its trading strategy.

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

The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

As general partner of the Fund, Campbell & Company may withdraw from the Fund upon 120 days’ notice, which would cause that Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

The Fund is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. Such exchanges may include, but are not limited to: the International Petroleum Exchange, Singapore International Monetary Exchange, London Metal Exchange and the Tokyo Commodity Exchange. The risk of loss in trading foreign futures contracts can be substantial. Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

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

Item 3.  Legal Proceedings.

Campbell & Company is not aware of any material legal proceedings to which the Registrant or Campbell & Company is a party or to which any of their assets are subject.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2012, there were 15,194 Limited Partners in the Registrant and 326,591.772 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total Assets	$797,867	$960,593	$1,450,843	$1,858,856	$2,541,717
Total Partners’ Capital	778,039	935,207	1,417,846	1,708,492	2,455,894
Total Net Trading Gain (Loss) (includes brokerage commissions)	57,127	(8,624)	208,247	(56,051)	139,135
Net Income (Loss)	(2,809)	(93,503)	109,314	(199,877)	(24,940)
Net Income (Loss) Per General and Limited Partner Unit *	(7.87)	(190.91)	175.36	(240.77)	(21.87)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(29.88)	(198.69)	216.49	(235.52)	(40.75)

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2012 and 2011.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2012	2012	2012	2012
Total Net Trading Gain (Loss) (includes brokerage commissions)	$39,292	$12,178	$40,276	$(34,619)
Net Income (Loss)	23,151	(3,286)	25,150	(47,824)
Net Income (Loss) per General and Limited Partner Unit *	60.85	(9.09)	72.09	(141.84)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	56.03	(13.78)	68.51	(140.64)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,468.21	2,454.43	2,522.94	2,382.30

*	-	Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2011	2011	2011	2011
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(52,565)	$10,015	$60,383	$(26,457)
Net Income (Loss)	(76,119)	(12,244)	37,816	(42,956)
Net Income (Loss) per General and Limited Partner Unit *	(141.65)	(23.78)	76.91	(103.45)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(144.98)	(29.77)	70.75	(94.69)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,465.89	2,436.12	2,506.87	2,412.18

*	-	Based on weighted average number of units outstanding during the period.

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

The entire offering proceeds, without deductions, were credited to the Fund’s bank, custodial and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, Inc., the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30% however, these precautions may not be effective in limiting the risk of loss.

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

Results of Operations

The returns for the years ended December 31, 2012, 2011, and 2010 were (1.24)%, (7.61)%, and 9.04%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2012, 2011 and 2010, the Fund accrued brokerage fees in the amounts of $62,173,181, $87,233,861, and $103,070,192, respectively, and paid brokerage fees in the amounts of $63,123,144, $90,074,141, and $104,878,190, respectively. No performance fees were accrued or paid during the years ended December 31, 2012, 2011 and 2010.

2012 (For the Year Ended December 31)
Of the (1.24)% return for the year, approximately (8.17)% was due to brokerage fees, operating expenses and offering costs bome by the Fund, offset by approximately 6.48% due to trading gains (before commissions) and approximately 0.45% due to investment income.  An analysis of the 6.48% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.24)%
Currencies	1.69
Interest Rates	3.43
Stock Indices	2.60
6.48%

2012 began on a positive note, providing much needed relief to market participants across most sectors.  Improving global economic data, progress with the European sovereign debt crisis, and continued central bank support drove prices higher in many markets, with the notable exception of the U.S. Dollar.  The Fund's models were well positioned for these moves, recording gains in all four sectors with fixed income and stock index futures leading the way.  Rising global bond prices in the U.S., Europe, and Japan drove returns, gaining approximately 1.8% for the Fund as yields continued to drop on further monetary easing.  Long positions in U.S. and European equity indices were the major source of return in the stock index sector, adding 1.2% to the Fund, as prices moved higher on positive global manufacturing data, improving sentiment in Europe, and the Fed’s pledge to keep interest rates low until 2014.  The commodity sector traded flat recording gains on the Fund’s short position in natural gas offset by losses in industrial metals.  The foreign exchange sector was profitable, driven by long positions in the commodity linked currencies of Australia and New Zealand.

February continued to exhibit a sense of global optimism that began 2012.  Positive data in global economies and Central Bank support in China, Europe, and Japan pushed equity prices and many commodities higher.  Fixed income prices and the U.S. Dollar against the G10 currencies, with the notable exception of the Japanese Yen, fell as investors moved towards risk assets.  The Fund profited in three of the four major sectors traded, experiencing losses in fixed income, with commodities, equity indices, and foreign exchange driving gains. Rising petroleum prices were a major contributor to the Fund’s performance as tensions with Iran, stronger U.S. economic data, and a tightening global supply environment led to the rally in prices, adding almost 2% to the portfolio.  Additional gains were recorded in equity indices from a net long position in stock index futures as the upward trend continued.  Equity market gains were driven by continued improvement in manufacturing, employment, and housing data, as well as friendly Central Bank policies and the approval of the second Greek bailout package.  Other gains stemmed from currency trading, where the Japanese Yen was the major contributor.  The Fund’s models quickly reacted to a changing trend in the Yen, a result of Japan’s trade balance ending 2011 in deficit territory for the first time in 30 years, and profited on the 6.5% loss in the currency’s value against the Dollar.  A portion of these gains were offset by losses experienced in the fixed income sector as investors rotated out of the safety of government debt.

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

A profitable April begins the second quarter of 2012 with gains coming from the Fixed Income sector.  The other three sectors, Commodities, Foreign Exchange, and Stock Indices, detracted from the Fund’s performance.  Markets continue to exhibit high volatility and a high sensitivity to headlines in the news, creating both challenges and opportunities for participants.  Softer economic data, increased expectations of action from central banks, and continued uncertainty in Europe pushed fixed income markets higher in April, leading gains in the Fund’s portfolio.  A portion of these gains were offset by losses experienced in the equity markets from long positions in global stock index futures.  Additional losses were recorded in the commodity markets from the Fund’s long positions in the energy markets as petroleum prices consolidated through the month of April with gasoline underperforming the complex.  The price action in energies revealed a pause in the geopolitical fears that have gripped the markets for much of the year as well as a pause in the excitement over the better than expected economic performance in the US through Q1.  Losses were also experienced in the foreign exchange markets from the Fund’s short positions in the Japanese Yen.  The value of the Yen strengthened by almost 3% as the Bank of Japan, who was under pressure to deliver more easing at the end of the month, and broadly disappointed the markets.

The Fund’s strategies recorded gains in three of four sectors traded in May. Continued problems in Europe and signs of a slowing global economy helped push safe haven asset prices higher and caused risk assets to fall. The fixed income, foreign exchange, and commodity sectors were profitable for the Fund while the equity indices sector detracted from performance.  The primary source of returns in May came from the fixed income sector. Weaker economic numbers and persisting uncertainty across the euro zone drove many fixed income yields to record lows, negative in some cases, and benefited the Fund’s long position in global government bond futures. Increased safe haven demand produced additional gains in the foreign exchange sector from the Fund’s long positions in the U.S. Dollar, particularly vs. the Euro currency. The U.S. Dollar reached its highest level since September 2010 with the Dollar Index (DXY) up over 5% on the month. Ongoing efforts by the Bank of Japan and the Swiss National Bank to limit their currency’s strength helped bolster the appeal of the Dollar. Smaller gains were recorded in the commodity markets from the Fund’s short positions in cotton as the soft commodity sold-off all month and ended the month down 21.5% on increasing global supply and falling demand in China. Additional gains in the commodity markets came from short positions in base and precious metals.  A portion of these gains were offset by losses in the equity markets from positions in U.S. and global stock index futures as the markets sold off aggressively on the back of concerns about a possible Greek exit from the European Union, Spain’s struggle to recapitalize its’ banks, and softer global economic data.

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

The Fund’s strategies recorded significant gains in three of the four sectors traded in July.  Fixed income markets continued to extend the upward price trend while additional opportunities emerged in commodities and foreign exchange markets.  Equity indices trading finished the month relatively flat.  During the month of July, the Fund’s trend following strategies recorded gains in the fixed income markets from a long position in global government bond futures.  Weaker than expected global economic data and heightened expectations for central bank action pushed prices higher.  Markets were pricing in central bank accommodation from the U.S. Fed, the ECB, and the PBOC at month end.  Additional gains were recorded in the commodity markets from long positions in corn, wheat and soybeans as hot, dry weather in the U.S. Mid-West sent the grain markets soaring to all-time highs.  The Fund was long the complex coming into the month and was able to take advantage of the surging prices brought on by the severe drought conditions.  In foreign exchange markets, the Fund’s long position in the U.S. Dollar vs. the Swiss Franc and the Euro Currency was profitable in July.  The Euro made a 25 month low at 1.2043 after the ECB cut both the refinancing and the deposit rate in response to the ongoing crisis. The Swiss Franc also weakened as the Swiss National Bank continued to defend the 1.2000 EUR/CHF floor.

During the month of August, the Fund’s strategies experienced losses in the foreign exchange, fixed income, and commodity sectors, partially offset by gains in equity indices.  Increased central bank activity in Europe and the U.S. along with better-than-expected economic data in the U.S. caused significant moves in several global markets, driving losses in the Fund’s trend following strategies.  The Fund’s non-trend following strategies helped to mitigate losses, particularly in fixed income and equity indices.  In the foreign exchange markets, the Fund’s short positions in the Swiss Franc and the Euro currency vs. the U.S. Dollar suffered as rising expectations of European Central Bank (ECB) action threatened to remove some of the tail risks around the sovereign debt crisis.  The Swiss Franc emerged as one of the strongest G10 currencies for the month (+2.9%) as the Swiss National Bank reserves made new highs in an effort to defend the 1.2000 floor in EUR/CHF.  Additional losses were recorded in the commodity markets from the Fund's short positions in base metals and short position in cotton.  Prices increased across the base metals on a general covering of short positions in risk assets due to the anticipation of further central bank action.  Deteriorating U.S. crop conditions, Indian production worries, and speculation of Chinese purchases caused an increase in cotton prices and subsequent losses in the Fund’s short position in the soft commodity.  Smaller losses came from fixed income markets, resulting in part from Mario Draghi’s “whatever it takes” speech, with partially offsetting gains recorded from long equity indices positions in the sector.  Moves in the fixed income and equity indices sectors resulted generally from anticipation of ECB action and improving U.S. economic data.

As investors know, the Fund contains models that follow both traditional trend following and non-trend following strategies.  As with much of 2012, the non-trend following strategies have been a major source of performance in the Fund.  The announcement of new quantitative easing measures from several central banks around the world and continuing developments in the Euro-zone were some of the major factors driving prices.  Like many trend following strategies, some of the Fund’s trend following models have had difficulty in this environment.  The non-trend following strategies, however, continue to add value to the Fund.  The majority of September gains in the Fund came from the equity indices sector in both trend and non-trend following strategies.  The Fund’s long positions in global stock index futures benefited from rising equity index prices on the back of several central bank announcements of new quantitative easing measures, China’s proposal for new fiscal stimulus, and the German high court’s ruling to uphold the constitutionality of the Euro-zone’s permanent bailout mechanism.  Additional gains were recorded in foreign exchange trading, driven mainly by non-trend strategies, from the Fund’s short positions in the U.S. Dollar vs. a basket of currencies.  The DXY index lost 2% in September as unlimited balance sheet expansion in the U.S. led investors to shift into other currencies like the New Zealand Dollar. A portion of these gains were offset by losses experienced by trend following strategies in the fixed income markets from the Fund’s long position in global government bond futures.  During a volatile month for bond prices, the U.S. 30 year contract finished the month almost 2 full points lower, as the market began to worry about the prospects of inflation.  Additional losses were recorded by the Fund’s trend following models in the commodity markets from short positions in base metals as prices rallied sharply following the ECB’s commitment to buy unlimited bonds.

Broad reversals in every sector during October created difficult conditions for the managed futures industry, and the Fund was no exception. As the market began discounting the likelihood of another round of quantitative easing (QE), the S&P 500 Index reversed course, closing 1.9% lower after four consecutive positive months. Fixed income also declined significantly (yields rose) while the U.S. Dollar rallied against most major currencies and commodity markets moved lower. The uncertain political landscape in the U.S. along with better-than-expected unemployment data both contributed to the sudden unwinding of the QE trade.  Rather than any one sector or strategy sustaining outsized losses, the Fund’s October decline was caused by the cumulative impact of moderate declines across the portfolio.  By sector, commodities and fixed income were the biggest losers.  Metals and energies led commodity losses as the Fund came into the month net long those markets.  The Fund’s long fixed income position was down on both ends of the curve, and the Fund’s long equity position also sustained losses. The typically negatively correlated sectors of stocks and bonds exhibited some positive correlation in October, as they moved in tandem for much of the month. As a result, the Fund’s portfolio was hurt on both sides of the trade (ie. long stocks and long fixed income). Further losses came from foreign exchange trading as short positions in the U.S. Dollar vs. the Canadian Dollar and the Mexican Peso lost on better economic data.

Gains in currencies and fixed income led to a profitable November for the Fund.  Many markets priced in renewed expectations of continued quantitative easing (QE) from global central banks, only slightly reversing the pullback of the QE trade experienced in October.  Investors focused mainly on global political developments, particularly in the U.S. and Japan, which helped to reassure markets that QE programs will remain in place for some time.  The Fund continues to be generally long the QE trade and benefited from renewed confidence in global central banks.  The majority of gains in the currency sector came from a short Japanese Yen position, the Fund’s most profitable trade on the month, as the “funding currency” moved significantly lower on increased likelihood of monetary easing by the BOJ.  Additional gains were recorded in fixed income trading as weaker economic data in the Euro-zone and U.S. election results increased quantitative easing expectations and pushed prices higher.  Losses were recorded in equity index trading as the positive correlation characteristics with fixed income markets exhibited last month came down slightly.  Equity markets moved lower mid-month on concerns over the U.S. fiscal cliff and European sovereign debt, only to reverse course on expected political compromise and central bank support, ending the month in positive territory.  Additional losses were recorded in the commodities sector, as short positions in industrial metals and crude oil were hurt by improving economic data out of China and growing geopolitical risks in the Middle East.

During the month of December, the Fund profited in the Foreign Exchange, Equity, and Commodity sectors, and had losses in Interest Rates.  Several important developments, including the election results in Japan, a resolution (at least temporarily) of the fiscal cliff showdown in the U.S. and reduced European sovereign debt concerns, generally proved favorable to the Fund. The extension of established trends in a few key markets led to gains in medium and long-term trend following strategies. Gains in Foreign Exchange were driven largely by the Fund’s short Japanese Yen position versus the U.S. Dollar, which profited as Liberal Democratic Party leader Shinzo Abe came to power and pledged to weaken the Yen in order to jumpstart the Japanese economy.  Additional gains were recorded in long global stock index positions primarily from Asian and European holdings.  Asian shares moved higher on the previously mentioned election of Shinzo Abe and the resulting weaker Japanese Yen; European shares also rose as Europe saw some stability of the sovereign debt situation when Greece secured additional bail-out funds and improved clarity around Italy’s political leadership changes. U.S. stock indices finished mixed, however, when the fiscal cliff compromise proved harder to achieve than previously expected and was a drag on U.S. shares in the second half of the month.  Commodities added small additional gains to the Fund with profits in grains, industrial metals, and softs more than offsetting losses from precious metals, meats, and energy positions.  The Interest Rate sector was the only unprofitable sector for the Fund.  A decline in most long-dated fixed income instruments hurt the Fund’s long positions as better-than-expected U.S. economic data, QE fatigue, a calming of European sovereign debt concerns, and the election of Abe in Japan all weighed on the sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2012, 2011 and 2010 and the trading gains/losses by market category for the years then ended.

	December 31, 2012
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.60%	(1.24)%
Currencies	0.74%	1.69%
Interest Rates	0.96%	3.43%
Stock Indices	0.73%	2.60%

Aggregate/Total	1.32%	6.48%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (1.24)% return for the year, approximately (8.17)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 6.48% due to trading gains (before commissions) and approximately 0.45% due to investment income.

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2012.

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

U.S. Treasury Bill Positions for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 44 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management’s Annual Report on Internal Control over Financial Reporting

Campbell & Company, Inc. (“Campbell & Company”), the general partner of the Fund is responsible for the management of the partnership. Management of Campbell & Company (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting was effective.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and was appointed to the Board of Directors of Campbell & Company and as Chief Executive Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Mr. Andrews is also, since November 2012, the Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company and Director of Campbell Financial Services, Inc., an SEC-registered broker-dealer and FINRA member.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee.  Mr. Andrews served as Co-Director of Research since November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President: Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006.  He has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC and The Campbell Multi-Strategy Trust from March 2010 to June 2012.    Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since it began operations in January 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became listed as a Principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and Associated Person effective September 29, 1997 and October 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer since July 2008. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009 he has also served as the Vice President, Chief Financial Officer and Treasurer of Campbell Financial Services, Inc., an SEC registered broker-dealer and FINRA member; and as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas, which invests in international investment opportunities; since May 2010. Mr. Donovan formerly served as the Senior Vice President of Accounting and Finance from October 2006 to July 2008. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a management consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became listed as a Principal of Campbell & Company effective May 9, 2007 and registered as a NFA Associate Member and Associated Person effective July 2, 2007 and July 5, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, and was appointed to the Board of Directors of Campbell & Company and as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012.  Mr. Harris has also been appointed, since November 2012, as President of The Campbell Multi-Strategy Trust, a registered investment company, and as Director of Campbell Financial Services, Inc., an SEC- registered broker-dealer FINRA member.  Since March 2010, Mr. Harris has served on the firm’s Investment Committee.  Mr. Harris served as Vice President and Director of Trading since June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as a NFA Associated Member and Associated Person effective August 19, 2000 and September 21, 2000, respectively; and listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.

Dr. Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed as Director of Research of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Dr. Hu formerly served as the Co-Director of Research from November 2011 to October 2012. Since he joined the firm Dr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Dr. Hu was appointed to the firm’s Investment Committee.  As Director of Research he is responsible for the management of the research and investment process at the firm.  Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Dr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Dr. Hu again became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective April 7, 2010 and November 14, 2012 respectively.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd was appointed Secretary of Campbell & Company in October 2011 and as Director of the Board of Directors in November 2012.  Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director, Vice President, Chief Compliance Officer and Secretary and since November 2012 he was appointed President of Campbell Financial Services, Inc., an SEC- registered broker-dealer and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively. Mr. Lloyd became registered as an Associated Person and NFA Associate Member of Campbell & Company effective August 30, 2010.

Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Chief Technology Officer, formerly known as Director - Software Development and Research Operations, of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser since May 2010 and November 2012 respectively. He formerly served as Director Research Operations and Trade Operations from January 2010 to May 2010, Research Operations - Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a Master's of Science in Computer Science from South Dakota Schools of Mines and Technology and a Bachelor of Science in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective May 25, 2010 and November 14, 2012, respectively.

Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director – Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009, Ms. Wills-Zapata has served as a Director and Vice President of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member, and in this capacity, Ms. Wills-Zapata oversees the marketing activities of the firm. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered with the NFA as an Associate Member and Associated Person effective March 27, 2006 and listed as a Principal of Campbell & Company effective July 21, 2008. Ms. Wills-Zapata became listed as a Principal and registered as a NFA Associated Person a NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the “audit committee expert’ because no member of the Audit Committee (“Committee”) individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2012, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)
Security Ownership of Management. As of December 31, 2012, Campbell & Company owned 2,324.048 Units of General Partnership Interest having a value of $5,536,580. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Amount and Nature
	Name of Beneficial	of Beneficial
Title of Class	Owner	Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, Inc.	2,324.048 Units	0.71% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2012 and 2011 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2012 and 2011 were $180,375 and $170,000, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	See Financial Statements beginning on page 44 hereof.

	(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2012 and 2011, (ii) Statements of Financial Condition December 31, 2012 and 2011, (iii) Statements of Operations For the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Cash Flows For the Years Ended
December 31, 2012, 2011 and 2010, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2012, 2011 and 2010, (vi) Financial Highlights For the Years Ended December 31, 2012, 2011 and 2010, (vii) Notes to Financial Statements, tagged as blocks of text.

(1) Previously filed as an exhibit to Registration Statement on Form S-1 on April 27, 2010 and incorporated herein by reference.

(2) Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011 and incorporated herein by reference.

(3) Previously filed as an exhibit to Registration Statement on Form S-1 on August 9, 1993 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
By:	CAMPBELL & COMPANY, INC. General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., General Partner of the Registrant, indicated on April 1, 2013.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	Director and General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2012

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES

Report of Independent Registered Public Accounting Firm	46

Financial Statements

Condensed Schedules of Investments December 31, 2012 and 2011	47-50

Statements of Financial Condition December 31, 2012 and 2011	51

Statements of Operations For the Years Ended December 31, 2012, 2011 and 2010	52

Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010	53

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2012, 2011 and 2010	54

Financial Highlights For the Years Ended December 31, 2012, 2011 and 2010	55

Notes to Financial Statements	56-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2012. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2012 and 2011, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2013

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$20,918,580	2.69%
	(cost $20,900,000)
	Finland
	Financials	$21,170,184	2.72%
	(cost $21,000,000)
	Netherlands
	Financials	$21,506,220	2.76%
	(cost $21,500,000)
	United States
	Financials	$20,901,254	2.69%
	(cost $20,900,000)
	Total Bank Deposits (cost $84,300,000)	$84,496,238	10.86%

	Commercial Paper
	United States
	Consumer Discretionary	$34,958,650	4.49%
	Consumer Staples	$44,381,098	5.70%
	Energy	$72,097,064	9.27%
	Financials	$35,189,619	4.52%
	Materials	$19,998,478	2.57%
	Telecommunication Services	$20,490,063	2.63%
	Utilities	$64,101,965	8.24%
	Total Commercial Paper (cost $291,193,625)	$291,216,937	37.42%

	Corporate Bonds
	United States
	Financials	$131,969,527	16.96%
	Utilities	$15,697,946	2.02%
	Total Corporate Bonds (cost $147,615,718)	$147,667,473	18.98%

	Government And Agency Obligations
	United States
$28,500,000	U.S. Treasury Bills U.S. Treasury Bills * Due 01/03/2013	$28,499,913	3.66%
$75,000,000	U.S. Treasury Bills * Due 01/10/2013	$74,998,406	9.64%
$75,000,000	U.S. Treasury Bills * Due 02/21/2013	$74,990,703	9.64%
$20,000,000	U.S. Treasury Bills * Due 03/28/2013	$19,996,417	2.57%
	Total Government And Agency Obligations (cost $198,485,439)	$198,485,439	25.51%

	Total Fixed Income Securities ** (cost $721,594,782)	$721,866,087	92.77%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$16,700,593	2.15%
	(cost $16,700,593)
	Total Short Term Investments (cost $16,700,593)	$16,700,593	2.15%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(747,467)	(0.09)%
Energy	$641,506	0.08%
Metals	$(554,132)	(0.07)%
Stock indices	$3,205,040	0.41%
Short-term interest rates	$(132,002)	(0.02)%
Long-term interest rates	$2,619,151	0.34%
Net unrealized gain (loss) on long futures contracts	$5,032,096	0.65%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,739,094	0.22%
Energy	$(715,370)	(0.09)%
Metals	$1,628,259	0.21%
Stock indices	$(219,170)	(0.03)%
Short-term interest rates	$(11,859)	0.00%
Long-term interest rates	$(1,295,444)	(0.17)%
Net unrealized gain (loss) on short futures contracts	$1,125,510	0.14%

Net unrealized gain (loss) on open futures contracts	$6,157,606	0.79%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,561,398	0.46%
Various short forward currency contracts	$12,744,432	1.64%
Net unrealized gain (loss) on open forward currency contracts	$16,305,830	2.10%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $149,989,109 deposited with the futures broker.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$166,658	0.02%
Energy	$(62,760)	(0.01)%
Metals	$276,037	0.03%
Stock indices	$2,215,241	0.24%
Short-term interest rates	$1,620,617	0.17%
Long-term interest rates	$11,628,440	1.24%
Net unrealized gain (loss) on long futures contracts	$15,844,233	1.69%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(7,008,452)	(0.75)%
Energy	$2,199,579	0.24%
Metals	$4,232,610	0.45%
Stock indices	$487,096	0.05%
Short-term interest rates	$(48,924)	(0.01)%
Net unrealized gain (loss) on short futures contracts	$(138,091)	(0.02)%

Net unrealized gain (loss) on open futures contracts	$15,706,142	1.67%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(442,388)	(0.05)%
Various short forward currency contracts	$21,252,961	2.27%
Net unrealized gain (loss) on open forward currency contracts	$20,810,573	2.22%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $75,000,000 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash	$18,486,160	$61,256,582
Restricted cash	0	44,204,325
Fixed income securities (cost $149,989,109 and $75,000,000, respectively)	149,989,109	75,000,000
Net unrealized gain (loss) on open futures contracts	6,157,606	15,706,142
Total equity in futures broker trading accounts	174,632,875	196,167,049

Cash and cash equivalents	17,612,613	1,917,178
Short term investments	16,700,593	0
Fixed income securities (cost $571,605,673 and $740,615,557, respectively)	571,876,978	740,730,460
Net unrealized gain (loss) on open forward currency contracts	16,305,830	20,810,573
Interest receivable	738,170	968,097
Total assets	$797,867,059	$960,593,357

LIABILITIES
Accounts payable	$481,491	$521,105
Brokerage fee	4,648,400	5,598,363
Accrued commissions and other trading fees on open contracts	126,347	108,125
Offering costs payable	390,589	244,794
Redemptions payable	14,181,122	18,913,530
Total liabilities	19,827,949	25,385,917

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 2,324.048 and 4,330.602 redeemable units outstanding at December 31, 2012 and December 31, 2011, respectively	5,536,580	10,446,192
Limited Partners - 324,267.724 and 383,372.068 redeemable units outstanding at December 31, 2012 and December 31, 2011, respectively	772,502,530	924,761,248
Total partners' capital (Net Asset Value)	778,039,110	935,207,440

Total liabilities and partners' capital (Net Asset Value)	$797,867,059	$960,593,357

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$60,058,452	$46,543,305	$148,839,263
Change in unrealized	(9,548,536)	(2,644,136)	22,927,395
Brokerage commissions	(4,099,294)	(4,083,980)	(3,891,505)
Net gain (loss) from futures trading	46,410,622	39,815,189	167,875,153

Forward currency and options on forward
currency trading gains (losses)
Realized	15,495,335	(46,774,097)	3,896,625
Change in unrealized	(4,504,743)	(1,181,031)	36,874,532
Brokerage commissions	(273,764)	(484,229)	(399,579)
Net gain (loss) from forward currency and options on forward currency trading	10,716,828	(48,439,357)	40,371,578

Total net trading gain (loss)	57,127,450	(8,624,168)	208,246,731

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	3,676,598	4,449,073	5,991,912
Realized gain (loss) on fixed income securities	69,747	23,515	246,697
Change in unrealized gain (loss) on fixed income securities	156,402	(137,626)	408,921
Total investment income	3,902,747	4,334,962	6,647,530

Expenses
Brokerage fee	62,173,181	87,233,861	103,070,192
Operating expenses	1,666,407	1,980,103	2,509,570

Total expenses	63,839,588	89,213,964	105,579,762

Net investment income (loss)	(59,936,841)	(84,879,002)	(98,932,232)

NET INCOME (LOSS)	$(2,809,391)	$(93,503,170)	$109,314,499

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding of 357,029.398; 489,767.202 and 623,359.922, respectively, during the year)	$(7.87)	$(190.91)	$175.36

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(29.88)	$(198.69)	$216.49

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(2,809,391)	$(93,503,170)	$109,314,499
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income	13,896,877	3,962,793	(60,210,848)
(Increase) decrease in restricted cash	44,204,325	(39,880,274)	(4,324,051)
(Increase) decrease in option premiums paid	0	4,537,333	(513,991)
Increase (decrease) in option premiums received	0	(988,402)	(266,306)
(Increase) decrease in interest receivable	229,927	1,477,168	(380,310)
Increase (decrease) in accounts payable and accrued expenses	(971,355)	(3,137,866)	(1,730,047)
Purchases of investments	(32,449,847,326)	(46,506,315,083)	(35,767,259,418)
Sales/maturities of investments	32,527,167,508	46,714,835,659	36,249,527,728

Net cash from (for) operating activities	131,870,565	80,988,158	524,157,256

Cash flows from (for) financing activities
Redemption of units	(155,717,981)	(387,363,659)	(414,772,914)
Offering costs paid	(3,227,571)	(3,360,412)	(2,615,661)
Net cash from (for) financing activities	(158,945,552)	(390,724,071)	(417,388,575)

Net increase (decrease) in cash and cash equivalents	(27,074,987)	(309,735,913)	106,768,681

Unrestricted cash
Beginning of year	63,173,760	372,909,673	266,140,992

End of year	$36,098,773	$63,173,760	$372,909,673

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	$18,486,160	$61,256,582	$294,040,862
Cash and cash equivalents	17,612,613	1,917,178	78,868,811

Total end of year cash and cash equivalents	$36,098,773	$63,173,760	$372,909,673

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2009	6,637.982	$15,893,851	706,905.488	$1,692,597,767	713,543.470	$1,708,491,618

Net income (loss)		1,462,157		107,852,342		109,314,499
Redemptions	(35.049)	(87,627)	(170,453.893)	(397,196,771)	(170,488.942)	(397,284,398)
Offering costs		(28,981)		(2,647,110)		(2,676,091)
Balances at December 31, 2010	6,602.933	17,239,400	536,451.595	1,400,606,228	543,054.528	1,417,845,628

Net income (loss)		(762,638)		(92,740,532)		(93,503,170)
Redemptions	(2,272.331)	(6,000,000)	(153,079.527)	(379,936,993)	(155,351.858)	(385,936,993)
Offering costs		(30,570)		(3,167,455)		(3,198,025)
Balances at December 31, 2011	4,330.602	10,446,192	383,372.068	924,761,248	387,702.670	935,207,440

Net income (loss)		90,594		(2,899,985)		(2,809,391)
Transfers in	10.877	25,912	0.000	0	10.877	25,912
Transfers out	0.000	0	(10.877)	(25,912)	(10.877)	(25,912)
Redemptions	(2,017.431)	(5,003,273)	(59,093.467)	(145,982,300)	(61,110.898)	(150,985,573)
Offering costs		(22,845)		(3,350,521)		(3,373,366)
Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net Asset Value per General and Limited Partner Unit
December 31, 2012	December 31, 2011	December 31, 2010

$2,382.30	$2,412.18	$2,610.87

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,412.18	$2,610.87	$2,394.38

Income (loss) from operations:
Total net trading gains (losses) (1)	147.45	(18.86)	379.49
Net investment income (loss) (1)	(167.88)	(173.30)	(158.71)

Total net income (loss) from operations	(20.43)	(192.16)	220.78

Offering costs (1)	(9.45)	(6.53)	(4.29)

Net asset value per unit at end of year	$2,382.30	$2,412.18	$2,610.87

Total Return	(1.24)%	(7.61)%	9.04%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.28%	7.29%	7.26%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.28%	7.29%	7.26%

Net investment income (loss) (2)	(6.84)%	(6.93)%	(6.81)%

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
DECEMBER 31, 2012

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

B.  Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to January 6, 2012, the Fund was also subject to the regulatory requirements under the Securities Act of 1033.  As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "brokers") and interbank market makers through which the Fund trades.

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

The short term investments represent cash held at the custodian and invested overnight in a money market account investing in high quality instruments.

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
DECEMBER 31, 2012

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund's exchange - traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also included fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the periods ended December 31, 2012 and December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,700,593	$0	$0	$16,700,593
Fixed income securities	0	721,866,087	0	721,866,087
Other Financial Instruments
Exchange-traded futures contracts	6,157,606	0	0	6,157,606
Forward currency contracts	0	16,305,830	0	16,305,830
Total	$22,858,199	$738,171,917	$0	$761,030,116

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$815,730,460	$ 0	$815,730,460
Other Financial Instruments
Exchange-traded futures contracts	15,706,142	0	0	15,706,142
Forward currency contracts	0	20,810,573	0	20,810,573
Total	$15,706,142	$836,541,033	$0	$852,247,175

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2012 and 2011.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2012, the Fund has the potential remaining reimbursement amount of approximately $45.0 million. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $422,950 and $424,681, respectively. At December 31, 2012, and December 31, 2011, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $390,589 and $244,794, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815.  ASU Nos. 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013.  The Fund is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

J.  Reclassification

Certain 2011 and 2010 amounts in the Statement of Cash Flows were reclassified to conform with the 2012 presentation.  Specifically, purchases and sales/maturities of investments are presented on a gross basis as components of cash flow from (for) operating activities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Note 3.  CASH MANAGER AND CUSTODIAN

The Fund appointed Horizon Cash Management LLC (the "cash manager") under the Non-Custody Investment Advisory Agreement to manage and control the liquid assets of the Fund. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency and options on foreign currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of December 31, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2012, 2011 and 2010.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2012 and 2011 was $198,485,439 and $117,099,824, respectively, which equals 26% and 13% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2012 and December 31, 2011 was $191,482 and $1,166,395, respectively, which equals  0% and 0% of Net Asset Value, respectively. Included in cash deposits with the futures broker and interbank market maker at December 31, 2012 and December 31, 2011 was restricted cash for margin requirements of $0 and $44,204,325 respectively, which equals 0% and 5% of Net Asset Value, respectively.

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
DECEMBER 31, 2012

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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2012 and 2011 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,235,041	$(1,243,414)	$991,627
Energy Contracts	Net unrealized gain (loss) on open futures contracts	840,758	(914,622)	(73,864)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,466,850	(2,392,723)	1,074,127
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,160,202	(3,174,332)	2,985,870
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	491,230	(635,091)	(143,861)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,966,624	(1,642,917)	1,323,707
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	53,186,356	(36,880,526)	16,305,830
Totals		$69,347,061	$(46,883,625)	$22,463,436
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,340,946	$(8,182,740)	$(6,841,794)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,741,477	(604,658)	2,136,819
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,016,325	(1,507,678)	4,508,647
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,034,429	(332,092)	2,702,337
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,850,457	(1,278,764)	1,571,693
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	12,128,775	(500,335)	11,628,440
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	33,846,791	(13,036,218)	20,810,573
Totals		$61,959,200	$(25,442,485)	$36,516,715
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2012, 2011 and 2010 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Year Ended December 31, 2012	Trading Gains / (Losses) for the Year Ended December 31, 2011	Trading Gains / (Losses) for the Year Ended December 31, 2010
Agriculture Contracts	$16,456,739	$(64,321,567)	$65,085,111
Energy Contracts	5,343,451	(1,445,221)	(63,568,714)
Metal Contracts	(29,128,206)	(15,635,184)	36,273,866
Stock Indices Contracts	25,323,038	(81,338,932)	(40,852,060)
Short-Term Interest Rate Contracts	17,945,862	2,170,063	86,249,585
Long-Term Interest Rate Contracts	14,950,439	204,478,054	88,987,922
Forward Currency Contracts	10,990,592	(27,290,153)	54,102,020
Purchased Options on Forward Currency Contracts	0	(44,236,536)	(46,723,620)
Written Options on Forward Currency Contracts	0	23,571,561	33,392,757
Total	$61,881,915	$(4,047,915)	$212,946,867

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Year Ended December 31, 2012	Trading Gains / (Losses) for the Year Ended December 31, 2011	Trading Gains / (Losses) for the Year Ended December 31, 2010
Futures trading gains (losses):
Realized **	$60,439,859	$46,551,349	$149,248,315
Change in unrealized	(9,548,536)	(2,644,136)	22,927,395
Forward currency and options on forward currency trading gains (losses):
Realized	15,495,335	(46,774,097)	3,896,625
Change in unrealized	(4,504,743)	(1,181,031)	36,874,532
Total	$61,881,915	$(4,047,915)	$212,946,867
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2012, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 87,700, 85,500 and 86,000, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $6,005,000,000, $11,755,500,000 and $10,238,700,000, respectively.

Open contracts generally mature within three months; as of December 31, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is March 2013. However, the Fund intends to close all futures and forward currency contracts prior to maturity.

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
DECEMBER 31, 2012

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