Form 10-Q
period 2013-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2013-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2013 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$20,925,143	2.68%
	(cost $20,900,000)
	Finland
	Financials	$21,178,164	2.71%
	(cost $21,000,000)
	Netherlands
	Financials	$21,501,696	2.75%
	(cost $21,500,000)
	United States
	Financials	$19,999,520	2.56%
	(cost $20,000,000)
	Total Bank Deposits (cost $83,400,000)	$83,604,523	10.70%

	Commercial Paper
	United States
	Communications	$21,972,742	2.81%
	Consumer Discretionary	$19,995,520	2.56%
	Consumer Staples	$44,146,284	5.65%
	Energy	$82,484,056	10.56%
	Financials	$19,991,134	2.56%
$40,027,000	Industrial Avery Dennison Corporation Due 04/01/2013	$40,027,000	5.13%
	Materials	$19,496,155	2.50%
	Utilities	$34,246,735	4.39%
	Total Commercial Paper (cost $282,345,771)	$282,359,626	36.16%

	Corporate Bonds
	United States
	Communications	$13,185,185	1.69%
	Consumer Staples	$7,297,576	0.93%
	Financials	$116,730,731	14.95%
	Total Corporate Bonds (cost $136,964,218)	$137,213,492	17.57%

	Government And Agency Obligations
	Multi-National
	Multi-National Agency
	Multi-National Government Agency (cost $30,750,000)	$30,755,228	3.94%
	United States
$70,000,000	U.S. Treasury Bills U.S. Treasury Bills * Due 04/11/2013	$69,999,028	8.97%
$110,000,000	U.S. Treasury Bills * Due 04/25/2013	$109,994,857	14.09%
$25,250,000	U.S. Treasury Bills * Due 05/16/2013	$25,248,580	3.23%
	Total United States (cost $205,242,465)	$205,242,465	26.29%

	Total Government And Agency Obligations (cost $235,992,465)	$235,997,693	30.23%

	Total Fixed Income Securities ** (cost $738,702,454)	$739,175,334	94.66%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$678	0.00%
	(cost $678)
	Total Short Term Investments (cost $678)	$678	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(1,451,476)	(0.19)%
Energy	$1,501,548	0.19%
Metals	$(1,367,967)	(0.17)%
Stock indices	$1,545,872	0.20%
Short-term interest rates	$(590,828)	(0.07)%
Long-term interest rates	$9,936,113	1.27%
Net unrealized gain (loss) on long futures contracts	$9,573,262	1.23%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,789,642	0.36%
Energy	$(885,351)	(0.11)%
Metals	$9,572,216	1.22%
Stock indices	$(162,093)	(0.02)%
Short-term interest rates	$(701,083)	(0.09)%
Net unrealized gain (loss) on short futures contracts	$10,613,331	1.36%

Net unrealized gain (loss) on open futures contracts	$20,186,593	2.59%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$7,043,211	0.90%
Various short forward currency contracts	$(10,334,810)	(1.32)%
Net unrealized gain (loss) on open forward currency contracts	$(3,291,599)	(0.42)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $144,995,382 deposited with the futures brokers and of $60,247,083 deposited with interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

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
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(747,467)	(0.09)%
Energy	$641,506	0.08%
Metals	$(554,132)	(0.07)%
Stock indices	$3,205,040	0.41%
Short-term interest rates	$(132,002)	(0.02)%
Long-term interest rates	$2,619,151	0.34%
Net unrealized gain (loss) on long futures contracts	$5,032,096	0.65%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,739,094	0.22%
Energy	$(715,370)	(0.09)%
Metals	$1,628,259	0.21%
Stock indices	$(219,170)	(0.03)%
Short-term interest rates	$(11,859)	0.00%
Long-term interest rates	$(1,295,444)	(0.17)%
Net unrealized gain (loss) on short futures contracts	$1,125,510	0.14%

Net unrealized gain (loss) on open futures contracts	$6,157,606	0.79%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,561,398	0.46%
Various short forward currency contracts	$12,744,432	1.64%
Net unrealized gain (loss) on open forward currency contracts	$16,305,830	2.10%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $149,989,109 deposited with the futures brokers and of $48,496,330 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION March 31, 2013 and December 31, 2012 (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$30,015,826	$18,486,160
Fixed income securities (cost $144,995,382 and $149,989,109, respectively)	144,995,382	149,989,109
Net unrealized gain (loss) on open futures contracts	20,186,593	6,157,606
Total equity in futures broker trading accounts	195,197,801	174,632,875

Cash and cash equivalents	36,044,141	17,612,613
Short term investments (cost $678 and $16,700,593, respectively)	678	16,700,593
Fixed income securities (cost $593,707,072 and $571,605,673, respectively)	594,179,952	571,876,978
Net unrealized gain (loss) on open forward currency contracts	(3,291,599)	16,305,830
Interest receivable	297,897	738,170
Total assets	$822,428,870	$797,867,059

LIABILITIES
Accounts payable	$286,653	$481,491
Brokerage fee payable	4,646,559	4,648,400
Payable for securities purchased	25,248,580	0
Accrued commissions and other trading fees on open contracts	162,722	126,347
Offering costs payable	177,927	390,589
Redemptions payable	11,117,888	14,181,122
Total liabilities	41,640,329	19,827,949

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 2,324.048 and 2,324.048 redeemable units outstanding at March 31, 2013 and December 31, 2012	5,805,170	5,536,580
Limited Partners - 310,257.238 and 324,267.724 redeemable units outstanding at March 31, 2013 and December 31, 2012	774,983,371	772,502,530
Total partners' capital (Net Asset Value)	780,788,541	778,039,110

Total liabilities and partners' capital (Net Asset Value)	$822,428,870	$797,867,059

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$7,915,269	$37,859,180
Change in unrealized	14,028,987	(2,432,002)
Brokerage commissions	(1,427,775)	(1,043,001)
Net gain (loss) from futures trading	20,516,481	34,384,177

Forward currency trading gains (losses)
Realized	50,828,787	28,480,990
Change in unrealized	(19,597,429)	(23,530,253)
Brokerage commissions	(82,984)	(42,680)
Net gain (loss) from forward currency trading	31,148,374	4,908,057

Total net trading gain (loss)	51,664,855	39,292,234

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	757,216	909,667
Realized gain (loss) on fixed income securities	(8,080)	24,854
Change in unrealized gain (loss) on fixed income securities	201,575	81,388
Total investment income	950,711	1,015,909

Expenses
Brokerage fee	14,065,427	16,725,629
Operating expenses	349,725	431,798

Total expenses	14,415,152	17,157,427

Net investment income (loss)	(13,464,441)	(16,141,518)

NET INCOME (LOSS)	$38,200,414	$23,150,716

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding of 321,979.333 and 380,436.518, respectively, during the period)	$118.64	$60.85

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$115.57	$56.03

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

		Three Months Ended March 31,
		2013	2012
Cash flows from (for) operating activities
Net income (loss)		$38,200,414	$23,150,716
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income		5,366,867	25,880,867
(Increase) decrease in restricted cash		0	43,272,618
(Increase) decrease in interest receivable		440,273	226,385
Increase (decrease) in accounts payable and accrued expenses		(160,304)	(393,495)
Purchases of investments		(5,167,360,273)	(8,027,454,048)
Sales/maturities of investments		5,192,201,096	8,015,316,814

Net cash from (for) operating activities		68,688,073	79,999,857

Cash flows from (for) financing activities
Redemption of units		(37,832,350)	(54,240,132)
Offering costs paid		(894,529)	(824,859)
Net cash from (for) financing activities		(38,726,879)	(55,064,991)

Net increase (decrease) in cash and cash equivalents		29,961,194	24,934,866

Unrestricted cash
Beginning of period		36,098,773	63,173,760

End of period		$66,059,967	$88,108,626

End of period cash and cash equivalents consists of:	$
Cash in futures broker trading accounts		30,015,826	$58,585,731
Cash and cash equivalents		36,044,141	29,522,895

Total end of period cash and cash equivalents		$66,059,967	$88,108,626

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2013

Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss) for the three months ended March 31, 2013		273,500		37,926,914		38,200,414
Redemptions	0	0	(14,010.486)	(34,769,116)	(14,010.486)	(34,769,116)
Offering costs		(4,910)		(676,957)		(681,867)
Balances at March 31, 2013	2,324.048	$5,805,170	310,257.238	$774,983,371	312,581.286	$780,788,541

Three Months Ended March 31, 2012

Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss) for the three months ended March 31, 2012		272,753		22,877,963		23,150,716
Redemptions	(2,016.015)	(5,000,000)	(18,647.615)	(46,578,095)	(20,663.630)	(51,578,095)
Offering costs		(6,058)		(843,460)		(849,518)
Balances at March 31, 2012	2,314.587	$5,712,887	364,724.453	$900,217,656	367,039.040	$905,930,543

Net Asset Value per General and Limited Partner Unit

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

$2,497.87	$2,382.30	$2,468.21	$2,412.18

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended March 31,
	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,382.30	$2,412.18

Income (loss) from operations:
Total net trading gains (losses) (1)	159.51	100.69
Net investment income (loss) (1)	(41.82)	(42.43)

Total net income (loss) from operations	117.69	58.26

Offering costs (1)	(2.12)	(2.23)

Net asset value per unit at end of period	$2,497.87	$2,468.21

Total Return (3)	4.85%	2.32%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.32%	7.32%
Performance fee (3)	0.00%	0.00%

Total expenses	7.32%	7.32%

Net investment income (loss) (2),(4)	(6.84)%	(6.89)%

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
MARCH 31, 2013 (Unaudited)

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

B.  Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to January 6, 2012, the Fund was also subject to the regulatory requirements under the Securities Act of 1933. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "brokers") and interbank market makers through which the Fund trades.

C.  Method of Reporting

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

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

The short term investments represent cash held at the custodian and invested overnight in a money market fund.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund's exchange-traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2013 and December 31, 2012, and for the periods ended March 31, 2013 and 2012, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

	Fair Value at March 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$678	$0	$0	$678
Fixed income securities	0	739,175,334	0	739,175,334
Other Financial Instruments
Exchange-traded futures contracts	20,186,593	0	0	20,186,593
Forward currency contracts	0	(3,291,599)	0	(3,291,599)
Total	$20,187,271	$735,883,735	$0	$756,071,006

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,700,593	$0	$0	$16,700,593
Fixed income securities	0	721,866,087	0	721,866,087
Other Financial Instruments
Exchange-traded futures contracts	6,157,606	0	0	6,157,606
Forward currency contracts	0	16,305,830	0	16,305,830
Total	$22,858,199	$738,171,917	$0	$761,030,116

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2013 or the year ended December 31, 2012.

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

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company or 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2013 and December 31, 2012, the Fund has the potential remaining reimbursement amount of approximately $44.3 million and $45.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2013 and December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $177,927 and $422,950, respectively. At March 31, 2013, and December 31, 2012, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $177,927 and $390,589, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

I.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. ASU Nos. 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of the additional disclosure requirements are reflected in the Fund's financial statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of March 31, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2013 and 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

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

Note 8.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk

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

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at March 31, 2013 Fair Value	Liability Derivatives at March 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,407,573	$(2,069,407)	$1,338,166
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,516,123	(899,926)	616,197
Metal Contracts	Net unrealized gain (loss) on open futures contracts	9,629,649	(1,425,400)	8,204,249
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,803,166	(2,419,387)	1,383,779
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	21,735	(1,313,646)	(1,291,911)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	10,589,830	(653,717)	9,936,113
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	23,312,833	(26,604,432)	(3,291,599)
Totals		$52,280,909	$(35,385,915)	$16,894,994
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,235,041	$(1,243,414)	$991,627
Energy Contracts	Net unrealized gain (loss) on open futures contracts	840,758	(914,622)	(73,864)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,466,850	(2,392,723)	1,074,127
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,160,202	(3,174,332)	2,985,870
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	491,230	(635,091)	(143,861)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,966,624	(1,642,917)	1,323,707
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	53,186,356	(36,880,526)	16,305,830
Totals		$69,347,061	$(46,883,625)	$22,463,436
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2013	Trading Gains (Losses) for the Three Months Ended March 31, 2012
Agriculture Contracts	$2,210,404	$6,557,316
Energy Contracts	(5,286,668)	37,903,976
Metal Contracts	13,514,495	(13,313,798)
Stock Indices Contracts	30,719,085	33,441,844
Short-Term Interest Rate Contracts	(10,939,379)	3,988,787
Long Term Interest Rate Contracts	(8,189,593)	(33,016,854)
Forward Currency Contracts	31,231,358	4,950,737
Total	$53,259,702	$40,512,008

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2013	Trading Gains (Losses) for the Three Months Ended March 31, 2012
Futures trading gains (losses):
Realized**	$7,999,357	$37,993,273
Change in unrealized	14,028,987	(2,432,002)
Forward currency trading gains (losses):
Realized	50,828,787	28,480,990
Change in unrealized	(19,597,429)	(23,530,253)
Total	$53,259,702	$40,512,008
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2013 and 2012 the monthly average of futures contracts bought and sold was approximately 121,800 and 85,900, respectively, and the monthly average of notional value of forward currency contracts was $7,258,200,000 and $3,735,600,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2013, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is June 2013. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Credit Risk

The Fund trades futures contracts on exchanges that require margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Fund has entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with UBS AG and RBS.  Under the terms of each ISDA agreement, upon the designation of an Event of Default, as defined in each ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

Under the terms of each of the master netting agreements with UBS Securities and Goldman, upon occurrence of a default by the Fund, as defined in respective account documents, UBS Securities and Goldman have the right to close out any or all open contracts held in the Fund’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Fund’s account.  The Fund would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2013 and December 31, 2012 was $205,242,465 and $198,485,439, respectively, which equals 26% and 26% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2013 and December 31, 2012 was $25,407,553 and $191,482, respectively, which equals 3% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2013 or December 31, 2012.

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to an agreement similar to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the Collateral tables is limited to the net amount of unrealized loss at each counterparty.  Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the Collateral tables.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

Offsetting of Derivative Assets
As of March 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$14,674,086	$(4,488,307)	$10,185,779
Futures contracts	Goldman Sachs	14,293,990	(4,293,176)	10,000,814
Total futures contracts		28,968,076	(8,781,483)	20,186,593
Forward currency contracts	UBS AG	11,921,855	(11,921,855)	0
Forward currency contracts	Royal Bank of Scotland	11,390,978	(11,390,978)	0
Total forward currency contracts		23,312,833	(23,312,833)	0
Total derivatives		$52,280,909	$(32,094,316)	$20,186,593

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$10,185,779	$0	$0	$10,185,779
Goldman Sachs	10,000,814	0	0	10,000,814
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$20,186,593	$0	$0	$20,186,593

Offsetting of Derivative Liabilities
As of March 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$4,488,307	$(4,488,307)	$0
Futures contracts	Goldman Sachs	4,293,176	(4,293,176)	0
Total futures contracts		8,781,483	(8,781,483)	0
Forward currency contracts	UBS AG	13,486,194	(11,921,855)	1,564,339
Forward currency contracts	Royal Bank of Scotland	13,118,238	(11,390,978)	1,727,260
Total forward currency contracts		26,604,432	(23,312,833)	3,291,599
Total derivatives		$35,385,915	$(32,094,316)	$3,291,599

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	1,564,339	(1,564,339)	*	0	0
Royal Bank of Scotland	1,727,260	(1,727,260)	*	0	0
Total	$3,291,599	$(3,291,599)		$0	$0
*    Represents a portion of the $60,247,083 fair value in U.S. Treasury Bills held at the interbank market maker.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

Offsetting of and Derivative Assets
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$8,130,493	$(5,038,587)	$3,091,906
Futures contracts	Goldman Sachs	8,030,212	(4,964,512)	3,065,700
Total futures contracts		16,160,705	(10,003,099)	6,157,606
Forward currency contracts	UBS AG	26,673,083	(18,453,069)	8,220,014
Forward currency contracts	Royal Bank of Scotland	26,513,273	(18,427,457)	8,085,816
Total forward currency contracts		53,186,356	(36,880,526)	16,305,830
Total derivatives		$69,347,061	$(46,883,625)	$22,463,436

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,091,906	$0	$0	$3,091,906
Goldman Sachs	3,065,700	0	0	3,065,700
UBS AG	8,220,014	0	0	8,220,014
Royal Bank of Scotland	8,085,816	0	0	8,085,816
Total	$22,463,436	$0	$0	$22,463,436

Offsetting of Derivative Liabilities
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$5,038,587	$(5,038,587)	$0
Futures contracts	Goldman Sachs	4,964,512	(4,964,512)	0
Total futures contracts		10,003,099	(10,003,099)	0
Forward currency contracts	UBS AG	18,453,069	(18,453,069)	0
Forward currency contracts	Royal Bank of Scotland	18,427,457	(18,427,457)	0
Total forward currency contracts		36,880,526	(36,880,526)	0
Total derivatives		$46,883,625	$(46,883,625)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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
MARCH 31, 2013 (Unaudited)

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2013 and December 31, 2012, and the statements of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2013 and December 31, 2012, and the results of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2013 and 2012.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through March 31, 2013 total $5,743,289,514.

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

Results of Operations

The returns for the three months ending March 31, 2013 and 2012 were 4.85% and 2.32%, respectively. During the three months ending March 31, 2013 and 2012, the Fund accrued brokerage fees in the amount of $14,065,427 and $16,725,629, respectively, and paid brokerage fees in the amount of $14,067,268 and $16,913,033, respectively. No performance fees were accrued or paid during this period.

2013 (For the Three Months Ended March 31)

Of the 4.85% year to date return, approximately 6.84% was due to trading gains (before commissions) and approximately 0.12% was due to investment income, offset by approximately (2.11)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 6.84% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.35%
Currencies	3.99
Interest Rates	(2.45)
Stock Indices	3.95

6.84%

2013 began on a positive note, as the Fund posted solid gains.  Equity Indices and Foreign Exchange sectors responded to improved economic outlooks in the U.S. and Europe and to the promise of aggressive fiscal and monetary policy in Asia.  Commodities were flat on the month, and the Interest Rates sector was the only significant detractor from performance.  The Fund lost on a net-long position in global long-term rates as the sector moved lower on the same macroeconomic drivers that pushed equity markets higher and a general rotation out of bonds and into stocks.  From a strategy perspective, longer-term trend following models were the most profitable strategies in January, with other complimentary strategies providing additional returns. Long global equity positions primarily from European and Asian holdings recorded the majority of gains.  Positive data points out of Europe included the softening of tough “Basel III” regulations, a larger-than-expected repayment by banks of LTRO (Long-term Refinancing Operation) funds to the ECB (European Central Bank), Spanish and Italian bond auctions bringing the lowest yields in months, and German ZEW (The Centre for European Economic Research) surveys of sentiment that were much more optimistic.  In Asia, the new Japanese government used every possible opportunity to push for a weakening of the Japanese Yen and a 2% inflation target to end decades of deflation.  Exporters rallied as the Yen weakened throughout the month.  The Fund’s short Japanese Yen position was the most profitable trade in the portfolio during January.  Losses in Interest Rates were not enough to offset gains as the sector exhibited a generally negative correlation to equities, hurting the Fund’s long position.

The Fund, which consists of both trend following and non-trend following strategies, profited in February. The majority of gains came from the foreign exchange sector, while losses in equity index trading offset some of these gains. Interest rates and commodities had little impact on performance.  Foreign exchange was the most profitable sector, contributing well over 1% to the Fund. In the U.K., the British Pound (GBP) was down over 4% in February as weak economic fundamentals led Moody’s to downgrade the U.K.’s Aaa sovereign debt rating to Aa1. The Fund made over 1% in GBP on a short position against the U.S. Dollar. The Canadian Dollar (CAD) also declined over 3% in February on global risk-off positioning and developments indicating a slowing Canadian economy. This led to additional gains on a short position against the currency.  These gains were partially offset by losses from trading in equity indices where long positioning in European indices was unprofitable. Political uncertainty in the region, threatening a smooth recovery, caused downward moves in several major indices and reversed recent upward trends. Trading in North American indices was relatively flat for trend following strategies and losses in the region were driven by faster, non-trend following strategies getting caught in volatile market action. Trading in both interest rates and commodities was relatively flat in February.  Renewed concerns over European sovereign debt and the impending U.S. sequester drove interest rate markets, producing small gains for the Fund. In commodities, gains in metals were offset by losses in energies, driven by the same macroeconomic factors that impacted the interest rates sector.

The Fund’s strategies profited in three of four major sectors traded in March, with the majority of gains coming from commodities.  Major economic drivers included Chinese and Japanese political developments, positive economic data in the U.S., and the bank bailout situation in Cyprus.  Trend following strategies contributed over 2% to the Fund, while other non-trend strategies detracted from performance. Gains in commodities were led by short positions in copper and aluminum as these industrial metals fell sharply during the month.  Copper was pressured by new property tightening measures in China aimed at reining in overheated housing markets. Aluminum fell on reports that production climbed 2.4% in February.  Soft commodities and energies also added to profits as supply and weather data moved markets in the direction of the Fund’s positions. Equity indices, specifically long positioning in the United States and Japan, also added to monthly gains.  A sharp uptick in U.S. non-farm payrolls and a downtick in the unemployment rate, followed by data indicating a steadily improving U.S. housing market helped push index levels higher.  Japanese stocks rose for a seventh straight month, gaining over 7%, as Prime Minister Abe’s efforts to end deflation began with his appointment of Haruhiko Kuroda to lead the Bank of Japan (BOJ).  Positioning in foreign exchange contributed small gains to the Fund.  The most profitable trade continues to be short Japanese Yen, with the new BOJ Governor stating he will do “whatever it takes” to achieve his goal of a 2% inflation target within two years. Interest rates was the only sector to detract from positive performance during the month.  The Fund’s trend following strategies made money in the sector, however, non-trend strategies more than offset those gains and led to losses primarily driven by long-term instruments.  Price action varied widely across global interest rate markets, creating a difficult trading environment for some strategies.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2013 and December 31, 2012 and the trading gains/losses by market category for the three months ended March 31, 2013 and the year ended December 31, 2012.

March 31, 2013

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.59%	1.35%
Currencies	0.71%	3.99%
Interest Rates	0.73%	(2.45)%
Stock Indices	0.97%	3.95%

Aggregate/Total	1.36%	6.84%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the 4.85% return for the three months ended March 31, 2013, approximately 6.84% was due to trading gains (before commissions) and approximately 0.12% was due to investment income, offset by approximately (2.11)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

**
— Of the (1.24)% return for the year, approximately (8.17)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 6.48% due to trading gains (before commissions) and approximately 0.45% due to investment income.

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury Bills held at the futures brokers and over-the-counter counterparties. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities and short term investments held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Australia, Hong Kong, Singapore, Spain, Taiwan and the Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

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

Agriculture

The Fund’s agriculture exposure is to the fluctuations of the price of cattle, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities and Short Term Investments

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

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Mine Safety Disclosures.

          Not applicable.

Item 5. Other Information.

          None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, Inc. (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Non-Custody Investment Advisory Agreement with Horizon Cash Management L.L.C., as cash manager (1)

31.01	Certification of G WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: May 15, 2013	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.