Form 10-Q
period 2013-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2013-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	8

	Financial Highlights for the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2013 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$20,918,037	2.67%
	(cost $20,900,000)
	Finland
	Financials	$21,134,190	2.69%
	(cost $21,000,000)
	United States
	Financials	$26,001,009	3.32%
	(cost $26,000,000)
	Total Bank Deposits (cost $67,900,000)	$68,053,236	8.68%

	Commercial Paper
	United States
	Communications	$21,995,622	2.81%
	Consumer Staples	$36,919,784	4.71%
	Energy	$55,222,528	7.05%
	Financials	$56,096,876	7.16%
	Materials	$15,596,877	1.99%
	Utilities	$19,992,750	2.55%
	Total Commercial Paper (cost $205,820,225)	$205,824,437	26.27%

	Corporate Bonds
	United Kingdom
	Materials
	(cost $20,000,000)	$19,999,820	2.55%
	United States
	Communications	$13,130,871	1.68%
	Consumer Staples	$7,297,299	0.93%
	Financials	$153,503,544	19.59%
	Total United States (cost $173,856,894)	$173,931,714	22.20%

	Total Corporate Bonds (cost $193,856,894)	$193,931,534	24.75%

	Government And Agency Obligations
	Multi-National
	Multi-National Agency
	Multi-National Government Agency (cost $30,750,000)	$30,726,322	3.92%
	United States
	U.S. Government Agencies	$33,988,440	4.34%
$87,350,000	U.S. Treasury Bills U.S. Treasury Bills * Due 07/11/2013	$87,348,826	11.14%
$29,050,000	U.S. Treasury Bills * Due 07/18/2013	$29,049,589	3.71%
$55,000,000	U.S. Treasury Bills * Due 07/25/2013	$54,998,146	7.02%
	Total United States (cost $205,396,561)	$205,385,001	26.21%

	Total Government And Agency Obligations (cost $236,146,561)	$236,111,323	30.13%

	Total Fixed Income Securities ** (cost $703,723,680)	$703,920,530	89.83%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$59	0.00%
	(cost $59)
	Total Short Term Investments (cost $59)	$59	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(599,461)	(0.08)%
Energy	$86,695	0.01%
Metals	$(4,048,474)	(0.52)%
Stock indices	$1,524,364	0.20%
Short-term interest rates	$(13,275)	0.00%
Net unrealized gain (loss) on long futures contracts	$(3,050,151)	(0.39)%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$3,836,878	0.49%
Energy	$100,821	0.01%
Metals	$17,343,922	2.21%
Stock indices	$(1,242,541)	(0.16)%
Short-term interest rates	$356,068	0.05%
Long-term interest rates	$(878,758)	(0.11)%
Net unrealized gain (loss) on short futures contracts	$19,516,390	2.49%

Net unrealized gain (loss) on open futures contracts	$16,466,239	2.10%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(49,794,754)	(6.35)%
Various short forward currency contracts	$41,484,270	5.29%
Net unrealized gain (loss) on open forward currency contracts	$(8,310,484)	(1.06)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $114,997,230 deposited with the futures brokers and of $56,399,331 deposited with interbank market makers.

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
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(747,467)	(0.09)%
Energy	$641,506	0.08%
Metals	$(554,132)	(0.07)%
Stock indices	$3,205,040	0.41%
Short-term interest rates	$(132,002)	(0.02)%
Long-term interest rates	$2,619,151	0.34%
Net unrealized gain (loss) on long futures contracts	$5,032,096	0.65%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,739,094	0.22%
Energy	$(715,370)	(0.09)%
Metals	$1,628,259	0.21%
Stock indices	$(219,170)	(0.03)%
Short-term interest rates	$(11,859)	0.00%
Long-term interest rates	$(1,295,444)	(0.17)%
Net unrealized gain (loss) on short futures contracts	$1,125,510	0.14%

Net unrealized gain (loss) on open futures contracts	$6,157,606	0.79%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,561,398	0.46%
Various short forward currency contracts	$12,744,432	1.64%
Net unrealized gain (loss) on open forward currency contracts	$16,305,830	2.10%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $149,989,109 deposited with the futures brokers and of $48,496,330 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION June 30, 2013 and December 31, 2012 (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$81,988,461	$18,486,160
Fixed income securities (cost $114,997,230 and $149,989,109, respectively)	114,997,230	149,989,109
Net unrealized gain (loss) on open futures contracts	16,466,239	6,157,606
Total equity in futures broker trading accounts	213,451,930	174,632,875

Cash and cash equivalents	320,028	17,612,613
Short term investments (cost $59 and $16,700,593, respectively)	59	16,700,593
Fixed income securities (cost $588,726,450 and $571,605,673, respectively)	588,923,300	571,876,978
Net unrealized gain (loss) on open forward currency contracts	(8,310,484)	16,305,830
Interest receivable	535,435	738,170
Total assets	$794,920,268	$797,867,059

LIABILITIES
Accounts payable	$342,604	$481,491
Brokerage fee payable	4,633,134	4,648,400
Accrued commissions and other trading fees on open contracts	94,914	126,347
Offering costs payable	231,172	390,589
Redemptions payable	6,035,690	14,181,122
Total liabilities	11,337,514	19,827,949

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 1,575.060 and 2,324.048 redeemable units outstanding at June 30, 2013 and December 31, 2012	4,092,793	5,536,580
Limited Partners - 299,976.611 and 324,267.724 redeemable units outstanding at June 30, 2013 and December 31, 2012	779,489,961	772,502,530
Total partners' capital (Net Asset Value)	783,582,754	778,039,110

Total liabilities and partners' capital (Net Asset Value)	$794,920,268	$797,867,059

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$53,032,047	$54,607,968	$60,947,316	$92,467,148
Change in unrealized	(3,720,354)	(25,173,783)	10,308,633	(27,605,785)
Brokerage commissions	(1,334,205)	(874,205)	(2,761,980)	(1,917,206)
Net gain (loss) from futures trading	47,977,488	28,559,980	68,493,969	62,944,157

Forward currency trading gains (losses)
Realized	4,247,976	(3,739,653)	55,076,763	24,741,337
Change in unrealized	(5,018,885)	(12,586,307)	(24,616,314)	(36,116,560)
Brokerage commissions	(66,384)	(56,071)	(149,368)	(98,751)
Net gain (loss) from forward currency trading	(837,293)	(16,382,031)	30,311,081	(11,473,974)

Total net trading gain (loss)	47,140,195	12,177,949	98,805,050	51,470,183

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	699,909	999,510	1,457,125	1,909,177
Realized gain (loss) on fixed income securities	74,902	7,929	66,822	32,783
Change in unrealized gain (loss) on fixed income securities	(276,030)	(53,014)	(74,455)	28,374
Total investment income	498,781	954,425	1,449,492	1,970,334

Expenses
Brokerage fee	14,381,512	15,981,437	28,446,939	32,707,066
Operating expenses	369,147	437,388	718,872	869,186

Total expenses	14,750,659	16,418,825	29,165,811	33,576,252

Net investment income (loss)	(14,251,878)	(15,464,400)	(27,716,319)	(31,605,918)

NET INCOME (LOSS)	$32,888,317	$(3,286,451)	$71,088,731	$19,864,265

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$106.74	$(9.09)	$225.65	$53.54

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$100.63	$(13.78)	$216.20	$42.25

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	308,110.764	361,658.797	315,045.049	371,047.656

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$71,088,731	$19,864,265
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income	14,382,136	63,693,971
(Increase) decrease in restricted cash	0	44,204,325
(Increase) decrease in interest receivable	202,735	(166,292)
Increase (decrease) in accounts payable and accrued expenses	(185,586)	(606,125)
Purchases of investments	(10,010,768,952)	(16,380,190,842)
Sales/maturities of investments	10,045,340,588	16,371,839,217

Net cash from (for) operating activities	120,059,652	118,638,519

Cash flows from (for) financing activities
Redemption of units	(72,269,296)	(98,544,686)
Offering costs paid	(1,580,640)	(1,534,039)
Net cash from (for) financing activities	(73,849,936)	(100,078,725)

Net increase (decrease) in cash and cash equivalents	46,209,716	18,559,794

Unrestricted cash
Beginning of period	36,098,773	63,173,760

End of period	$82,308,489	$81,733,554

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$81,988,461	$80,238,559
Cash and cash equivalents	320,028	1,494,995

Total end of period cash and cash equivalents	$82,308,489	$81,733,554

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2013

Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss) for the six months ended June 30, 2013		566,128		70,522,603		71,088,731
Redemptions	(748.988)	(2,000,000)	(24,291.113)	(62,123,864)	(25,040.101)	(64,123,864)
Offering costs		(9,915)		(1,411,308)		(1,421,223)
Balances at June 30, 2013	1,575.060	$4,092,793	299,976.611	$779,489,961	301,551.671	$783,582,754

Six Months Ended June 30, 2012

Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss) for the six months ended June 30, 2012		245,982		19,618,283		19,864,265
Redemptions	(2,016.015)	(5,000,000)	(33,512.560)	(84,035,502)	(35,528.575)	(89,035,502)
Offering costs		(11,182)		(1,637,388)		(1,648,570)
Balances at June 30, 2012	2,314.587	$5,680,992	349,859.508	$858,706,641	352,174.095	$864,387,633

Net Asset Value per General and Limited Partner Unit

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

$2,598.50	$2,382.30	$2,454.43	$2,412.18

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,497.87	$2,468.21	$2,382.30	$2,412.18

Income (loss) from operations:
Total net trading gains (losses) (1)	149.29	31.19	308.69	131.87
Net investment income (loss) (1)	(46.26)	(42.76)	(87.98)	(85.18)

Total net income (loss) from operations	103.03	(11.57)	220.71	46.69

Offering costs (1)	(2.40)	(2.21)	(4.51)	(4.44)

Net asset value per unit at end of period	$2,598.50	$2,454.43	$2,598.50	$2,454.43

Total Return (3)	4.03%	(0.56)%	9.08%	1.75%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.36%	7.29%	7.33%	7.31%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.36%	7.29%	7.33%	7.31%

Net investment income (loss) (2),(4)	(7.11)%	(6.87)%	(6.97)%	(6.88)%

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
JUNE 30, 2013 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2013 and December 31, 2012, and for the periods ended June 30, 2013 and 2012, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

	Fair Value at June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$59	$0	$0	$59
Fixed income securities	0	703,920,530	0	703,920,530
Other Financial Instruments
Exchange-traded futures contracts	16,466,239	0	0	16,466,239
Forward currency contracts	0	(8,310,484)	0	(8,310,484)
Total	$16,466,298	$695,610,046	$0	$712,076,344

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,700,593	$0	$0	$16,700,593
Fixed income securities	0	721,866,087	0	721,866,087
Other Financial Instruments
Exchange-traded futures contracts	6,157,606	0	0	6,157,606
Forward currency contracts	0	16,305,830	0	16,305,830
Total	$22,858,199	$738,171,917	$0	$761,030,116

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2013 or the year ended December 31, 2012.

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

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2013 and December 31, 2012, the Fund has the potential remaining reimbursement amount of approximately $43.6 million and $45.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2013 and December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $231,172 and $422,950, respectively. At June 30, 2013, and December 31, 2012, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $231,172 and $390,589, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

In June 2013, the FASB issued ASU 2013-08, “Financial Services - Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Fund is currently evaluating the impact this pronouncement would have on the financial statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of June 30, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2013 and 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

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

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at June 30, 2013 Fair Value	Liability Derivatives at June 30, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,357,817	$(1,120,400)	$3,237,417
Energy Contracts	Net unrealized gain (loss) on open futures contracts	524,352	(336,836)	187,516
Metal Contracts	Net unrealized gain (loss) on open futures contracts	18,132,172	(4,836,724)	13,295,448
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,383,246	(2,101,423)	281,823
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,174,756	(831,963)	342,793
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,313,550	(2,192,308)	(878,758)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	50,738,449	(59,048,933)	(8,310,484)
Totals		$78,624,342	$(70,468,587)	$8,155,755
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,235,041	$(1,243,414)	$991,627
Energy Contracts	Net unrealized gain (loss) on open futures contracts	840,758	(914,622)	(73,864)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,466,850	(2,392,723)	1,074,127
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,160,202	(3,174,332)	2,985,870
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	491,230	(635,091)	(143,861)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,966,624	(1,642,917)	1,323,707
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	53,186,356	(36,880,526)	16,305,830
Totals		$69,347,061	$(46,883,625)	$22,463,436
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2013	Trading Gains (Losses) for the Three Months Ended June 30, 2012
Agriculture Contracts	$251,162	$4,623,500
Energy Contracts	(1,598,572)	(24,312,872)
Metal Contracts	49,917,981	6,719,134
Stock Indices Contracts	7,206,881	(31,206,164)
Short-Term Interest Rate Contracts	(3,841,213)	8,888,048
Long Term Interest Rate Contracts	(2,499,051)	65,132,951
Forward Currency Contracts	(770,909)	(16,325,960)
Total	$48,666,279	$13,518,637

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2013	Trading Gains (Losses) for the Six Months Ended June 30, 2012
Agriculture Contracts	$2,461,566	$11,180,816
Energy Contracts	(6,885,240)	13,591,104
Metal Contracts	63,432,476	(6,594,664)
Stock Indices Contracts	37,925,966	2,235,680
Short-Term Interest Rate Contracts	(14,780,592)	12,876,835
Long Term Interest Rate Contracts	(10,688,644)	32,116,097
Forward Currency Contracts	30,460,449	(11,375,223)
Total	$101,925,981	$54,030,645

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2013	Trading Gains (Losses) for the Three Months Ended June 30, 2012
Futures trading gains (losses):
Realized**	$53,157,542	$55,018,380
Change in unrealized	(3,720,354)	(25,173,783)
Forward currency trading gains (losses):
Realized	4,247,976	(3,739,653)
Change in unrealized	(5,018,885)	(12,586,307)
Total	$48,666,279	$13,518,637

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2013	Trading Gains (Losses) for the Six Months Ended June 30, 2012
Futures trading gains (losses):
Realized**	$61,156,899	$93,011,653
Change in unrealized	10,308,633	(27,605,785)
Forward currency trading gains (losses):
Realized	55,076,763	24,741,337
Change in unrealized	(24,616,314)	(36,116,560)
Total	$101,925,981	$54,030,645
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2013 and 2012 the monthly average of futures contracts bought and sold was approximately 120,200 and 77,800, respectively, and the monthly average of notional value of forward currency contracts was $5,859,500,000 and $4,722,100,000 respectively.

For the six months ended June 30, 2013 and 2012 the monthly average of futures contracts bought and sold was approximately 121,000 and 81,900, respectively, and the monthly average of notional value of forward currency contracts was $6,558,800,000 and $4,228,900,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2013, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is September 2013. However, the Fund intends to close all futures contracts and offset all foreign currency contracts prior to maturity.

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
JUNE 30, 2013 (Unaudited)

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2013 and December 31, 2012 was $171,396,561 and $198,485,439, respectively, which equals 22% and 26% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2013 and December 31, 2012 was $168,311 and $191,482, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2013 or December 31, 2012.

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

Offsetting of Derivative Assets
As of June 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$14,020,353	$(5,744,494)	$8,275,859
Futures contracts	Goldman Sachs	13,865,540	(5,675,160)	8,190,380
Total futures contracts		27,885,893	(11,419,654)	16,466,239
Forward currency contracts	UBS AG	25,688,537	(25,688,537)	0
Forward currency contracts	Royal Bank of Scotland	25,049,912	(25,049,912)	0
Total forward currency contracts		50,738,449	(50,738,449)	0
Total derivatives		$78,624,342	$(62,158,103)	$16,466,239

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$8,275,859	$0	$0	$8,275,859
Goldman Sachs	8,190,380	0	0	8,190,380
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$16,466,239	$0	$0	$16,466,239

Offsetting of Derivative Liabilities
As of June 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$5,744,494	$(5,744,494)	$0
Futures contracts	Goldman Sachs	5,675,160	(5,675,160)	0
Total futures contracts		11,419,654	(11,419,654)	0
Forward currency contracts	UBS AG	29,886,720	(25,688,537)	4,198,183
Forward currency contracts	Royal Bank of Scotland	29,162,213	(25,049,912)	4,112,301
Total forward currency contracts		59,048,933	(50,738,449)	8,310,484
Total derivatives		$70,468,587	$(62,158,103)	$8,310,484

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	4,198,183	(4,198,183)	*	0	0
Royal Bank of Scotland	4,112,301	(4,112,301)	*	0	0
Total	$8,310,484	$(8,310,484)		$0	$0
*    Represents a portion of the $56,399,331 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

Offsetting of Derivative Assets
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
JUNE 30, 2013 (Unaudited)

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2013 and December 31, 2012, the statements of operations and financial highlights for the three months and six months ended June 30, 2013 and 2012, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2013, and the results of operations and financial highlights for the three months and six months ended June 30, 2013 and 2012, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2013 and 2012.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through June 30, 2013 total $5,772,644,262.

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

Results of Operations

The returns for the six months ending June 30, 2013 and 2012 were 9.08% and 1.75%, respectively. During the six months ending June 30, 2013 and 2012, the Fund accrued brokerage fees in the amount of $28,446,939 and $32,707,066, respectively, and paid brokerage fees in the amount of $28,462,205 and $33,178,401, respectively. No performance fees were accrued or paid during this period.

2013 (For the Six Months Ended June 30)

Of the 9.08% year to date return, approximately 13.11% was due to trading gains (before commissions) and approximately 0.18% was due to investment income, offset by approximately (4.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 13.11% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	7.45%
Currencies	3.87
Interest Rates	(3.04)
Stock Indices	4.83
13.11%

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

The Fund gained in both trend following and non-trend following strategies in April, with gains coming from all sectors traded.  Major moves in metals and long-dated interest rate markets led gains, each adding over 3% to the Fund.  Slow global growth, disappointing economic data, low or stable inflation rates, and continued quantitative easing pushed rates lower and equity markets higher across major markets, extending or establishing trends and other alpha opportunities.   Commodity markets recorded the best gains for the Fund, led by precious metals, base metals, and energies.  Short positioning in precious metals benefitted from a sharp decline in prices.  The weakness in gold can be attributed to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related exchange traded products, and signs of slower global economic growth, especially in China. The Fund began April short precious metals, posting the majority of gains on April 12 & 15 when the sector significantly declined, at which point the Fund began to take profits and reduce its positions.  Long positions on long-dated interest rate markets in the U.S., Canada, and Australia were also profitable during April.  Disappointing economic data, stable inflation, falling commodity prices, and dovish stimulus policy in Canada pushed fixed income prices higher.  This particularly impacted the long-dated rate contracts, as they are more sensitive to the interest rate movements than the short-dated rates.  Stock index positions added further gains during the month, with long positioning in Japan, Australia, and the U.S. leading the way.  Japanese and Australian markets moved higher on continued central bank easing while U.S. markets bounced around throughout the month but finished higher, hitting record highs in the S&P 500 and Dow Jones Industrial Average.  The foreign exchange sector added small gains during the month.  Trend-following strategies lost money in the sector, but non-trend strategies more than offset those losses.  By market, the Japanese Yen and New Zealand Dollar versus the U.S. Dollar were the most profitable trades in April.

The Fund's gross trading was basically flat in May.  Gains in stock indices, foreign exchange, and commodity holdings were offset by losses in fixed income positions.  Both trend and non-trend strategies showed gains in long equity index positions.  The gains were concentrated in European and US holdings.  In Europe, gains were led by the UK where manufacturing and business confidence data strengthened.  In the US, stocks rose after employment-related data showed signs of improvement and consumer confidence measures were also better than expected.  Foreign exchange gains came primarily from long US dollar positions against the South African rand, the British pound, and the Canadian dollar.  The US dollar strengthened against all major currencies amid better economic data and signs that the US Federal Reserve may soon begin to taper its quantitative easing (QE) measures.  Commodity holdings added small additional gains to the Fund.  Gains were found in short precious metal positions as both gold and silver declined on concerns over QE tapering and weak physical demand out of Asia.  Grain positions, namely long soybean positioning, benefitted from strong Chinese export sales and US supply concerns.  Unfortunately, these gains were mostly offset by losses from industrial metal and energy positions.  Short positions in industrial metals, namely copper and aluminum, moved against the Fund as prices rose due to signs of tightening supply and amid short covering.  Long positioning in natural gas was the biggest loser in energy holdings as prices fell sharply when seasonal demand waned and inventories rose more than expected.  Overall monthly gains were offset by losses in long fixed income positions within Europe, the US, Japan, and Canada, primarily from the long-dated holdings within the trend-following strategies.  Global fixed income prices fell sharply during the month for the same reasons the US dollar strengthened  - mainly over concern that US QE measures would begin to wind down in the near future amid strengthening economic data which could cause interest rates to rise.

The Fund had a net loss in June.  Declines in stock indices and foreign exchange were only partially offset by gains from commodities and fixed income.  The primary focus of global markets in June revolved around the fear that the US Federal Reserve was beginning to signal that their aggressive QE measures were going to be reduced or “tapered” amid stronger US economic trends.  World markets have enjoyed the benefits of the unprecedented liquidity that the US central bank has pumped into the banking system over the past five years, however the announcement by Fed Chairman Bernanke on June 19th that QE tapering could begin as soon as year-end roiled global markets.  Trend strategies showed their largest losses in long equity index positions.  The losses were spread across all global equity markets as they sold off on the concern that US QE tapering could be expected in the near future.  Non-trend strategies showed gains in foreign exchange positioning, but the trend-following models produced losses that more than offset any gains.  The trend strategies showed the greatest losses on the Japanese yen and the British pound as both showed sharp trend reversals post Bernanke’s tapering comments mid-month.  Trend-following strategies delivered gains in commodities, especially within short industrial metals and precious metals positioning.  Concerns over a Chinese credit crunch plus fear over the potential impact from QE tapering pushed both types of metals lower.  Gains were somewhat offset by losses from energy positions which generally saw sharp mid-month trend reversals due to the strengthening US dollar amid fears that monetary accommodation would begin to be withdrawn.  Both non-trend and trend strategies showed gains in short positioning on fixed income instruments.  Global fixed income markets sold off sharply on fears over QE tapering.  The faster reacting non-trend models quickly built short positions and benefitted from the extended declines.

2012 (For the Six Months Ended June 30)

Of the 1.75% year to date return, approximately 5.59% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately (4.05)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 5.59% trading gain by sector is as follows:

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2013 and December 31, 2012 and the trading gains/losses by market category for the six months ended June 30, 2013 and the year ended December 31, 2012.

June 30, 2013

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	1.16%	7.45%
Currencies	0.71%	3.87%
Interest Rates	1.10%	(3.04)%
Stock Indices	1.10%	4.83%
Aggregate/Total	1.96%	13.11%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the 9.08% return for the six months ended June 30, 2013, approximately 13.11% was due to trading gains (before commissions) and approximately 0.18% was due to investment income, offset by approximately (4.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of June 30, 2013.

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

U.S. Treasury Bill Positions Held for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills with maturities no longer than six months. Volatile fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: August 14, 2013	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.