Form 10-Q
period 2013-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2013-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	8

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$21,095,193	2.89%
	(cost $21,000,000)

	Commercial Paper
	United States
	Energy	45,967,192	6.29%
	Financials	21,992,452	3.01%
	Information Technology	19,996,334	2.73%
	Materials	69,551,959	9.52%
	Utilities	43,121,677	5.90%
	Total Commercial Paper (cost $200,617,080)	200,629,614	27.45%

	Corporate Bonds
	United Kingdom
	Materials
	(cost $20,000,000)	20,034,920	2.74%
	United States
	Communications	13,080,470	1.79%
	Consumer Staples	7,301,767	1.00%
	Financials	194,267,849	26.58%
	Total United States (cost $214,435,035)	214,650,086	29.37%

	Total Corporate Bonds (cost $234,435,035)	234,685,006	32.11%

	Government And Agency Obligations
	Multi-National
	Multi-National Government Agency (cost $30,750,000)	30,733,087	4.20%
	United States
	U.S. Government Agencies	34,023,120	4.65%
$23,525,000	U.S. Treasury Bills U.S. Treasury Bills * Due 10/03/2013	23,524,981	3.22%
$92,865,000	U.S. Treasury Bills * Due 10/10/2013	92,864,750	12.71%
$55,000,000	U.S. Treasury Bills * Due 10/17/2013	54,999,756	7.53%
	Total United States (cost $205,389,487)	205,412,607	28.11%

	Total Government And Agency Obligations (cost $236,139,487)	236,145,694	32.31%

	Total Fixed Income Securities ** (cost $692,191,602)	$692,555,507	94.76%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$417	0.00%
	(cost $417)
	Total Short Term Investments (cost $417)	$417	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(301,368)	(0.04)%
Energy	(932,450)	(0.13)%
Metals	2,066,169	0.28%
Stock indices	(4,954,400)	(0.68)%
Short-term interest rates	843,103	0.12%
Long-term interest rates	1,080,547	0.15%
Net unrealized gain (loss) on long futures contracts	$(2,198,399)	(0.30)%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,782,506	0.24%
Energy	220,454	0.03%
Metals	(6,840,216)	(0.93)%
Stock indices	(511,240)	(0.07)%
Short-term interest rates	(1,376,835)	(0.19)%
Long-term interest rates	(593,218)	(0.08)%
Net unrealized gain (loss) on short futures contracts	$(7,318,549)	(1.00)%

Net unrealized gain (loss) on open futures contracts	$(9,516,948)	(1.30)%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	44,596,592	6.10%
Various short forward currency contracts	(44,938,168)	(6.15)%
Net unrealized gain (loss) on open forward currency contracts	$(341,576)	(0.05)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $119,999,547 deposited with the futures brokers and $51,389,940 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$20,918,580	2.69%
	(cost $20,900,000)
	Finland
	Financials	21,170,184	2.72%
	(cost $21,000,000)
	Netherlands
	Financials	21,506,220	2.76%
	(cost $21,500,000)
	United States
	Financials	20,901,254	2.69%
	(cost $20,900,000)
	Total Bank Deposits (cost $84,300,000)	84,496,238	10.86%

	Commercial Paper
	United States
	Consumer Discretionary	34,958,650	4.49%
	Consumer Staples	44,381,098	5.70%
	Energy	72,097,064	9.27%
	Financials	35,189,619	4.52%
	Materials	19,998,478	2.57%
	Telecommunication Services	20,490,063	2.63%
	Utilities	64,101,965	8.24%
	Total Commercial Paper (cost $291,193,625)	291,216,937	37.42%

	Corporate Bonds
	United States
	Financials	131,969,527	16.96%
	Utilities	15,697,946	2.02%
	Total Corporate Bonds (cost $147,615,718)	147,667,473	18.98%

	Government And Agency Obligations
	United States
$28,500,000	U.S. Treasury Bills U.S. Treasury Bills * Due 01/03/2013	28,499,913	3.66%
$75,000,000	U.S. Treasury Bills * Due 01/10/2013	74,998,406	9.64%
$75,000,000	U.S. Treasury Bills * Due 02/21/2013	74,990,703	9.64%
$20,000,000	U.S. Treasury Bills * Due 03/28/2013	19,996,417	2.57%
	Total Government And Agency Obligations (cost $198,485,439)	198,485,439	25.51%

	Total Fixed Income Securities ** (cost $721,594,782)	$721,866,087	92.77%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	16,700,593	2.15%
	(cost $16,700,593)
	Total Short Term Investments (cost $16,700,593)	$16,700,593	2.15%
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(747,467)	(0.09)%
Energy	641,506	0.08%
Metals	(554,132)	(0.07)%
Stock indices	3,205,040	0.41%
Short-term interest rates	(132,002)	(0.02)%
Long-term interest rates	2,619,151	0.34%
Net unrealized gain (loss) on long futures contracts	$5,032,096	0.65%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,739,094	0.22%
Energy	(715,370)	(0.09)%
Metals	1,628,259	0.21%
Stock indices	(219,170)	(0.03)%
Short-term interest rates	(11,859)	0.00%
Long-term interest rates	(1,295,444)	(0.17)%
Net unrealized gain (loss) on short futures contracts	$1,125,510	0.14%

Net unrealized gain (loss) on open futures contracts	$6,157,606	0.79%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	3,561,398	0.46%
Various short forward currency contracts	12,744,432	1.64%
Net unrealized gain (loss) on open forward currency contracts	$16,305,830	2.10%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $149,989,109 deposited with the futures brokers and $48,496,330 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION September 30, 2013 and December 31, 2012 (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$60,111,599	$18,486,160
Fixed income securities (cost $119,999,547 and $149,989,109, respectively)	119,999,547	149,989,109
Net unrealized gain (loss) on open futures contracts	(9,516,948)	6,157,606
Total equity in futures broker trading accounts	170,594,198	174,632,875

Cash and cash equivalents	175,468	17,612,613
Short term investments (cost $417 and $16,700,593, respectively)	417	16,700,593
Fixed income securities (cost $572,192,055 and $571,605,673, respectively)	572,555,960	571,876,978
Net unrealized gain (loss) on open forward currency contracts	(341,576)	16,305,830
Interest receivable	1,175,219	738,170
Total assets	$744,159,686	$797,867,059

LIABILITIES
Accounts payable	$389,352	$481,491
Brokerage fee payable	4,336,979	4,648,400
Accrued commissions and other trading fees on open contracts	105,057	126,347
Offering costs payable	183,176	390,589
Redemptions payable	8,273,514	14,181,122
Total liabilities	13,288,078	19,827,949

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 1,575.060 and 2,324.048 redeemable units outstanding at September 30, 2013 and December 31, 2012	3,933,476	5,536,580
Limited Partners - 291,083.469 and 324,267.724 redeemable units outstanding at September 30, 2013 and December 31, 2012	726,938,132	772,502,530
Total partners' capital (Net Asset Value)	730,871,608	778,039,110

Total liabilities and partners' capital (Net Asset Value)	$744,159,686	$797,867,059

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$25,077,765	$17,797,758	$86,025,081	$110,264,906
Change in unrealized	(25,983,187)	20,000,283	(15,674,554)	(7,605,502)
Brokerage commissions	(1,148,001)	(1,022,628)	(3,909,981)	(2,939,834)
Net gain (loss) from futures trading	(2,053,423)	36,775,413	66,440,546	99,719,570

Forward currency trading gains (losses)
Realized	(22,583,918)	(20,620,048)	32,492,845	4,121,289
Change in unrealized	7,968,908	24,196,808	(16,647,406)	(11,919,752)
Brokerage commissions	(50,977)	(76,284)	(200,345)	(175,035)
Net gain (loss) from forward currency trading	(14,665,987)	3,500,476	15,645,094	(7,973,498)

Total net trading gain (loss)	(16,719,410)	40,275,889	82,085,640	91,746,072

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	703,722	903,311	2,160,847	2,812,488
Realized gain (loss) on fixed income securities	0	895	66,822	33,678
Change in unrealized gain (loss) on fixed income securities	167,055	3,482	92,600	31,856
Total investment income	870,777	907,688	2,320,269	2,878,022

Expenses
Brokerage fee	13,350,924	15,622,910	41,797,863	48,329,976
Operating expenses	359,973	410,611	1,078,845	1,279,797

Total expenses	13,710,897	16,033,521	42,876,708	49,609,773

Net investment income (loss)	(12,840,120)	(15,125,833)	(40,556,439)	(46,731,751)

NET INCOME (LOSS)	$(29,559,530)	$25,150,056	$41,529,201	$45,014,321

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$(98.92)	$72.09	$134.12	$123.79

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(101.15)	$68.51	$115.05	$110.76

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	298,819.052	348,850.191	309,636.383	363,648.501

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$41,529,201	$45,014,321
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income	32,229,360	19,493,398
(Increase) decrease in restricted cash	0	44,204,325
(Increase) decrease in interest receivable	(437,049)	47,369
Increase (decrease) in accounts payable and accrued expenses	(424,850)	(549,635)
Purchases of investments	(13,851,597,311)	(25,708,111,626)
Sales/maturities of investments	13,897,700,667	25,746,328,495

Net cash from (for) operating activities	119,000,018	146,426,647

Cash flows from (for) financing activities
Redemption of units	(92,575,507)	(125,108,930)
Offering costs paid	(2,236,217)	(2,452,967)
Net cash from (for) financing activities	(94,811,724)	(127,561,897)

Net increase (decrease) in cash and cash equivalents	24,188,294	18,864,750

Unrestricted cash
Beginning of period	36,098,773	63,173,760

End of period	$60,287,067	$82,038,510

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$60,111,599	$73,839,912
Cash and cash equivalents	175,468	8,198,598

Total end of period cash and cash equivalents	$60,287,067	$82,038,510

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2013

Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss) for the nine months ended September 30, 2013		410,013		41,119,188		41,529,201
Redemptions	(748.988)	(2,000,000)	(33,184.255)	(84,667,899)	(33,933.243)	(86,667,899)
Offering costs		(13,117)		(2,015,687)		(2,028,804)
Balances at September 30, 2013	1,575.060	$3,933,476	291,083.469	$726,938,132	292,658.529	$730,871,608

Nine Months Ended September 30, 2012

Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss) for the nine months ended September 30, 2012		409,982		44,604,339		45,014,321
Redemptions	(2,016.015)	(5,000,000)	(44,025.532)	(110,765,015)	(46,041.547)	(115,765,015)
Offering costs		(16,610)		(2,450,118)		(2,466,728)
Balances at September 30, 2012	2,314.587	$5,839,564	339,346.536	$856,150,454	341,661.123	$861,990,018

Net Asset Value per General and Limited Partner Unit

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

$2,497.35	$2,382.30	$2,522.94	$2,412.18

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,598.50	$2,454.43	$2,382.30	$2,412.18

Income (loss) from operations:
Total net trading gains (losses) (1)	(56.15)	114.22	252.58	246.05
Net investment income (loss) (1)	(42.97)	(43.36)	(130.98)	(128.51)

Total net income (loss) from operations	(99.12)	70.86	121.60	117.54

Offering costs (1)	(2.03)	(2.35)	(6.55)	(6.78)

Net asset value per unit at end of period	$2,497.35	$2,522.94	$2,497.35	$2,522.94

Total Return (3)	(3.89)%	2.79%	4.83%	4.59%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.21%	7.31%	7.31%	7.30%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.21%	7.31%	7.31%	7.30%

Net investment income (loss) (2),(4)	(6.75)%	(6.90)%	(6.91)%	(6.87)%

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
SEPTEMBER 30, 2013 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2013 and December 31, 2012, and for the periods ended September 30, 2013 and 2012, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

	Fair Value at September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$417	$0	$0	$417
Fixed income securities	0	692,555,507	0	692,555,507
Other Financial Instruments
Exchange-traded futures contracts	(9,516,948)	0	0	(9,516,948)
Forward currency contracts	0	(341,576)	0	(341,576)
Total	$(9,516,531)	$692,213,931	$0	$682,697,400

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,700,593	$0	$0	$16,700,593
Fixed income securities	0	721,866,087	0	721,866,087
Other Financial Instruments
Exchange-traded futures contracts	6,157,606	0	0	6,157,606
Forward currency contracts	0	16,305,830	0	16,305,830
Total	$22,858,199	$738,171,917	$0	$761,030,116

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2013 or the year ended December 31, 2012.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2010 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2013 and December 31, 2012, the Fund has the potential remaining reimbursement amount of approximately $43.0 million and $45.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2013 and December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $183,176 and $422,950, respectively. At September 30, 2013, and December 31, 2012, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $183,176 and $390,589, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
SEPTEMBER 30, 2013 (Unaudited)

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

The Fund maintains a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund's custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of September 30, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2013 and 2012.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

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

Note 8.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 are as follows:

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at September 30, 2013 Fair Value	Liability Derivatives at September 30, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,408,962	$(1,927,824)	$1,481,138
Energy Contracts	Net unrealized gain (loss) on open futures contracts	384,541	(1,096,537)	(711,996)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,771,324	(7,545,371)	(4,774,047)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,134,896	(6,600,536)	(5,465,640)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	843,375	(1,377,107)	(533,732)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,119,522	(632,193)	487,329
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	52,961,214	(53,302,790)	(341,576)
Totals		$62,623,834	$(72,482,358)	$(9,858,524)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,235,041	$(1,243,414)	$991,627
Energy Contracts	Net unrealized gain (loss) on open futures contracts	840,758	(914,622)	(73,864)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,466,850	(2,392,723)	1,074,127
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,160,202	(3,174,332)	2,985,870
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	491,230	(635,091)	(143,861)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,966,624	(1,642,917)	1,323,707
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	53,186,356	(36,880,526)	16,305,830
Totals		$69,347,061	$(46,883,625)	$22,463,436
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2013	Trading Gains (Losses) for the Three Months Ended September 30, 2012
Agriculture Contracts	$(976,894)	$6,506,183
Energy Contracts	(650,597)	1,962,110
Metal Contracts	(25,486,590)	206,577
Stock Indices Contracts	22,266,381	20,933,533
Short-Term Interest Rate Contracts	(5,372,212)	8,760,591
Long Term Interest Rate Contracts	9,098,952	(650,446)
Forward Currency Contracts	(14,615,010)	3,576,760
Total	$(15,735,970)	$41,295,308

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2013	Trading Gains (Losses) for the Nine Months Ended September 30, 2012
Agriculture Contracts	$1,484,672	$17,686,999
Energy Contracts	(7,535,837)	15,553,214
Metal Contracts	37,945,886	(6,388,087)
Stock Indices Contracts	60,192,347	23,169,213
Short-Term Interest Rate Contracts	(20,152,804)	21,637,426
Long Term Interest Rate Contracts	(1,589,692)	31,465,651
Forward Currency Contracts	15,845,439	(7,798,463)
Total	$86,190,011	$95,325,953

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2013	Trading Gains (Losses) for the Three Months Ended September 30, 2012
Futures trading gains (losses):
Realized**	$24,862,227	$17,718,265
Change in unrealized	(25,983,187)	20,000,283
Forward currency trading gains (losses):
Realized	(22,583,918)	(20,620,048)
Change in unrealized	7,968,908	24,196,808
Total	$(15,735,970)	$41,295,308

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2013	Trading Gains (Losses) for the Nine Months Ended September 30, 2012
Futures trading gains (losses):
Realized**	$86,019,126	$110,729,918
Change in unrealized	(15,674,554)	(7,605,502)
Forward currency trading gains (losses):
Realized	32,492,845	4,121,289
Change in unrealized	(16,647,406)	(11,919,752)
Total	$86,190,011	$95,325,953
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2013 and 2012 the monthly average of futures contracts bought and sold was approximately 94,900 and 87,600, respectively, and the monthly average of notional value of forward currency contracts was $5,994,000,000 and $6,787,000,000 respectively.

For the nine months ended September 30, 2013 and 2012 the monthly average of futures contracts bought and sold was approximately 112,300 and 83,800, respectively, and the monthly average of notional value of forward currency contracts was $6,371,000,000 and $5,082,000,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2013, the latest maturity date for open futures contracts is December 2014 and the latest maturity date for open forward currency contracts is December 2013. However, the Fund intends to close all futures contracts and offset all foreign currency contracts prior to maturity.

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
SEPTEMBER 30, 2013 (Unaudited)

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2013 and December 31, 2012 was $171,389,487 and $198,485,439, respectively, which equals 23% and 26% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2013 and December 31, 2012 was $55,628 and $191,482, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at September 30, 2013 or December 31, 2012.

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

Offsetting of Derivative Assets
As of September 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$4,886,064	$(4,886,064)	$0
Futures contracts	Goldman Sachs	4,776,556	(4,776,556)	0
Total futures contracts		9,662,620	(9,662,620)	0
Forward currency contracts	UBS AG	26,768,108	(26,768,108)	0
Forward currency contracts	Royal Bank of Scotland	26,193,106	(26,193,106)	0
Total forward currency contracts		52,961,214	(52,961,214)	0
Total derivatives		$62,623,834	$(62,623,834)	$0

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities
As of September 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$9,610,105	$(4,886,064)	$4,724,041
Futures contracts	Goldman Sachs	9,569,463	(4,776,556)	4,792,907
Total futures contracts		19,179,568	(9,662,620)	9,516,948
Forward currency contracts	UBS AG	26,931,805	(26,768,108)	163,697
Forward currency contracts	Royal Bank of Scotland	26,370,985	(26,193,106)	177,879
Total forward currency contracts		53,302,790	(52,961,214)	341,576
Total derivatives		$72,482,358	$(62,623,834)	$9,858,524

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$4,724,041	$(4,724,041)	*	$0	$0
Goldman Sachs	4,792,907	(4,792,907)	*	0	0
UBS AG	163,697	(163,697)	**	0	0
Royal Bank of Scotland	177,879	(177,879)	**	0	0
Total	$9,858,524	$(9,858,524)		$0	$0
*      Represents a portion of the $119,999,547 fair value of U.S. Treasury Bills held at the futures brokers.
**    Represents a portion of the $51,389,940 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

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
SEPTEMBER 30, 2013 (Unaudited)

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2013 and December 31, 2012, the statements of operations and financial highlights for the three months and nine months ended September 30, 2013 and 2012, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2013, and the results of operations and financial highlights for the three months and nine months ended September 30, 2013 and 2012, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2013 and 2012.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P.’s (the “Fund”) Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling  $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through September 30, 2013 total $5,795,188,297.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 40% to 80% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under the Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

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

Results of Operations

The returns for the nine months ending September 30, 2013 and 2012 were 4.83% and 4.59%, respectively. During the nine months ending September 30, 2013 and 2012, the Fund accrued brokerage fees in the amount of $41,797,863 and $48,329,976, respectively, and paid brokerage fees in the amount of $42,109,284 and $48,814,410, respectively. No performance fees were accrued or paid during this period.

2013 (For the Nine Months Ended September 30)

Of the 4.83% year to date return, approximately 10.80% was due to trading gains (before commissions) and approximately 0.30% was due to investment income, offset by approximately (6.27)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 10.80% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.90%
Currencies	1.95
Interest Rates	(2.56)
Stock Indices	7.51
10.80%

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

The Fund had small gross trading losses in July.  Gains from stock indexes were more than offset by losses from foreign exchange, fixed income, and commodities.  The largest losses during the month were found within foreign exchange holdings primarily from short positioning against the Canadian dollar and the New Zealand dollar.  These currencies both appreciated on hawkish leaning central bank comments and amid better economic data.  The Australian dollar produced one of the largest FX gains as the Royal Bank of Australia indicated that they had room to cut interest rates which was supported by tame inflation data.  Short positioning within both short and long dated fixed income instruments also caused losses, especially within the trend following strategies.  Members of the US Federal Reserve, including Chairman Bernanke, emphasized to world financial markets that a tapering of QE programs does not necessarily mean a tightening of interest rates.  This message helped push fixed income instruments higher, hurting the Fund’s short positioning.  Non-trend strategies showed small losses as well.  Commodity positions were another source of losses during July.  The “QE tapering does not mean tightening” message helped gold appreciate over 7% which hurt recently profitable trend following short positioning.  Long positioning gains within energies, especially on crude and Brent oil, offset some of the sector’s overall losses.  New Middle East tensions in Egypt, early month inventory draws, and some favorable economic data in the US all pushed most energies higher on the month.  Long stock index positions helped to mostly offset losses.  Most global stock markets rallied during July driven by expectations for continued monetary support from major central banks, generally better than expected second quarter earnings reports, and additional signs that global economic growth is improving, especially within Europe and the US.  Trend following strategies showed solid gains on long positioning within global stock indices; however, non-trend strategies showed small losses on the sector.

The Fund's losses continued in August.  Gains from interest rates were more than offset by losses from commodities, foreign exchange, and stock index holdings.  Commodities produced the largest losses on the month, led by short industrial metal and precious metal positions.  Improving macro economic data from China, including better than expected industrial production and import/export data, pushed industrial metals higher.  Some weaker US economic data, including a disappointing July employment report and softer pending home sales, sent precious metals higher on hopes for a delay in US Federal Reserve quantitative easing (QE) tapering.  Long energy holdings helped to offset some losses as increased geopolitical tensions related to Syria drove petroleum markets higher.  Short positions in corn and wheat led to early month profits as healthy harvest expectations sent the grains lower.  Foreign exchange holdings also produced losses during August.  Long positioning in the euro and Swiss franc produced the largest losses as both currencies fell due to a strengthening US dollar supported by a hardening of expectations for Fed QE tapering and risk aversion driven by geopolitical concerns over Syria.  Non-trend strategies produced some offsetting gains in foreign exchange as short positioning in the Canadian dollar and Australian dollar proved profitable due to risk-aversion.  Long global stock index positions showed profits early in the month as the strength seen in July continued into August.  Unfortunately, losses were incurred as concerns surrounding QE tapering by the US Fed and new fears over military tensions between the US and Syria caused global stocks to sell-off throughout the second half of the month.  Nimble non-trend strategies showed profits in stock indexes by quickly getting short the second-half sell-off as geopolitical fears gripped world markets.  Short interest rate positions produced gains for the Fund during August.  Stronger economic data in Germany and the UK linked with expectations for US Fed QE tapering helped push European and US interest rate instruments lower.  Gains were limited by late month reversals on flight-to-quality positioning due to the Syrian situation.

The Fund's losses continued in September.  Gains from stock indexes were more than offset by losses from commodity, foreign exchange, and interest rate holdings.  Commodities produced the largest losses on the month, led by long energy and short industrial metal positions.  A calming of tensions between the US and Syria caused a sell-off in energy markets, reversing the gains seen during August.  Industrial metals gained on the election of a pro-business Prime Minister in Australia and amid some better Chinese economic data.  The non-trend following strategies were long gold, which produced some offsetting gains on the US Fed’s surprise decision to delay a tapering of its monthly quantitative easing (QE) program.  Foreign exchange positions produced losses as well.  The US dollar was broadly weaker versus most other G10 currencies during September with the US Dollar Index hitting a seven-month low.  The largest losses for the Fund were found in short Canadian and Australian dollar positions.  The Fed’s surprising decision to delay tapering its $85 billion monthly asset purchase program sparked a sharp rally in these currencies versus the US dollar.  Some offsetting gains were found from long positioning on the British pound and Swiss franc versus the dollar.  Interest rate positions, primarily short holdings on the short-end of the curve, produced additional portfolio losses.  The Fed’s surprise decision to delay QE tapering, some pockets of softer global economic data including a weaker than expected US employment report, and reports of a US government partial shutdown near month-end all helped to push fixed income instruments higher during September.  Long stock index holdings produced the only sector gains for the Fund during the month.  A peaceful resolution of the US/Syrian crisis, renewed confidence that Janet Yellen would be nominated to be the next head of the US Federal Reserve, and the Fed’s decision to fully maintain QE helped most global stock markets to post solid gains.  Profits were capped by late month concerns about a showdown in Washington over government spending that ultimately resulted in a partial shutdown of the US government.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2013 and December 31, 2012 and the trading gains/losses by market category for the nine months ended September 30, 2013 and the year ended December 31, 2012.

September 30, 2013

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.75%	3.90%
Currencies	0.63%	1.95%
Interest Rates	0.74%	(2.56)%
Stock Indices	0.75%	7.51%
Aggregate/Total	1.60%	10.80%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
— Of the 4.83% year to date return, approximately 10.80% was due to trading gains (before commissions) and approximately 0.30% was due to investment income, offset by approximately (6.27)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of September 30, 2013.

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

General

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 14, 2013	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.