Form 10-K
period 2013-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2014-03-26
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2013 there were 277,353.249 Units of General and Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business.	1 – 5

Item 1A.	Risk Factors.	5 – 21

Item 1B.	Unresolved Staff Comments.	22

Item 2.	Properties.	22

Item 3.	Legal Proceedings.	22

Item 4.	Mine Safety Disclosures.	22

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23

Item 6.	Selected Financial Data	23 – 24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24 – 38

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	39 – 44

Item 8.	Financial Statements and Supplementary Data.	44

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	44

Item 9A.	Controls and Procedures.	44

Item 9B.	Other Information.	44

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	45 – 47

Item 11.	Executive Compensation.	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	48

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	48

Item 14.	Principal Accounting Fees and Services.	49

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	50 – 52

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2013 is as follows: 14% to interest rates, 21% to foreign exchange, 36% to commodities, and 29% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Approximately 15% to 25% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 15% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 60% to 75% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Fund's account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Fund's trading accounts.

Cash Manager and Custodian

For the year ended December 31, 2013, Horizon Cash Management LLC served as the cash manager (the "Cash Manager") under the Investment Advisory Agreement dated July 8, 2009 to manage and control the liquid assets of the Fund. The Cash Manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940. The Cash Manager specializes in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues.

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

Market Sectors

Campbell & Company’s CMF Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products, precious and base metals, stock market indices, interest rates and foreign currencies detailed out below.

Commodities		Interest Rates		Equity Indices		Foreign Exchange1
Aluminum	London Gas Oil	Australian 90-Day Bill	Short Sterling	Amsterdam Exchange Index	S&P 500 Volatility Index	Australian Dollar2	Singapore Dollar
Coffee	NY Gasoline RBOB	Australian 3-Year Bond	Treasury Notes/2-Year	CAC 40 Stock Index	S&P Canada 60 Index	British Pound2	South African Rand
Copper	Natural Gas	Australian 10-Year Bond	Treasury Notes/5-Year	DAX	SPI 200 Index	Canadian Dollar2	Swedish Krona
Corn	Nickel	Euro-BOBL	Treasury Notes/10-Year	DJ Euro Stoxx 50		Czech Koruna	Swiss Franc2
Cotton	Silver	Euro-BUND	Treasury Notes/30-Year	FTSE Index		Euro2	Turkish Lira
Crude Oil	Soybean Meal	Canadian 90-Day Bill		Hang Seng Index		Hungarian Forint
Gold	Soybean Oil	Canadian 10-Year Bond		IBEX35 Stock Index		Israeli Shekel
Heating Oil	Soybeans	Euribor		MSCI Taiwan		Japanese Yen2
High Grade Copper	Sugar #11 (World)	Eurodollar		NASDAQ 100 Index		Mexican Peso
KC Hard Red-Winter Wheat	Wheat	Euro-Schatz		Nikkei		New Zealand Dollar
Live Cattle	Zinc	Japanese 10-Year Bond		OMX Stock Index		Norwegian Krone
London Brent Crude		Long Gilt		S&P 500 Index		Polish Zloty

1 Traded as forward contracts, not futures
2 Also may be traded as cross rates

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
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.75% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc and UBS AG	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers' charges, will equal approximately 0.80% of the Fund’s net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

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

The CFTC does not regulate forward contracts. Federal and state banking authorities also do not regulate forward trading or forward dealers. Trading in foreign currency f orward contracts may be less liquid and the Fund’s trading results may be adversely affected.

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

Item 1A.  Risk Factors.

General Investment Related Risks

There are certain general market conditions in which any given investment strategy is unlikely to be profitable.  Campbell & Company does not have any ability to control or predict such market conditions.  The Fund is subject to certain general risks relating to its investment strategies, including, but not limited to, the following:

Short Sales May Lead to Potentially Unlimited Losses.

The Fund may establish short positions in a number of investment instruments.  A futures trader that is obligated to make delivery is “short” the contract or has “sold” the contract.  A futures trader who establishes a short position in a futures contract would initially sell an interest at the current price and then would buy an interest at market price in order to offset such obligation.  The short futures trader hopes to sell high and buy low.  Short selling allows the short seller to profit from declines in market prices to the extent such declines exceed the transaction and any other related costs.  A short sale creates the risk of an unlimited loss, in that the price of the underlying commodity could theoretically increase without limit, thus increasing the cost of buying those futures to offset the short position.  There can be no assurance that the futures necessary to cover a short position will be available for “purchase”.  Establishing a long position in futures contracts to close out the short position can itself cause the price of the futures to rise further, thereby exacerbating the loss.  The use of leverage combined with short selling may increase the amount of losses that the Fund experiences.

Investing Globally Subjects the Fund to International Risks.

Issuers are generally subject to different accounting, auditing and financial reporting standards in different countries throughout the world.  The volume of trading, the volatility of prices and the liquidity of issuers may vary in the markets of different countries.  Hours of business, customs and access to these markets by outside investors may also vary.  In addition, the level of government supervision and regulation of the financial markets, securities and futures exchanges, securities dealers, futures commission merchants and listed and unlisted companies is different throughout the world.  There may also be a lack of adequate legal recourse for the redress of disputes and, in some countries, the pursuit of such disputes may be subject to a highly prejudiced legal system.

Different markets also have different clearance and settlement procedures.  Delays in settlement could result in temporary periods when a portion of the assets of the Fund are uninvested and no return is earned thereon.  The inability of the Fund to make intended investments due to settlement problems could cause the Fund to miss attractive investment opportunities.  The inability to dispose of portfolio instruments due to settlement problems could result either in losses due to subsequent declines in value of the portfolio instruments or, if the Fund has entered into a contract to sell the instrument, could result in possible liability to the purchaser.

The price of any foreign investment instrument and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time a position is established and the time it is liquidated, offset or exercised.

Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  In addition, the Fund may not have the same access to certain financial investment instruments on foreign exchanges as do local traders, and the historical market data on which Campbell & Company bases its strategies may not be as reliable or accessible as it is in the United States.  The rights of clients (such as the Fund) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

With respect to different countries, there is a possibility of expropriation or confiscatory taxation, imposition of withholding taxes on dividend or interest payments, limitations on the removal of funds or other assets, managed or manipulated exchange rates and other issues affecting currency conversion, political or social instability or diplomatic developments that could adversely affect investments in those countries.  The Fund may invest in instruments that may be domiciled in a country other than the country in whose currency the instrument is denominated.  The values and relative yields of such investments in the financial markets of different countries, and their associated risks, are expected to change independently of each other. These risks may be greater in emerging markets.

Exchange-Rate Risk.

The Fund may invest in international financial instruments such as securities of non-U.S. issuers or non-U.S. futures contracts, which are denominated in currencies other than the U.S. dollar.  Consequently, the Fund is subject to the exchange-rate risk of the dollar increasing or decreasing in value against the functional currency of such investments.

Changes in Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Fund to Liquidate Positions at Disadvantageous Prices

The Fund may utilize leverage and may depend on the availability of credit in order to finance its portfolio. There can be no assurance that the Fund will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Fund can apply essentially discretionary margin, haircut, financing, security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances disruptions or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Fund to liquidate all or part of its portfolio at disadvantageous prices.  From time to time, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.

The Fund’s Investments Could be Illiquid

Futures and forward positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The Fund may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Fund from banks, dealers and other counterparties is likely to be restricted in disrupted markets. For example, in 1994, 1998 and again from 2007-2009, there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions, thereby increasing the loss of the Fund from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Fund. Units should be owned only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

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

An Investment in the Fund May Not Diversify an Overall Portfolio

Historically, alternative investments such as managed futures funds have been generally lowly correlated to the performance of other asset classes such as stocks and bonds. Low correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts, on the one hand, and stocks or bonds, on the other hand. Low correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite.

Because of low correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain made in futures and forward trading, there is an equal and offsetting loss.

Non-correlated also does not mean that the Fund will not always move in the same direction as stocks and bonds.   There may be times when the Fund gains during the same periods when stock and bonds gain and there also may be times when the Fund loses during periods when stock and bonds lose.  If the Fund performs in a manner that is correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Fund may have no gains to offset your losses from other investments.

The Current Markets are Subject to Market Disruptions That May be Detrimental to Your Investment.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is potentially compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets and may result in substantial losses to the Fund. Market disruptions may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Fixed-Income Investments Risks

The value of fixed-income securities in which the Fund may invest will change in response to fluctuations in interest rates.  Except to the extent that values are independently affected by currency exchange rate fluctuations, when interest rates decline, the value of fixed-income securities generally can be expected to rise.  Conversely, when interest rates rise, the value of fixed-income securities generally can be expected to decline.  Investments in lower rated or unrated fixed-income securities, while generally providing greater opportunity for gain and income than investments in higher rated securities, usually entail greater risk (including the possibility of default or bankruptcy of the issuers of such securities).

Trading Risks

There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data

The trading systems used by Campbell & Company for the Fund are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures and forward prices. Such price movements may not develop; there have been periods in the past without such price movements.

The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

Increased Competition in Alternative Asset Investments

There has been a marked increase in the number of, and flow of capital into, investment vehicles established in order to implement alternative asset investment strategies, including the strategies to be implemented by the Fund.  While the precise effect cannot be determined, such an increase may result in greater competition for investment opportunities, or may result under certain circumstances in increased price volatility or decreased liquidity with respect to certain positions.  Prospective investors should understand that the Fund may compete with other investment vehicles, as well as investment and commercial banking firms, which may have substantially greater resources, in terms of financial resources and research staffs, than may be available to the Fund.

 Increase in Assets Under Management May Make Profitable Trading More Difficult

Campbell & Company believes that it is virtually impossible to define or quantify the capacity of a portfolio with any degree of certainty.  Campbell & Company has continued to introduce new strategies designed to deliver returns which have low correlation to returns from existing strategies.  Campbell & Company and its affiliates have not agreed to limit the amount of additional assets they may manage, and are actively engaged in raising assets for existing and new accounts.  However, Campbell & Company acknowledges that there may come a time when the combination of available markets and new strategies may not be sufficient for it to add new assets without detriment to diversification.  If this were to occur, Campbell & Company would expect its risk-adjusted returns to begin to degrade.  Should Campbell & Company  ever conclude that its ability to deliver attractive risk-adjusted returns has been unduly compromised by its growth in assets, it would not hesitate to restrict or halt the flow of new assets, and, if necessary, begin to repatriate market gains.

Should the amount of assets that Campbell & Company and its affiliates manage increase, it may be more difficult for them to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund, which could have a detrimental effect on your investment.  Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in certain trading program, reducing the range of markets in which trading opportunities may be pursued.  Campbell & Company reserves the right to make distributions of profits to Members in an effort to control asset growth.  In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts exceeds the compensation it receives from managing the Fund’s account.  Because records with respect to other accounts are not accessible to Investors, the Investors will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to Review the Fund’s Holdings on a Daily Basis

Campbell & Company makes the Fund’s trading decisions. While the Campbell & Company receives daily trade confirmations from the futures brokers and over-the-counter counterparties, the Fund’s trading results are reported to Investors monthly. Accordingly, an investment in the Fund does not offer Investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

Portfolio Turnover

The Fund may dispose of its investment instruments without regard to the length of time they have been held when such actions appear advisable based on the models included in its portfolio.  Since Campbell & Company trades the Fund’s investment instruments based on the models included in the portfolio, it is impossible to predict, with any degree of certainty, the portfolio turnover rate for the Fund.  A high portfolio turnover rate bears certain tax consequences and results in greater transaction costs, which are borne directly by the Fund.

Inadequate Models Could Negatively Affect the Fund’s Investment Portfolio

Campbell & Company’s trading is highly model driven, and is subject to possibly material flaws in the models.  As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model may become outdated or inaccurate, possibly without Campbell & Company recognizing that fact before losses are incurred.  In particular, the Fund may incur losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market.  The risk of loss to the Fund in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions.  In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving.

Even if the basic concepts of our models are sound, Campbell & Company may make errors in developing algorithms for integrating the numerous factors and variables into them or in programming the algorithms.  Those errors may cause the model to generate results different from those intended.  They may be difficult to detect in many market conditions, possibly influencing outcomes only in periods of stress or change in market conditions.

Campbell & Company anticipates the continued modification, enhancement and development of models.  Each new generation of models (including incremental improvements to current models) exposes the Fund to the possibility of unforeseen losses from a variety of factors, including conceptual failures and implementation failures.  There can be no assurance that the models used by Campbell & Company will be effective or that they will be effectively utilized by Campbell & Company.  Moreover, there can be no assurance that Campbell & Company will be able to continue to develop, maintain and update the models so as to effectively implement its trading strategy.

Reliance on the Campbell & Company’s Discretion and Trading Models

The Fund’s success depends on the ability of Campbell & Company to develop and employ proprietary models across debt instruments, futures-related interests and/or derivative instruments.

Campbell & Company can provide no assurance that its efforts or the proprietary trading models that it employs will be successful, that it will always recognize each situation in which the models’ signals should or should not be used, or that such use or non-use of such signals will increase the Fund’s profits or minimize its losses.  The discretionary authority of Campbell & Company may have a significant actual effect on the Fund’s performance (positive or negative).

Use of the models is unlikely to be successful unless the algorithms underlying the models are correct and remain correct in the future.  Because the algorithms are based on perceived relationships between changes in technical and quantitative variables and prices or other fundamental factors, they will likely be unsuccessful in generating profitable trading signals to the extent that such perceptions are inaccurate.

To the extent that the algorithms do not reflect certain factors that may influence prices of the underlying instruments, major losses may result.  For example (one of many possible examples, a number of which are unknown), a pending political event not accounted for in the algorithms of the models may be very likely to cause a major and adverse price movement, but the Fund might well continue to maintain positions that would incur major losses as a result of such movement because the models failed to reflect the pending political event.

The models may be more effective with certain underlying instruments than with others, or may not work at all with respect to certain instruments.  To the extent that the models generate signals for instruments for which it does not provide optimal analysis, diminished returns or increased losses may result.

The data used in developing the models may not reflect the changing dynamics of the markets.  An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once successful strategies becoming outdated.  Not all of these factors can be identified, much less quantified.

Campbell & Company continues to test and evaluate the models, as a result of which the models may be modified from time to time.  As a result of such periodic modifications, it is possible that the trading strategies used by Campbell & Company in the future may be different from the strategies presently in use, or that which were used in the past.  Any modification of the models will not be subject to any requirement that Members receive notice of the change or consent to it.  There can be no assurance as to the effects (positive or negative) of any modification on the Fund’s performance.  No assurance can be given that the trading strategy used or to be used by Campbell & Company will be successful under all or any market conditions.

Trend-Following Components of the Models

In the past, there have been periods without discernible trends in the markets in which the Fund trades and, presumably, such periods will continue to occur in the future.  Any factor which would lessen the prospect of major trends occurring in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that certain models utilized by Campbell & Company will be profitable in the future.  Moreover, any factor which would make it more difficult to execute trades at desired prices in accordance with the signals of the models (such as a significant lessening of liquidity in a particular market) would also be detrimental to profitability. Further, many advisers’ trading methods utilize similar analyses in making trading decisions.  Therefore, bunching of buy and sell orders can occur, which makes it more difficult for a position to be taken or liquidated.  No assurance can be given that the strategies utilized by Campbell & Company will be successful under all or any market conditions.

Market Factors May Adversely Influence the Models

Often, the most unprofitable market conditions for the Fund are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again.  In such conditions, Campbell & Company may, on the basis of its models, establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.  Overall market, industry or economic conditions, which neither the Fund nor Campbell & Company can predict or control, will have a material effect on performance.

Availability of Investment Opportunities

The business of identifying and structuring investments of the types contemplated by the Fund is specialized, and involves a high degree of uncertainty.  The availability of investment opportunities generally is subject to market conditions as well as, in some cases, the prevailing regulatory or political climate.  No assurance can be given that the Fund will be able to identify and complete attractive investments in the future or that it will be able to invest fully its subscriptions.  Similarly, identification of attractive investment opportunities by Campbell & Company is difficult and involves a high degree of uncertainty.  Even if attractive investment opportunities are identified by Campbell & Company, it may not be permitted to take advantage of the opportunity to the fullest extent desired.  Investment funds sponsored, managed or advised by Campbell & Company or its affiliates may seek investment opportunities similar to those the Fund may be seeking, and none of these parties has an obligation to offer any opportunities it may identify to the Fund.

Futures, Forwards and Swaps

Futures, Forwards and Swaps Trading Can be Highly Volatile.

Futures, forwards and other derivative prices are highly volatile and increase the amount of volatility in contrast to a direct investment in the underlying physical commodities or financial products.  Price movements of futures, forwards and other derivative contracts are influenced by such factors as: changes in overall market movements due to fluctuating supply and demand relationships; weather; government agricultural, trade, fiscal, monetary and exchange control programs and policies; and national and international political and economic events.  In addition, governments from time to time intervene in certain markets, particularly the currency and interest-rate markets.

Futures and Forwards Trading Involves Substantial Leverage.

The low margin deposits normally required in futures and forward contracts trading permit an extremely high degree of leverage; margin requirements for futures and forward contracts trading being in some cases as little as 2% of the face value of the contracts traded.  Accordingly, the Fund is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures or forward contract may result in immediate and substantial losses to the investor.  For example, if at the time of purchase, 10% of the price of the futures or forward contract is deposited as margin, a 10% decrease in the price of the futures or forward contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions.  The Fund’s ratio of margin to equity is typically 15% to 25%.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures and Forwards Trading May Be Illiquid.

Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.”  During a single trading day no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures interest prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  While daily limits reduce liquidity, they do not reduce ultimate losses, and may in fact substantially increase losses because they may prevent the liquidation of unfavorable positions.  There is no limitation on daily price moves in trading currency forward contracts.

In addition, the Fund may not be able to execute trades at favorable prices if little trading in the futures, forwards, swaps or other derivatives involved is taking place.  It also is possible that an exchange or the CFTC might suspend trading in a particular contract, order immediate liquidation and settlement of a particular futures interest, or order that trading in a particular futures interest be conducted for liquidation only.  Similarly, trading in options on a particular futures interest may become restricted if trading in the underlying futures contract has become restricted.  During periods in October 1987, for example, trading in certain stock index futures was too illiquid for markets to function efficiently and was at one point actually suspended.

Forwards Trading and its Counterparty, Regulatory and Related Risks.

The Fund may, but is not limited to, trading forward contracts in currencies.  A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at a specified date in the future at a specified price and, therefore, is similar to a futures contract.

Forward contracts are not traded on exchanges; rather, banks (e.g., major money center investment banks) and dealers act as principals in these over-the-counter markets.  The Fund faces the risk of non-performance by its counterparties to forward contracts and such non-performance may cause some or all of its gains to remain unrealized.

Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the “exchange based” markets.  This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Fund’s transactions with a single or small group of counterparties.  Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty.  However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy.  The ability of Campbell & Company and the Fund to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Fund.

The Fund may trade deliverable forward contracts in the inter-bank currency market.  Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets.  As a result of Dodd-Frank, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not take delivery).  Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.  There is currently no limitation on the daily price movements of forward contracts.  Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded.  The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit such forward trading to less than that which Campbell & Company would otherwise recommend, to the possible detriment of the Fund.

In addition, there is no limitation on the daily price movements of forward contracts.  Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. There have been periods during which certain banks or dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell.  The imposition of credit controls by governmental authorities might limit such forward trading to less than that which Campbell & Company and its affiliates would otherwise recommend, to the possible detriment of the Fund.

The Fund is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Fund to Lose All of Its Assets.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures, forward, swaps and other derivatives and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  Campbell & Company attempts to minimize potential market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio; however, these precautions may not be effective in limiting the risk of loss.

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In response to the recent financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Fund, Campbell & Company , and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

The “Volcker Rule” component of Dodd-Frank materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Fund from other talented portfolio managers trading in the Fund’s investment sector.

Speculative Position Limits

The CFTC and the United States commodities exchanges impose limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on United States commodities exchanges.  Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2012, the CFTC proposed a series of new speculative position limits with respect to futures and options on futures on so-called “exempt commodities” (which includes most energy and metals contracts) and with respect to agricultural commodities.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has again proposed a new set of speculative position rules which are not yet finalized (or effective).  If the CFTC is successful in this second proposal, the counterparties with which the Fund deals may further limit the size or duration of positions available to the Fund.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Fund could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  Dodd-Frank will ultimately mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses.  OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements.  OTC derivatives dealers typically demand the unilateral ability to increase the Fund’s collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums.  The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it.  OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank.  This has and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

With respect to cleared OTC derivatives, the Fund will not face a clearinghouse directly but rather through an OTC derivatives dealer that is registered with the CFTC or SEC to act as a clearing member.  The Fund may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse, triggered by a customer’s failure to meet its obligations to the clearing member.

The SEC and CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are expected to be subject to these rules starting in early to mid-2014.  It is not yet clear when the parallel SEC requirements will go into effect.  Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Fund decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

OTC derivatives dealers are now required to register with the CFTC and will ultimately be required to register with the SEC.  Dealers are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as market changes continue to be implemented.  The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

OTC derivatives dealers and major OTC derivatives market participants are now be required to register with the CFTC and will ultimately be required to register with the SEC.  Campbell & Company is registered as a Forex Firm and Swap Firm with the National Futures Association and could be required to register as a major swap participant for trading in the OTC derivatives markets.  Dealers and major Swap participants are subject to new minimum capital and margin requirement, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as regulatory changes continue to be implemented.  The overall impact of Dodd-Frank on Campbell & Company remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Although Dodd-Frank requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain derivatives that may be traded by the Fund may remain principal-to-principal or OTC contracts between the Fund and third parties entered into privately.  The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Dodd-Frank is fully implemented, a process that may take several years.  To the extent not mitigated by implementation of the Dodd-Frank, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Institutions, such as brokerage firms, banks and broker-dealers, generally have custody of the Fund’s portfolio assets and may hold such assets in “street name.”  The Fund is subject to the risk that these firms and other brokers, counterparties, clearinghouses or exchanges with which the Fund deals may default on their obligations to the Fund.  Any default by any of such parties could result in material losses to the Fund.  Bankruptcy or fraud at one of these institutions could also impair the operational capabilities or the capital position of the Fund.  In addition, securities and other assets deposited with custodians or brokers may not be clearly identified as being assets of the Fund, causing the Fund to be exposed to a credit risk with regard to such parties.  The Fund generally will only be an unsecured creditor of its trading counterparties in the event of bankruptcy or administration of such counterparties.  In some jurisdictions, the Fund may also only be an unsecured creditor of its brokers in the event of bankruptcy or administration of such brokers.  The Fund attempts to limit its brokerage and custody transactions to well capitalized and established banks and brokerage firms in an effort to mitigate such risks, but the collapse in 2008 of the seemingly well capitalized and established Bear Stearns and Lehman Brothers demonstrates the limits on the effectiveness of this approach in avoiding counterparty losses.

The Fund may effect transactions in “over-the-counter” or “interdealer” markets.  The participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of “exchange-based” markets.  This exposes the Fund to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Fund has concentrated its transactions with a single or small group of counterparties.  The Fund is not restricted from dealing with any particular counterparty or in the size of the exposure which the Fund may provide to a given counterparty.  The inability to make complete and “foolproof” evaluations of the financial capabilities of the Fund’s counterparties and the absence of a regulated market to facilitate settlement increases the risk to the Fund.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives market by requiring exchange clearing of derivatives trades, not all of the Fund’s trades will be subject to the clearing requirements once they generally become effective, either because the trades are grandfathered or because they are bespoke.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

Swap Agreements

Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular “notional amount.”  Depending on their structure, swaps may increase or decrease the Fund’s exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Fund’s portfolio.

These hedging techniques using swaps involve one or more of the following risks:  (i) imperfect correlation between the performance and value of the instrument and the value of the Fund securities or other objective of Campbell & Company ; (ii) possible lack of a secondary market for closing out a position in such instrument; (iii) losses resulting from interest rate, spread or other market movements not anticipated by Campbell & Company ; (iv) the possible obligation to meet additional margin or other payment requirements, all of which could worsen the Fund’s position; and (v) default or refusal to perform on the part of the counterparty with which the Fund trades.  Furthermore, to the extent that any hedging strategy involves the use of over-the-counter swap transactions, such a strategy would be affected by implementation of the various regulations adopted pursuant to Dodd-Frank.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Fund

Considerable regulatory attention has been focused on non-traditional investment pools.  Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the “hedge fund” industry in general.  Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions.  It is impossible to predict what, if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future.  Any such regulation could have a material adverse impact on the profit potential of the Fund or the ability of the Fund to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Members.

The Fund, in particular, is dependent upon the use of leverage in implementing its investment strategy across the markets and instruments described herein.  Any regulatory limitations may have a materially adverse impact on the Fund. The futures markets are subject to comprehensive statutes, regulations and margin requirements.  In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Daily Price Fluctuation Limits Imposed by Futures Exchanges May Alter Trading Decisions for the Fund

Most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit.  Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading.  If prices were to approach the level of the daily limits, these limits could cause a modification of Campbell & Company’s trading decisions for the Fund or force the liquidation of certain futures positions.  Either of these actions may not be in the best interest of the investors.  From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases, it is possible that Campbell & Company, as trading manager, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Membership in a Swap Execution Facility

In an effort to facilitate the investment strategies employed by the Campbell & Company on behalf of the Fund, the Fund and/or Campbell & Company may become members of exchanges and/or swap execution facilities (“SEFs”).  Such membership may subject the Fund and/or Campbell & Company to a wide range of regulation and other obligations, together with associated costs.  Like any other self-regulatory organization, SEFs are expected to regularly revise and interpret their rules, and such revisions and interpretations could adversely impact the Fund.  Even if the Fund opts not to trade on a SEF directly but instead through a broker, such trading may nevertheless require the Fund to consent to the SEF’s jurisdiction as a self-regulatory organization and to be subject to the SEF’s rulebook, which could adversely impact the Fund.

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

All performance information included in this Memorandum is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

Tax Could be Due from Investors on Their Share of the Fund’s Ordinary Income Despite Overall Losses

Investors may be required to pay tax on their allocable share of the Fund’s ordinary income, which in the case of the Fund is the Fund’s interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Fund incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

There Could be a Limit on the Deductibility of Management and Performance Fees

Although the Fund treats the management and performance fees paid to Campbell & Company as ordinary and necessary business expenses, upon an IRS audit, the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the Investor’s share of expenses were deemed to be investment advisory fees, an Investor’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the management fees were so treated, an Investor’s tax liability would likely increase.

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change

The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward trading, “bid-ask” spreads are incorporated into the pricing of forward contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant.

The Fund’s Service Providers Could Fail

The institutions with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcies, the Fund could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures brokers as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures broker has been the subject of regulatory and private causes of action, as described under “The Futures Broker.”

Although the Campbell & Company regularly monitors the financial condition of the counterparties it uses, if the Fund’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Fund’s assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

The Fund Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Fund

Investors are not entitled to participate in the management of the Fund or the conduct of its business. Rather, the Fund is wholly dependent upon the services of the general partner. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the general partner’s principals could have a material and adverse effect on the general partner's ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.

The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

Campbell & Company may withdraw from the Fund upon 90 days’ notice, which would cause the Fund to terminate. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund. A transferee shall not become a substituted Investors without the written consent of the General Partner. See “Appendix A – Amended and Restated Declaration of Fund and Fund Agreement.”

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974

Campbell & Company anticipates that the underlying assets of the Fund may be considered for purposes of Title I of the Employee Retirement Income Security Act, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), to be assets of certain employee benefit plans and other Plans that purchase Units. Under such circumstances, the investments of the Fund and the activities of Campbell & Company will be subject to and, in certain cases, limited by, ERISA and the Code. Accordingly, all investors should carefully read “Investment by Employee Benefit Plans” in Part Two of this Memorandum.

When considering an investment in the Fund of the assets of an employment benefit plan subject to Title I of ERISA, a fiduciary with respect to such plan should consider, among other things: (i) the definition of “Plan assets” under section 3(42) of ERISA and the regulations issued by the Department of Labor (“DOL”) regarding the definition of Plan assets; (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1) of ERISA; (iii) whether the investment satisfies the prudence requirements of Section 404(a)(1) of ERISA; and (iv) that there will be no secondary market in which such fiduciary can sell or otherwise dispose of the Units.

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

The Performance Fee Could Be an Incentive to Make Riskier Investments

Campbell & Company employs a speculative strategy for the Fund, and receives performance fees based on the trading profits earned by it for the Fund. Campbell & Company would not agree to manage the Fund’s account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Fund’s assets were managed by Campbell & Company that did not require performance-based compensation.

The Fund May Distribute Profits to Investors at Inopportune Times

Campbell & Company reserves the right to make distributions of profits of the Fund to the Investors at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Investors will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the Investors.

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

Campbell & Company has a conflict of interest because it acts as General Partner and sole trading advisor for the Fund. Since Campbell & Company acts as both trading advisor and General Partnerfor the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a management fee of up to 4% (of which 2% is retained) and a 20% performance fee. Campbell & Company, as General Partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests. Other conflicts are also present in the operation of the Fund. See “Conflicts of Interest.”

The Value Of The Shares Will Be Adversely Affected If The Fund is Required To Make Indemnification Payments.

Under the Fund’s constituent document and pursuant to the service contracts, Campbell & Company and the service providers have the right to be indemnified for any liability or expense they incur, assuming that they have satisfied their standard of care and have not materially breached the applicable agreement(s).  That means an indemnitee may require the assets of the Fund to be sold in order to cover losses or liability suffered by it with respect to the Fund.  Any sale of that kind would reduce the value of the Shares of the Fund.

Reliance on Corporate Management and Financial Reporting

Certain of the strategies which may be implemented on behalf of the Fund rely on the financial information made available by the issuers in which the Fund invests. Campbell & Company has no ability to independently verify the financial information disseminated by the thousands of issuers in which the Fund may invest and is dependent upon the integrity of both the management of these issuers and the financial reporting process in general. Recent events have demonstrated the material losses which investors such as the Fund can incur as a result of corporate mismanagement, fraud and accounting irregularities.

The Fund’s Fees and Expenses

The Fund is required to make substantial profits in order to avoid depletion or exhaustion of its assets from fees and expenses. In addition, the Performance Fee paid to Campbell & Company by the Fund is based on both realized and unrealized gains and losses as of the end of the applicable period. Consequently, Performance Fees could be paid on unrealized gains that may never be realized by the Fund.

Compulsory Redemption of Units

Campbell & Company has the right to redeem all or any portion of the Units of any Investor, for any reason or no reason, upon not less than ten (10) days’ prior written notice to the Investor; provided, however, that the Fund may require a redemption of all or any portion of any Investor’s Units as of any date without providing any prior notice to avoid causing the assets of the Fund to be “plan assets” within the meaning of ERISA or Section 4975 of the Code. Amounts so redeemed will be calculated and paid as provided above for voluntary redemptions.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2013, there were 13,078 Limited Partners in the Registrant and 277,353.249 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total Assets	$727,627	$797,867	$960,593	$1,450,843	$1,858,856
Total Partners’ Capital	710,325	778,039	935,207	1,417,846	1,708,492
Total Net Trading Gain (Loss) (includes brokerage commissions)	113,936	57,127	(8,624)	208,247	(56,051)
Net Income (Loss)	60,888	(2,809)	(93,503)	109,314	(199,877)
Net Income (Loss) Per General and Limited Partner Unit *	200.29	(7.87)	(190.91)	175.36	(240.77)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	178.78	(29.88)	(198.69)	216.49	(235.52)
Weighted Average Number of Units Outstanding	304,003.690	357,029.398	489,767.202	623,359.922	830,160.793

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2013 and 2012.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2013	2013	2013	2013
Total Net Trading Gain (Loss) (includes brokerage commissions)	$51,665	$47,140	$(16,719)	$31,850
Net Income (Loss)	38,200	32,888	(29,559)	19,359
Net Income (Loss) per General and Limited Partner Unit *	118.64	106.74	(98.92)	67.43
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	115.57	100.63	(101.15)	63.73
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,497.87	2,598.50	2,497.35	2,561.08
Weighted Number of Units Per Period	321,979.333	308,110.764	298,819.052	287,105.613

*	-	Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2012	2012	2012	2012
Total Net Trading Gain (Loss) (includes brokerage commissions)	$39,292	$12,178	$40,276	$(34,619)
Net Income (Loss)	23,151	(3,286)	25,150	(47,824)
Net Income (Loss) per General and Limited Partner Unit *	60.85	(9.09)	72.09	(141.84)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	56.03	(13.78)	68.51	(140.64)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,468.21	2,454.43	2,522.94	2,382.30
Weighted Number of Units Per Period	380,436.518	361,658.799	348,850.191	337,172.088

*	-	Based on weighted average number of units outstanding during the period.

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

The Fund maintains 60-75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Fund is adjusted and positions in the instruments the Fund trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

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

Approximately 15% to 25% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 15% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 60% to 75% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for the years ended December 31, 2013, 2012, and 2011 were 7.50%, (1.24)%, and (7.61)%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2013, 2012 and 2011, the Fund accrued brokerage fees in the amounts of $54,768,729, $62,173,181, and $87,233,861, respectively, and paid brokerage fees in the amounts of $55,177,236, $63,123,144, and $90,074,141, respectively. No performance fees were accrued or paid during the years ended December 31, 2013, 2012 and 2011.

2013 (For the Year Ended December 31)

Of the 7.50% return for the year, approximately 15.47% was due to trading gains (before commissions) and approximately 0.41% was due to investment income, offset by approximately (8.38)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 15.47% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.74%
Currencies	1.74
Interest Rates	(4.30)
Stock Indices	14.29
15.47%

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

The Fund’s strategies profited in three of four major sectors traded in March, with the majority of gains coming from commodities. Major economic drivers included Chinese and Japanese political developments, positive economic data in the U.S., and the bank bailout situation in Cyprus. Trend following strategies contributed over 2% to the Fund, while other non-trend strategies detracted from performance. Gains in commodities were led by short positions in copper and aluminum as these industrial metals fell sharply during the month. Copper was pressured by new property tightening measures in China aimed at reining in overheated housing markets. Aluminum fell on reports that production climbed 2.4% in February. Soft commodities and energies also added to profits as supply and weather data moved markets in the direction of the Fund’s positions. Equity indices, specifically long positioning in the United States and Japan, also added to monthly gains. A sharp uptick in U.S. non-farm payrolls and a downtick in the unemployment rate, followed by data indicating a steadily improving U.S. housing market helped push index levels higher. Japanese stocks rose for a seventh straight month, gaining over 7%, as Prime Minister Abe’s efforts to end deflation began with his appointment of Haruhiko Kuroda to lead the Bank of Japan (BOJ). Positioning in foreign exchange contributed small gains to the Fund. The most profitable trade continues to be short Japanese Yen, with the new BOJ Governor stating he will do “whatever it takes” to achieve his goal of a 2% inflation target within two years. Interest rates was the only sector to detract from positive performance during the month. The Fund’s trend following strategies made money in the sector, however, non-trend strategies more than offset those gains and led to losses primarily driven by long-term instruments. Price action varied widely across global interest rate markets, creating a difficult trading environment for some strategies

The Fund gained in both trend following and non-trend following strategies in April, with gains coming from all sectors traded. Major moves in metals and long-dated interest rate markets led gains, each adding over 3% to the Fund. Slow global growth, disappointing economic data, low or stable inflation rates, and continued quantitative easing pushed rates lower and equity markets higher across major markets, extending or establishing trends and other alpha opportunities. Commodity markets recorded the best gains for the Fund, led by precious metals, base metals, and energies. Short positioning in precious metals benefitted from a sharp decline in prices. The weakness in gold can be attributed to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related exchange traded products, and signs of slower global economic growth, especially in China. The Fund began April short precious metals, posting the majority of gains on April 12 & 15 when the sector significantly declined, at which point the Fund began to take profits and reduce its positions. Long positions on long-dated interest rate markets in the U.S., Canada, and Australia were also profitable during April. Disappointing economic data, stable inflation, falling commodity prices, and dovish stimulus policy in Canada pushed fixed income prices higher. This particularly impacted the long-dated rate contracts, as they are more sensitive to the interest rate movements than the short-dated rates. Stock index positions added further gains during the month, with long positioning in Japan, Australia, and the U.S. leading the way. Japanese and Australian markets moved higher on continued central bank easing while U.S. markets bounced around throughout the month but finished higher, hitting record highs in the S&P 500 and Dow Jones Industrial Average. The foreign exchange sector added small gains during the month. Trend-following strategies lost money in the sector, but non-trend strategies more than offset those losses. By market, the Japanese Yen and New Zealand Dollar versus the U.S. Dollar were the most profitable trades in April.

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

The Fund's losses continued in September.  Gains from stock indexes were more than offset by losses from commodity, foreign exchange, and interest rate holdings.  Commodities produced the largest losses on the month, led by long energy and short industrial metal positions.  A calming of tensions between the US and Syria caused a sell-off in energy markets, reversing the gains seen during August.  Industrial metals gained on the election of a pro-business Prime Minister in Australia and amid some better Chinese economic data.  The non-trend following strategies were long gold, which produced some offsetting gains on the US Fed’s surprise decision to delay a tapering of its monthly QE program.  Foreign exchange positions produced losses as well.  The US dollar was broadly weaker versus most other G10 currencies during September with the US Dollar Index hitting a seven-month low.  The largest losses for the Fund were found in short Canadian and Australian dollar positions.  The Fed’s surprising decision to delay tapering its $85 billion monthly asset purchase program sparked a sharp rally in these currencies versus the US dollar.  Some offsetting gains were found from long positioning on the British pound and Swiss franc versus the dollar.  Interest rate positions, primarily short holdings on the short-end of the curve, produced additional portfolio losses.  The Fed’s surprise decision to delay QE tapering, some pockets of softer global economic data including a weaker than expected US employment report, and reports of a US government partial shutdown near month-end all helped to push fixed income instruments higher during September.  Long stock index holdings produced the only sector gains for the Fund during the month.  A peaceful resolution of the US/Syrian crisis, renewed confidence that Janet Yellen would be nominated to be the next head of the US Federal Reserve, and the Fed’s decision to fully maintain QE helped most global stock markets to post solid gains.  Profits were capped by late month concerns about a showdown in Washington over government spending that ultimately resulted in a partial shutdown of the US government.

The Fund had positive performance in October.  Losses from foreign exchange and commodity positions were more than offset by profits from stock index and interest rate holdings.  The strongest Fund gains for October came from long positioning in global stock indexes, driven by both trend and non-trend strategies.  News during the month was dominated by the US government shutdown which resulted after Congress failed to pass legislation to fund operations.  Global stocks initially sold-off as Washington dysfunction put the country on a potential path to default.  In addition, many government-supplied economic reports were cancelled, leaving global investors with limited visibility into the health of the US economy.  However, stocks turned higher as expectations for a funding deal grew and when an agreement was announced near mid-month, stocks charged even higher.  Interest rate positions, namely from long-dated holdings, also added to monthly profits, although non-trend strategies limited gains.  Global fixed income instruments generally moved higher after the US government reopened and default concerns subsided.  Both fixed income and stock investors embraced the idea that any reduction in US Federal Reserve QE would be delayed into 2014 due to the economic drag the government closure created for growth.  Foreign exchange holdings produced losses as various long positions against the US dollar declined.  A long position in the Canadian dollar was among the worst performing holdings after the Bank of Canada dropped its tightening bias after they downgraded their economic assessment and pointed to downside risks to inflation.  Commodity holdings produced losses primarily from non-trend strategies.  The worst performing sub-sector was energy where a short position in natural gas early in the month was hurt by cooler temperatures.  The strategies then flipped to long and were hurt when inventories grew more than expected.  Industrial metals also produced losses due to a choppy trading environment.  The largest gains came from the grains and softs where short positions in wheat and coffee profited from abundant supplies.

The Fund's positive performance continued through November.  Profits from stock index, commodity, and foreign exchange positions were only slightly offset by losses from interest rate holdings.  The strongest gains for November came from long positioning in global stock indexes driven by trend following strategies.  Stocks continued their strong year-to-date run during the month as additional easing by global central banks, namely the ECB early in the month, and generally better than expected economic data kept a tailwind behind stocks.  Japan showed some of the strongest gains rising over 9% as the yen weakened, benefitting their export-driven economy.  A solid rise in US and German stocks also benefitted the Fund.  Commodity holdings also produced profits, primarily from non-trend strategies.  The best performing sub-sector was grains where a long position in soybeans was helped by strong export sales and frost-damaged crops.  Short positions in wheat and corn benefitted from an improving outlook for both US and Chinese production and a bearish US government crop report early in the month.  Short positions in precious and industrial metals also contributed to gains.  Less dovish FOMC minutes helped revive QE taper fears which pushed the metals lower.  Soft commodities and meats produced some small offsetting losses.  Foreign exchange holdings produced small gains.  A short position on the Japanese yen versus the US dollar benefitted as the yen weakened steadily throughout the month with some weaker Japanese economic data and renewed US QE taper fears to blame.  The worst performing foreign exchange position was a long holding on the euro versus the US dollar which suffered when the ECB surprised markets with an interest rate cut.  Interest rate positions, namely from long-dated holdings within the non-trend strategies, produced losses for the Fund during November.  A choppy global trading environment for interest rate instruments proved difficult for the strategies to profitably trade.

The Fund had a net loss in December.  Profits from stock index and foreign exchange positions were more than offset by losses from commodity and interest rate holdings.  The largest losses for December came from positioning in global interest rates driven by trend following strategies.  Losses were seen in both short-dated and long-dated instruments.  Anticipation that the US Federal Reserve would begin tapering its QE program came to fruition around mid-month causing interest rates to generally rise throughout December.  Losses were greatest in short-dated instruments where the portfolio had long positioning which suffered from improving economic data and the beginning of the Fed’s QE taper.  Commodity holdings also produced some losses, primarily from non-trend strategies.  The worst performing sub-sector was industrial metals where short positioning suffered as a rally, sparked by increasing optimism over growth in China and the US, boosted metal prices.  Some offsetting gains came from short precious metal holdings which continued to trend lower amid the Fed’s move to begin exiting its loose money policy.  Wheat produced the largest gains within the grains as weaker than expected export demand and ample global supplies pushed the commodity to a 20-month low.  Foreign exchange holdings produced gains.  The largest gains came from short positions on the Japanese yen and the Australian dollar versus the US dollar.  The Fed’s decision to begin tapering linked with ongoing easy money policies in Japan pushed USDJPY to new multi-year highs.  The Australian dollar fell almost 2% versus the US dollar.  Long stock index positions produced the largest gains during December primarily driven by trend following strategies.  Global stocks generally sold off in the first half of the month as investors were anxious ahead of the Fed’s QE taper decision.  Stocks rallied sharply post the Fed’s taper announcement as investors digested the news and found themselves underinvested in an improving economic landscape.  Stocks moved to new highs helping to fuel gains in the sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2013, 2012 and 2011 and the trading gains/losses by market category for the years then ended.

	December 31, 2013
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.98%	3.74%
Currencies	0.67%	1.74%
Interest Rates	0.32%	(4.30)%
Stock Indices	1.07%	14.29%

Aggregate/Total	1.51%	15.47%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the 7.50% return for the year, approximately 15.47% was due to trading gains (before commissions) and approximately 0.41% was due to investment income, offset by approximately (8.38)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, Singapore, Spain, Taiwan, Netherlands and Sweden. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2013.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 53 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Management’s Annual Report on Internal Control over Financial Reporting

Campbell & Company, Inc. (“Campbell & Company”), the general partner of the Fund is responsible for the management of the Fund. Management of Campbell & Company (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Fund’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s transactions are being made only in accordance with authorizations of Management and;

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of the fiscal quarter ended December 31, 2013. The Management noted no changes to the Fund's internal control over financial reporting that materially affected the Funds's internal control over financial reporting. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Fund’s internal control over financial reporting was effective.

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

John R. Radle, born in 1967, joined Campbell & Company in June 2005 and was appointed Director of Trading in October 2012 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, a SEC registered investment adviser, in June 2013. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010 and Manager - Equity & Rule-Based Execution from December 2010 to October 2012. Mr. Radle is a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Prior to joining Campbell, Mr. Radle worked as a position trader/market-maker for Wachovia Securities from 2003 to 2005 and he held the same role at Deutsche Bank Alex Brown from 1994 through 2003. Mr. Radle started his trading career on the buy-side in 1989 at mutual fund manager American Capital where he traded equities, options, and convertible bonds. Mr. Radle holds a BBA in Finance from Texas Christian University in Fort Worth, TX. He also holds an MBA from Johns Hopkins University in Baltimore, MD. Mr. Radle became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 6, 2013. Mr. Radle became registered as a NFA Associated Member and Associated Person effective November 5, 2007.

Darvin N. Sterner, born in 1971, joined Campbell & Company in 1999 and was appointed Director of Private Wealth Distribution in May 2013 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, a SEC registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company’s private wealth sales distribution. Since March 2007, Mr. Sterner has served as Vice President - National Sales Manager. He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associated Member and Associated Person effective April 16, 2002 and May 17, 2002, respectively.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the “audit committee expert" because no member of the Audit Committee (“Committee”) individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2013, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)
Security Ownership of Management. As of December 31, 2013, Campbell & Company owned 1,106.508 Units of General Partnership Interest having a value of $2,833,856. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Amount and Nature
	Name of Beneficial	of Beneficial
Title of Class	Owner	Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, Inc.	1,106.508 Units	0.40% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2013 and 2012 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2013 and 2012 were $178,750 and $180,375, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	See Financial Statements beginning on page 53 hereof.

	(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2013 and 2012, (ii) Statements of Financial Condition December 31, 2013 and 2012, (iii) Statements of Operations For the Years Ended December 31, 2013, 2012 and 2011, (iv) Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2013, 2012 and 2011, (vi) Financial Highlights For the Years Ended December 31, 2013, 2012 and 2011, (vii) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2014.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
By:	CAMPBELL & COMPANY, INC. General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., General Partner of the Registrant, indicated on April 1, 2014.

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
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2013

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES

Report of Independent Registered Public Accounting Firm	55

Financial Statements

Condensed Schedules of Investments December 31, 2013 and 2012	56 - 59

Statements of Financial Condition December 31, 2013 and 2012	60

Statements of Operations For the Years Ended December 31, 2013, 2012 and 2011	61

Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011	62

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2013, 2012 and 2011	63

Financial Highlights For the Years Ended December 31, 2013, 2012 and 2011	64

Notes to Financial Statements	65 - 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Strategic Allocation Fund, L.P.:

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2013 and 2012, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 25, 2014

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$21,053,508	2.96%
	(cost $21,000,000)

	Commercial Paper
	Cayman Islands
	Energy	18,589,411	2.62%
	(cost $18,588,544)
	United States
	Consumer Discretionary	14,999,763	2.11%
	Consumer Staples	14,999,447	2.11%
	Energy	74,261,729	10.46%
	Financials	39,991,100	5.63%
	Materials	19,994,490	2.82%
	Utilities	13,947,852	1.96%
	Total United States (cost $178,180,404)	178,194,381	25.09%
	Total Commercial Paper (cost $196,768,948)	196,783,792	27.71%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,047,500	2.82%
	United States
	Communications	21,302,694	3.00%
	Consumer Discretionary	29,215,372	4.11%
	Financials	161,885,555	22.79%
	Health Care	7,302,511	1.03%
	Total United States (cost $219,405,453)	219,706,132	30.93%
	Total Corporate Bonds (cost $239,405,453)	239,753,632	33.75%

	Government And Agency Obligations
	Multi National
	Multi National Agency (cost $30,750,000)	30,746,925	4.33%
	United States
$124,800,000	U.S. Treasury Bills U.S. Treasury Bills * Due 01/02/2014	124,799,973	17.57%
$49,100,000	U.S. Treasury Bills * Due 01/09/2014	49,099,810	6.91%
$6,500,000	U.S. Treasury Bills * Due 02/27/2014	6,499,734	0.92%
	Total United States (cost $180,399,517)	180,399,517	25.40%
	Total Government And Agency Obligations (cost $211,149,517)	211,146,442	29.73%

	Total Fixed Income Securities ** (cost $668,323,918)	$668,737,374	94.15%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$523	0.00%
	(cost $523)
	Total Short Term Investments (cost $523)	$523	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(705,908)	(0.10)%
Energy	(1,362,566)	(0.19)%
Metals	54,589	0.01%
Stock indices	16,433,730	2.31%
Short-term interest rates	(2,327,528)	(0.33)%
Long-term interest rates	(145,865)	(0.02)%
Net unrealized gain (loss) on long futures contracts	11,946,452	1.68%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,764,321	0.39%
Energy	43,930	0.01%
Metals	(1,055,846)	(0.15)%
Stock indices	(6,955)	0.00%
Short-term interest rates	788,320	0.11%
Long-term interest rates	1,398,437	0.20%
Net unrealized gain (loss) on short futures contracts	3,932,207	0.56%

Net unrealized gain (loss) on open futures contracts	$15,878,659	2.24%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,868,780)	(0.40)%
Various short forward currency contracts	6,482,607	0.91%
Net unrealized gain (loss) on open forward currency contracts	$3,613,827	0.51%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $124,799,973 deposited with the futures brokers and $55,599,544 deposited with the interbank market makers.

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
See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(747,467)	(0.09)%
Energy	641,506	0.08%
Metals	(554,132)	(0.07)%
Stock indices	3,205,040	0.41%
Short-term interest rates	(132,002)	(0.02)%
Long-term interest rates	2,619,151	0.34%
Net unrealized gain (loss) on long futures contracts	5,032,096	0.65%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,739,094	0.22%
Energy	(715,370)	(0.09)%
Metals	1,628,259	0.21%
Stock indices	(219,170)	(0.03)%
Short-term interest rates	(11,859)	0.00%
Long-term interest rates	(1,295,444)	(0.17)%
Net unrealized gain (loss) on short futures contracts	1,125,510	0.14%

Net unrealized gain (loss) on open futures contracts	$6,157,606	0.79%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,561,398	0.46%
Various short forward currency contracts	12,744,432	1.64%
Net unrealized gain (loss) on open forward currency contracts	$16,305,830	2.10%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $149,989,109 deposited with the futures brokers and $48,496,330 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Equity in futures broker trading accounts
Cash	$38,252,871	$18,486,160
Fixed income securities (cost $124,799,973 and $149,989,109, respectively)	124,799,973	149,989,109
Net unrealized gain (loss) on open futures contracts	15,878,659	6,157,606
Total equity in futures broker trading accounts	178,931,503	174,632,875

Cash and cash equivalents	158,320	17,612,613
Short term investments (cost $523 and $16,700,593, respectively)	523	16,700,593
Fixed income securities (cost $543,523,945 and $571,605,673, respectively)	543,937,401	571,876,978
Net unrealized gain (loss) on open forward currency contracts	3,613,827	16,305,830
Interest receivable	984,975	738,170
Total assets	$727,626,549	$797,867,059

LIABILITIES
Accounts payable	$393,695	$481,491
Brokerage fee	4,239,893	4,648,400
Accrued commissions and other trading fees on open contracts	128,320	126,347
Offering costs payable	265,023	390,589
Redemptions payable	12,274,381	14,181,122
Total liabilities	17,301,312	19,827,949

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 1,106.508 and 2,324.048 redeemable units outstanding at December 31, 2013 and December 31, 2012, respectively	2,833,856	5,536,580
Limited Partners - 276,246.741 and 324,267.724 redeemable units outstanding at December 31, 2013 and December 31, 2012, respectively	707,491,381	772,502,530
Total partners' capital (Net Asset Value)	710,325,237	778,039,110

Total liabilities and partners' capital (Net Asset Value)	$727,626,549	$797,867,059

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$95,689,835	$60,058,452	$46,543,305
Change in unrealized	9,721,053	(9,548,536)	(2,644,136)
Brokerage commissions	(5,331,902)	(4,099,294)	(4,083,980)
Net gain (loss) from futures trading	100,078,986	46,410,622	39,815,189

Forward currency and options on forward
currency trading gains (losses)
Realized	26,813,492	15,495,335	(46,774,097)
Change in unrealized	(12,692,003)	(4,504,743)	(1,181,031)
Brokerage commissions	(264,490)	(273,764)	(484,229)
Net gain (loss) from forward currency and options on forward currency trading	13,856,999	10,716,828	(48,439,357)

Total net trading gain (loss)	113,935,985	57,127,450	(8,624,168)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,885,191	3,676,598	4,449,073
Realized gain (loss) on fixed income securities	128,420	69,747	23,515
Change in unrealized gain (loss) on fixed income securities	142,151	156,402	(137,626)
Total investment income	3,155,762	3,902,747	4,334,962

Expenses
Brokerage fee	54,768,729	62,173,181	87,233,861
Operating expenses	1,435,067	1,666,407	1,980,103

Total expenses	56,203,796	63,839,588	89,213,964

Net investment income (loss)	(53,048,034)	(59,936,841)	(84,879,002)

NET INCOME (LOSS)	$60,887,951	$(2,809,391)	$(93,503,170)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$200.29	$(7.87)	$(190.91)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$178.78	$(29.88)	$(198.69)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	304,003.690	357,029.398	489,767.202

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$60,887,951	$(2,809,391)	$(93,503,170)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income	2,828,799	13,896,877	3,962,793
(Increase) decrease in restricted cash	0	44,204,325	(39,880,274)
(Increase) decrease in option premiums paid	0	0	4,537,333
Increase (decrease) in option premiums received	0	0	(988,402)
(Increase) decrease in interest receivable	(246,805)	229,927	1,477,168
Increase (decrease) in accounts payable and accrued expenses	(494,330)	(971,355)	(3,137,866)
Purchases of investments	(16,782,367,654)	(32,449,847,326)	(46,506,315,083)
Sales/maturities of investments	16,852,338,588	32,527,167,508	46,714,835,659

Net cash from (for) operating activities	132,946,549	131,870,565	80,988,158

Cash flows from (for) financing activities
Redemption of units	(127,827,501)	(155,717,981)	(387,363,659)
Offering costs paid	(2,806,630)	(3,227,571)	(3,360,412)
Net cash from (for) financing activities	(130,634,131)	(158,945,552)	(390,724,071)

Net increase (decrease) in cash and cash equivalents	2,312,418	(27,074,987)	(309,735,913)

Unrestricted cash
Beginning of year	36,098,773	63,173,760	372,909,673

End of year	$38,411,191	$36,098,773	$63,173,760

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	38,252,871	18,486,160	61,256,582
Cash and cash equivalents	158,320	17,612,613	1,917,178

Total end of year cash and cash equivalents	$38,411,191	$36,098,773	$63,173,760

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2010	6,602.933	$17,239,400	536,451.595	$1,400,606,228	543,054.528	$1,417,845,628

Net income (loss)		(762,638)		(92,740,532)		(93,503,170)
Redemptions	(2,272.331)	(6,000,000)	(153,079.527)	(379,936,993)	(155,351.858)	(385,936,993)
Offering costs		(30,570)		(3,167,455)		(3,198,025)
Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss)		90,594		(2,899,985)		(2,809,391)
Transfers in	10.877	25,912	0.000	0	10.877	25,912
Transfers out	0.000	0	(10.877)	(25,912)	(10.877)	(25,912)
Redemptions	(2,017.431)	(5,003,273)	(59,093.467)	(145,982,300)	(61,110.898)	(150,985,573)
Offering costs		(22,845)		(3,350,521)		(3,373,366)
Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss)		513,977		60,373,974		60,887,951
Redemptions	(1,217.540)	(3,200,000)	(48,020.983)	(122,720,760)	(49,238.523)	(125,920,760)
Offering costs		(16,701)		(2,664,363)		(2,681,064)
Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net Asset Value per General and Limited Partner Unit
December 31, 2013	December 31, 2012	December 31, 2011

$2,561.08	$2,382.30	$2,412.18

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	2013	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,382.30	$2,412.18	$2,610.87

Income (loss) from operations:
Total net trading gains (losses) (1)	362.10	147.45	(18.86)
Net investment income (loss) (1)	(174.50)	(167.88)	(173.30)

Total net income (loss) from operations	187.60	(20.43)	(192.16)

Offering costs (1)	(8.82)	(9.45)	(6.53)

Net asset value per unit at end of year	$2,561.08	$2,382.30	$2,412.18

Total Return	7.50%	(1.24)%	(7.61)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.31%	7.28%	7.29%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.31%	7.28%	7.29%

Net investment income (loss) (2)	(6.90)%	(6.84)%	(6.93)%

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
DECEMBER 31, 2013

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

B.  Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to January 6, 2012, the Fund was also subject to the regulatory requirements under the Securities Act of 1033.  As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "futures brokers") and interbank market makers through which the Fund trades.

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

Prior to September 2011, the fair value of option (non-exchange traded) contracts was calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

When the Fund wrote an option, an amount equal to the premium received by the Fund was reflected as an asset and an equivalent liability. The amount of the liability was subsequently marked to market to reflect the current fair value of option written. Brokerage commissions include other trading fees and were charged to expense when contracts were opened.

The fixed income investments, other than U.S. Treasury Bills, are held at the custodian and marked to market on the last business day of the reporting period using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury Bills are held at the futures brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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
DECEMBER 31, 2013

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2013 and December 31, 2012, and for the periods ended December 31, 2013 and 2012, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$523	$0	$0	$523
Fixed income securities	0	668,737,374	0	668,737,374
Other Financial Instruments
Exchange-traded futures contracts	15,878,659	0	0	15,878,659
Forward currency contracts	0	3,613,827	0	3,613,827
Total	$15,879,182	$672,351,201	$0	$688,230,383

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,700,593	$0	$0	$16,700,593
Fixed income securities	0	721,866,087	0	721,866,087
Other Financial Instruments
Exchange-traded futures contracts	6,157,606	0	0	6,157,606
Forward currency contracts	0	16,305,830	0	16,305,830
Total	$22,858,199	$738,171,917	$0	$761,030,116

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2013 and 2012.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2010 through 2013 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2013 and December 31, 2012, the Fund has the potential remaining reimbursement amount of approximately $42.3 million and $45.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2013 and December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $263,563 and $422,950, respectively. At December 31, 2013, and December 31, 2012, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $265,023 and $390,589, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

I.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that are subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. ASU Nos. 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of the additional disclosure requirements are reflected in the Fund's financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Fund is currently evaluating the impact this pronouncement would have on the financial statements.

J.  Reclassification

Certain 2011 amounts in the Statement of Cash Flows were reclassified to conform with the 2013 and 2012 presentation.  Specifically, purchases and sales/maturities of investments are presented on a gross basis as components of cash flows from (for) operating activities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the futures brokers for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the futures brokers and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance fees (the "fees"), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund's bank, futures brokers or cash management accounts.

Note 3.  CASH MANAGER AND CUSTODIAN

For the year ended December 31, 2013, Horizon Cash Management LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency and options on foreign currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of December 31, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2013, 2012 and 2011.

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

Note 8.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options prior to September 2011, the Fund paid or received a premium at the outset and then bore the risk of unfavorable changes in the price of the contract underlying the option. Written options exposed the Fund to potentially unlimited liability, and purchased options exposed the Fund to a risk of loss limited to the premiums paid. See Note 1.C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2013 and 2012 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,547,428	$(1,489,015)	$2,058,413
Energy Contracts	Net unrealized gain (loss) on open futures contracts	66,870	(1,385,506)	(1,318,636)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,683,858	(5,685,115)	(1,001,257)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,591,607	(164,832)	16,426,775
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	902,280	(2,441,488)	(1,539,208)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,522,996	(270,424)	1,252,572
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	29,519,154	(25,905,327)	3,613,827
Totals		$56,834,193	$(37,341,707)	$19,492,486
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,235,041	$(1,243,414)	$991,627
Energy Contracts	Net unrealized gain (loss) on open futures contracts	840,758	(914,622)	(73,864)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,466,850	(2,392,723)	1,074,127
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,160,202	(3,174,332)	2,985,870
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	491,230	(635,091)	(143,861)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,966,624	(1,642,917)	1,323,707
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	53,186,356	(36,880,526)	16,305,830
Totals		$69,347,061	$(46,883,625)	$22,463,436
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2013, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Year Ended December 31, 2013	Trading Gains / (Losses) for the Year Ended December 31, 2012	Trading Gains / (Losses) for the Year Ended December 31, 2011
Agriculture Contracts	$15,039,159	$16,456,739	$(64,321,567)
Energy Contracts	(12,619,437)	5,343,451	(1,445,221)
Metal Contracts	28,527,602	(29,128,206)	(15,635,184)
Stock Indices Contracts	108,892,903	25,323,038	(81,338,932)
Short-Term Interest Rate Contracts	(24,548,420)	17,945,862	2,170,063
Long-Term Interest Rate Contracts	(9,746,104)	14,950,439	204,478,054
Forward Currency Contracts	14,121,489	10,990,592	(27,290,153)
Purchased Options on Forward Currency Contracts	0	0	(44,236,536)
Written Options on Forward Currency Contracts	0	0	23,571,561
Total	$119,667,192	$61,881,915	$(4,047,915)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Year Ended December 31, 2013	Trading Gains / (Losses) for the Year Ended December 31, 2012	Trading Gains / (Losses) for the Year Ended December 31, 2011
Futures trading gains (losses):
Realized **	$95,824,650	$60,439,859	$46,551,349
Change in unrealized	9,721,053	(9,548,536)	(2,644,136)
Forward currency and options on forward currency trading gains (losses):
Realized	26,813,492	15,495,335	(46,774,097)
Change in unrealized	(12,692,003)	(4,504,743)	(1,181,031)
Total	$119,667,192	$61,881,915	$(4,047,915)
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2013, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 113,100, 87,700 and 85,500, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $6,406,000,000, $6,005,000,000 and $11,755,500,000, respectively.

Open contracts generally mature within twelve months; as of December 31, 2013, the latest maturity date for open futures contracts is March 2015 and the latest maturity date for open forward currency contracts is March 2014. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The Fund has entered into International Swaps and Derivatives Association Master Agreements ("ISDA Agreements") with UBS AG and RBS. Under the terms of each ISDA agreement, upon the designation of an Event of Default, as defined in each ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

Under the terms of each of the master netting agreements with UBS Securities and Goldman, upon occurrence of a default by the Fund, as defined in respective account documents, UBS Securities and Goldman have the right to close out any or all open contracts held in the Fund's account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Fund's account. The Fund would be liable for any deficiency in its account resulting from such transactions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2013 and 2012 was $180,399,517 and $198,485,439, respectively, which equals 25% and 26% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2013 and 2012 was $97,130 and $191,482, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at December 31, 2013 or December 31, 2012.

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

Offsetting of Derivative Assets
As of December 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,530,175	$(5,732,516)	$7,797,659
Futures contracts	Goldman Sachs	13,784,864	(5,703,864)	8,081,000
Total futures contracts		27,315,039	(11,436,380)	15,878,659
Forward currency contracts	UBS AG	14,955,374	(13,194,763)	1,760,611
Forward currency contracts	Royal Bank of Scotland	14,563,780	(12,710,564)	1,853,216
Total forward currency contracts		29,519,154	(25,905,327)	3,613,827
Total derivatives		$56,834,193	$(37,341,707)	$19,492,486
Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2013
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$7,797,659	$0	$0	$7,797,659
Goldman Sachs	8,081,000	0	0	8,081,000
UBS AG	1,760,611	0	0	1,760,611
Royal Bank of Scotland	1,853,216	0	0	1,853,216
Total	$19,492,486	$0	$0	$19,492,486
Offsetting of Derivative Liabilities
As of December 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,732,516	$(5,732,516)	$0
Futures contracts	Goldman Sachs	5,703,864	(5,703,864)	0
Total futures contracts		11,436,380	(11,436,380)	0
Forward currency contracts	UBS AG	13,194,763	(13,194,763)	0
Forward currency contracts	Royal Bank of Scotland	12,710,564	(12,710,564)	0
Total forward currency contracts		25,905,327	(25,905,327)	0
Total derivatives		$37,341,707	$(37,341,707)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December, 2013
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

Offsetting of Derivative Assets
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,130,493	$(5,038,587)	$3,091,906
Futures contracts	Goldman Sachs	8,030,212	(4,964,512)	3,065,700
Total futures contracts		16,160,705	(10,003,099)	6,157,606
Forward currency contracts	UBS AG	26,673,083	(18,453,069)	8,220,014
Forward currency contracts	Royal Bank of Scotland	26,513,273	(18,427,457)	8,085,816
Total forward currency contracts		53,186,356	(36,880,526)	16,305,830
Total derivatives		$69,347,061	$(46,883,625)	$22,463,436

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,091,906	$0	$0	$3,091,906
Goldman Sachs	3,065,700	0	0	3,065,700
UBS AG	8,220,014	0	0	8,220,014
Royal Bank of Scotland	8,085,816	0	0	8,085,816
Total	$22,463,436	$0	$0	$22,463,436
Offsetting of Derivative Liabilities
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,038,587	$(5,038,587)	$0
Futures contracts	Goldman Sachs	4,964,512	(4,964,512)	0
Total futures contracts		10,003,099	(10,003,099)	0
Forward currency contracts	UBS AG	18,453,069	(18,453,069)	0
Forward currency contracts	Royal Bank of Scotland	18,427,457	(18,427,457)	0
Total forward currency contracts		36,880,526	(36,880,526)	0
Total derivatives		$46,883,625	$(46,883,625)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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
DECEMBER 31, 2013

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

Note 10.  SUBSEQUENT EVENTS

Subsequent to year end, in February 2014, the Fund signed an agreement with PNC Capital Advisors, LLC to replace Horizon Cash Management, LLC as the cash manager for the Fund effective March 1, 2014.  Management of the Fund has evaluated subsequent events through the date the financial statements were filed and there were no additional events to disclose.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E-1