Form 10-Q
period 2014-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2014-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2014 and December 31, 2013 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	27

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

SIGNATURES		29

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$21,004,137	3.48%
	(cost $21,000,000)

	Commercial Paper
	United States
	Communications	8,288,283	1.37%
	Consumer Discretionary	24,988,193	4.14%
	Consumer Staples	19,849,180	3.29%
	Financials	78,003,742	12.93%
	Materials	20,423,707	3.38%
	Utilities	20,288,876	3.36%
	Total Commercial Paper (cost $171,838,225)	171,841,981	28.47%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,064,300	3.32%
	United States
	Communications	8,167,608	1.35%
	Consumer Discretionary	41,819,893	6.93%
	Financials	140,928,698	23.35%
	Health Care	7,301,058	1.21%
	Total United States (cost $197,832,712)	198,217,257	32.84%
	Total Corporate Bonds (cost $217,832,712)	218,281,557	36.16%

	Government And Agency Obligations
	United States
	U.S. Government Agency	2,720,914	0.45%
$77,150,000	U.S. Treasury Bills U.S. Treasury Bills * Due 04/03/2014	77,149,800	12.78%
$29,900,000	U.S. Treasury Bills * Due 04/10/2014	29,899,589	4.96%
$65,000,000	U.S. Treasury Bills * Due 05/22/2014	64,995,856	10.77%
	Total Government And Agency Obligations (cost $174,766,240)	174,766,159	28.96%

	Total Fixed Income Securities ** (cost $585,437,177)	$585,893,834	97.07%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$1,680	0.00%
	(cost $1,680)
	Total Short Term Investments (cost $1,680)	$1,680	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$4,801,010	0.80%
Energy	(359,113)	(0.06)%
Metals	968,055	0.16%
Stock indices	3,387,833	0.56%
Short-term interest rates	(46,263)	(0.01)%
Long-term interest rates	(660,230)	(0.11)%
Net unrealized gain (loss) on long futures contracts	8,091,292	1.34%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Energy	56,175	0.01%
Metals	(3,720,734)	(0.62)%
Stock indices	224,649	0.04%
Short-term interest rates	(33,055)	0.00%
Long-term interest rates	(218,908)	(0.04)%
Net unrealized gain (loss) on short futures contracts	(3,691,873)	(0.61)%

Net unrealized gain (loss) on open futures contracts	$4,399,419	0.73%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$21,252,464	3.52%
Various short forward currency contracts	(18,302,772)	(3.03)%
Net unrealized gain (loss) on open forward currency contracts	$2,949,692	0.49%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $115,995,729 deposited with the futures brokers and $56,049,516 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Unaudited)

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(705,908)	(0.10)%
Energy	(1,362,566)	(0.19)%
Metals	54,589	0.01%
Stock indices	16,433,730	2.31%
Short-term interest rates	(2,327,528)	(0.33)%
Long-term interest rates	(145,865)	(0.02)%
Net unrealized gain (loss) on long futures contracts	11,946,452	1.68%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,764,321	0.39%
Energy	43,930	0.01%
Metals	(1,055,846)	(0.15)%
Stock indices	(6,955)	0.00%
Short-term interest rates	788,320	0.11%
Long-term interest rates	1,398,437	0.20%
Net unrealized gain (loss) on short futures contracts	3,932,207	0.56%

Net unrealized gain (loss) on open futures contracts	$15,878,659	2.24%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,868,780)	(0.40)%
Various short forward currency contracts	6,482,607	0.91%
Net unrealized gain (loss) on open forward currency contracts	$3,613,827	0.51%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $124,799,973 deposited with the futures brokers and $55,599,544 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION March 31, 2014 and December 31, 2013 (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$24,500,949	$38,252,871
Fixed income securities (cost $115,995,729 and $124,799,973, respectively)	115,995,729	124,799,973
Net unrealized gain (loss) on open futures contracts	4,399,419	15,878,659
Total equity in futures broker trading accounts	144,896,097	178,931,503

Cash and cash equivalents	188,396	158,320
Short term investments (cost $1,680 and $523, respectively)	1,680	523
Fixed income securities (cost $469,441,448 and $543,523,945, respectively)	469,898,105	543,937,401
Net unrealized gain (loss) on open forward currency contracts	2,949,692	3,613,827
Interest receivable	1,114,266	984,975
Total assets	$619,048,236	$727,626,549

LIABILITIES
Accounts payable	$223,707	$393,695
Brokerage fee payable	3,608,105	4,239,893
Accrued commissions and other trading fees on open contracts	128,301	128,320
Offering costs payable	163,300	265,023
Redemptions payable	11,371,392	12,274,381
Total liabilities	15,494,805	17,301,312

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 1,106.508 redeemable units outstanding at March 31, 2014 and December 31, 2013	2,510,290	2,833,856
Limited Partners - 264,933.519 and 276,246.741 redeemable units outstanding at March 31, 2014 and December 31, 2013	601,043,141	707,491,381
Total partners' capital (Net Asset Value)	603,553,431	710,325,237

Total liabilities and partners' capital (Net Asset Value)	$619,048,236	$727,626,549

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(45,665,599)	$7,915,269
Change in unrealized	(11,479,240)	14,028,987
Brokerage commissions	(1,145,119)	(1,427,775)
Net gain (loss) from futures trading	(58,289,958)	20,516,481

Forward currency trading gains (losses)
Realized	(9,529,764)	50,828,787
Change in unrealized	(664,135)	(19,597,429)
Brokerage commissions	(67,728)	(82,984)
Net gain (loss) from forward currency trading	(10,261,627)	31,148,374

Total net trading gain (loss)	(68,551,585)	51,664,855

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	649,210	757,216
Realized gain (loss) on fixed income securities	0	(8,080)
Change in unrealized gain (loss) on fixed income securities	43,201	201,575
Total investment income	692,411	950,711

Expenses
Brokerage fee	11,466,888	14,065,427
Operating expenses	308,498	349,725

Total expenses	11,775,386	14,415,152

Net investment income (loss)	(11,082,975)	(13,464,441)

NET INCOME (LOSS)	$(79,634,560)	$38,200,414

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average units outstanding during the period)	$(290.40)	$118.64

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(292.42)	$115.57

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	274,222.329	321,979.333

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

		Three Months Ended March 31,
		2014	2013
Cash flows from (for) operating activities
Net income (loss)		$(79,634,560)	$38,200,414
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income		12,100,174	5,366,867
(Increase) decrease in interest receivable		(129,291)	440,273
Increase (decrease) in accounts payable and accrued expenses		(801,795)	(160,304)
Purchases of investments		(3,240,919,974)	(5,167,360,273)
Sales/maturities of investments		3,323,805,558	5,192,201,096

Net cash from (for) operating activities		14,420,112	68,688,073

Cash flows from (for) financing activities
Redemption of units		(27,564,260)	(37,832,350)
Offering costs paid		(577,698)	(894,529)
Net cash from (for) financing activities		(28,141,958)	(38,726,879)

Net increase (decrease) in cash and cash equivalents		(13,721,846)	29,961,194

Unrestricted cash
Beginning of period		38,411,191	36,098,773

End of period		$24,689,345	$66,059,967

End of period cash and cash equivalents consists of:	$
Cash in futures broker trading accounts		24,500,949	$30,015,826
Cash and cash equivalents		188,396	36,044,141

Total end of period cash and cash equivalents		$24,689,345	$66,059,967

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2014

Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss) for the three months ended March 31, 2014		(321,650)		(79,312,910)		(79,634,560)
Redemptions	0.000	0	(11,313.222)	(26,661,271)	(11,313.222)	(26,661,271)
Offering costs		(1,916)		(474,059)		(475,975)
Balances at March 31, 2014	1,106.508	$2,510,290	264,933.519	$601,043,141	266,040.027	$603,553,431

Three Months Ended March 31, 2013

Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss) for the three months ended March 31, 2013		273,500		37,926,914		38,200,414
Redemptions	0.000	0	(14,010.486)	(34,769,116)	(14,010.486)	(34,769,116)
Offering costs		(4,910)		(676,957)		(681,867)
Balances at March 31, 2013	2,324.048	$5,805,170	310,257.238	$774,983,371	312,581.286	$780,788,541

Net Asset Value per General and Limited Partner Unit

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

$2,268.66	$2,561.08	$2,497.87	$2,382.30

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended March 31,
	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,561.08	$2,382.30

Income (loss) from operations:
Total net trading gains (losses) (1)	(250.26)	159.51
Net investment income (loss) (1)	(40.42)	(41.82)

Total net income (loss) from operations	(290.68)	117.69

Offering costs (1)	(1.74)	(2.12)

Net asset value per unit at end of period	$2,268.66	$2,497.87

Total Return (3)	(11.42)%	4.85%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.11%	7.32%
Performance fee (3)	0.00%	0.00%

Total expenses	7.11%	7.32%

Net investment income (loss) (2),(4)	(6.69)%	(6.84)%

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
MARCH 31, 2014 (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The Fund meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 requires that investments are presented on a fair value basis, see Note 1.D. for a discussion of fair value.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Accounting Standards Codification ("ASC") 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2014 and December 31, 2013, and for the periods ended March 31, 2014 and 2013, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

	Fair Value at March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,680	$0	$0	$1,680
Fixed income securities	0	585,893,834	0	585,893,834
Other Financial Instruments
Exchange-traded futures contracts	4,399,419	0	0	4,399,419
Forward currency contracts	0	2,949,692	0	2,949,692
Total	$4,401,099	$588,843,526	$0	$593,244,625

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$523	$0	$0	$523
Fixed income securities	0	668,737,374	0	668,737,374
Other Financial Instruments
Exchange-traded futures contracts	15,878,659	0	0	15,878,659
Forward currency contracts	0	3,613,827	0	3,613,827
Total	$15,879,182	$672,351,201	$0	$688,230,383

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2014 or the year ended December 31, 2013.

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

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2014 and December 31, 2013, the Fund has the potential remaining reimbursement amount of approximately $41.9 million and $42.3 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $167,961 and $263,563, respectively. At March 31, 2014, and December 31, 2013, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $163,300 and $265,023, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

I.  Recently Issued Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. As of January 1, 2014, the Fund adopted the provisions of ASU 2013-08. The adoption of ASU 2013-08 did not have a material impact on the Fund's financial statement disclosures.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

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

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the broker for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the futures broker and interbank market makers for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund's aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance fees ("the fees"), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund's bank, futures broker or cash management accounts.

Note 3.  CASH MANAGER AND CUSTODIAN

Prior to March 2014, Horizon Cash Management, LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. In February 2014, the Fund signed an agreement with PNC Capital Advisors, LLC to replace Horizon Cash Management, LLC as the cash manager for the Fund effective March 1, 2014. Both Horizon Cash Management, LLC and PNC Capital Advisors, LLC are registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with both RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of March 31, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2014 and 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2014 and December 31, 2013 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2014 Fair Value	Liability Derivatives at March 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,384,353	$(1,583,343)	$4,801,010
Energy Contracts	Net unrealized gain (loss) on open futures contracts	153,042	(455,980)	(302,938)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,763,178	(6,515,857)	(2,752,679)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,131,435	(1,518,953)	3,612,482
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	688,001	(767,319)	(79,318)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,647,708	(3,526,846)	(879,138)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	38,853,283	(35,903,591)	2,949,692
Totals		$57,621,000	$(50,271,889)	$7,349,111
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,547,428	$(1,489,015)	$2,058,413
Energy Contracts	Net unrealized gain (loss) on open futures contracts	66,870	(1,385,506)	(1,318,636)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,683,858	(5,685,115)	(1,001,257)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,591,607	(164,832)	16,426,775
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	902,280	(2,441,488)	(1,539,208)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,522,996	(270,424)	1,252,572
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	29,519,154	(25,905,327)	3,613,827
Totals		$56,834,193	$(37,341,707)	$19,492,486
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2014 and 2013 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended March 31, 2014	Trading Gains / (Losses) for the Three Months Ended March 31, 2013
Agriculture Contracts	$675,357	$2,210,404
Energy Contracts	(13,514,238)	(5,286,668)
Metal Contracts	(14,884,312)	13,514,495
Stock Indices Contracts	(32,135,312)	30,719,085
Short-Term Interest Rate Contracts	(2,213,814)	(10,939,379)
Long-Term Interest Rate Contracts	4,924,566	(8,189,593)
Forward Currency Contracts	(10,193,899)	31,231,358
Total	$(67,341,652)	$53,259,702

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended March 31, 2014	Trading Gains / (Losses) for the Three Months Ended March 31, 2013
Futures trading gains (losses):
Realized **	$(45,668,513)	$7,999,357
Change in unrealized	(11,479,240)	14,028,987
Forward currency trading gains (losses):
Realized	(9,529,764)	50,828,787
Change in unrealized	(664,135)	(19,597,429)
Total	$(67,341,652)	$53,259,702
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2014 and 2013 the monthly average of futures contracts bought and sold was approximately 96,500 and 121,800, respectively, and the monthly average of notional value of forward currency contracts was $6,795,000,000 and $7,258,200,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2014, the latest maturity date for open futures contracts is June 2015 and the latest maturity date for open forward currency contracts is June 2014. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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

Under the terms of each of the agreements similar to a master netting agreement with UBS Securities and Goldman, upon occurrence of a default by the Fund, as defined in respective account documents, UBS Securities and Goldman have the right to close out any or all open contracts held in the Fund’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Fund’s account.  The Fund would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2014 and December 31, 2013 was $172,045,245 and $180,399,517, respectively, which equals 29% and 25% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2014 and December 31, 2013 was $75,926 and $97,130, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2014 or December 31, 2013.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

Offsetting of Derivative Assets
As of March 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,339,162	$(7,160,106)	$2,179,056
Futures contracts	Goldman Sachs	9,428,555	(7,208,192)	2,220,363
Total futures contracts		18,767,717	(14,368,298)	4,399,419
Forward currency contracts	UBS AG	19,477,551	(17,978,125)	1,499,426
Forward currency contracts	Royal Bank of Scotland	19,375,732	(17,925,466)	1,450,266
Total forward currency contracts		38,853,283	(35,903,591)	2,949,692
Total derivatives		$57,621,000	$(50,271,889)	$7,349,111

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,179,056	$0	$0	$2,179,056
Goldman Sachs	2,220,363	0	0	2,220,363
UBS AG	1,499,426	0	0	1,499,426
Royal Bank of Scotland	1,450,266	0	0	1,450,266
Total	$7,349,111	$0	$0	$7,349,111

Offsetting of Derivative Liabilities
As of March 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,160,106	$(7,160,106)	$0
Futures contracts	Goldman Sachs	7,208,192	(7,208,192)	0
Total futures contracts		14,368,298	(14,368,298)	0
Forward currency contracts	UBS AG	17,978,125	(17,978,125)	0
Forward currency contracts	Royal Bank of Scotland	17,925,466	(17,925,466)	0
Total forward currency contracts		35,903,591	(35,903,591)	0
Total derivatives		$50,271,889	$(50,271,889)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

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
MARCH 31, 2014 (Unaudited)

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2014 and December 31, 2013, and the statements of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2014, and the results of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2014 and 2013.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through March 31, 2014 total $5,861,102,429.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such a custodial account constitutes approximately 60% to 75% of the Fund’s assets and is invested directly by PNC Capital Advisors, LLC (“PNC”). Prior to March 2014, Horizon Cash Management LLC ("Horizon") served as the cash manager. Both PNC and Horizon are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for the three months ending March 31, 2014 and 2013 were (11.42)% and 4.85%, respectively. During the three months ending March 31, 2014 and 2013, the Fund accrued brokerage fees in the amount of $11,466,888 and $14,065,427, respectively, and paid brokerage fees in the amount of $12,098,676 and $14,067,268, respectively. No performance fees were accrued or paid during these periods.

2014 (For the Three Months Ended March 31)

Of the (11.42)% year to date return, approximately (9.49)% was due to trading losses (before commissions) and approximately (2.03)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.10% due to investment income earned by the Fund. An analysis of the (9.49)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.83)%
Currencies	(1.50)
Interest Rates	0.26
Stock Indices	(4.42)

(9.49)%

The Fund had losses in January with gains from interest rate and foreign exchange holdings only partially offsetting declines from stock index and commodity investments.  The largest losses for January came from long positioning in global stock indexes by the trend following strategies.  Dampened growth momentum in China weighed on global risk assets and deepened the negative sentiment toward the emerging markets.  The peso devaluation in Argentina helped push contagion fears to the forefront and added to the sell-off.  Somewhat softer employment and housing data in the US called into question the economic growth momentum seen in the second half of 2013.  The US Fed’s further tapering of quantitative easing only added to the global unease for risky assets like equities.  Commodity holdings also produced losses, primarily from non-trend strategies.  Energy markets were among the largest losers as the models failed to profitably navigate a volatile trading environment.  The volatility was caused by varying cross-currents including inventory data, cold weather, and shifting production expectations.  Industrial metal losses came primarily from positions in copper and nickel which fell on the weaker Chinese economic data and resulting emerging market fall-out.  Short exposure to gold also produced losses amid safe-haven buying and improving physical demand.  Interest rate positioning was successful during the month with trend strategies showing the best gains.  Some of the largest profits came from long positioning on long-dated instruments primarily in Europe and the United States as investor sought the safety of interest rate instruments amid growing global uncertainties.  Foreign exchange holdings also produced gains during the month.  The best performing position was a short holding on the Canadian dollar.  The Bank of Canada downgraded its inflation outlook for 2014, pushing the Canadian dollar to a four year low versus the US dollar.  The Fund also profited from a short position on the South African rand which experienced steep losses due to the significant depreciation of emerging market currencies seen during the month.

Losses were seen again for the Fund in February with gains from interest rates not enough to offset losses from foreign exchange and commodity holdings.  Foreign exchange positions produced some of the largest losses with trend and non-trend strategies contributing.  Short positioning in the New Zealand dollar and Australian dollar (both versus the US dollar) caused the most significant losses.  The New Zealand dollar strengthened after some stronger than expected economic data and hawkish comments from their finance minister.  The Reserve Bank of Australia shifted their monetary posture from one of easing to a more neutral stance helping to push the Aussie dollar higher.  Rising commodity prices during the month also provided a tailwind to these so-called “commodity currencies.”  Other large losses for the month came from commodities where the Fund experienced declines across most of the sub-sectors and from both trend and non-trend strategies.  Short positions in precious metals produced the largest losses when silver and gold both rallied sharply on safe-haven buying as geopolitical fears rose due to unrest in Ukraine.  Industrial metals also contributed as a weaker US dollar provided upward price pressure hurting shorts.  Short positioning in gasoline, especially early in the month, hurt the Fund as prices rose due to decreasing stockpiles and curtailed production.  Soft commodities, namely short positioning in sugar, also caused losses as drought conditions in Brazil created supply concerns.  Interest rate positioning provided small offsetting gains.  Profits were found in long holdings on long-dated instruments.  Japanese government bonds rose as a combination of weaker economic data and further corporate lending activity by the Japanese government helped to push prices higher.  German notes benefitted from tame inflation data and safe-haven buying amid geopolitical turmoil in the region.  Stock index holdings were relatively flat on the month.  The non-trend strategies detracted from positive trend following performance as some short positioning in Asia and parts of Europe was hurt by a sharp bounce-back rally after the January sell-off.

The first quarter ended with losses in March with the worst declines coming from interest rate, stock index, and foreign exchange holdings.  Some of the largest losses for the month came from interest rate positions, where trend strategies produced the declines while non-trend strategies showed some offsetting gains.  A bulk of the sector losses were found in long positioning on long-dated instruments.  Around mid-month, the US Federal Reserve announced additional tapering of quantitative easing (QE) and even hinted that an outright rate increase might occur sooner than expected, sending interest rate markets sharply lower and hurting portfolio positioning.  Stock index positions also produced losses with both trend following and non-trend strategies contributing.  Trend strategies held long positioning on the NASDAQ 100 index, which suffered due to technology valuation concerns, a tightening of stimulus by the US Fed, and uncertainty over Russia’s annexation of Crimea and recent display of territorial aggression.  Non-trend strategies went short the Hang Seng index in Hong Kong, which fell for the first half of the month, only to reverse higher on expectations for new stimulus measures in China to combat slowing growth within the country.  Foreign exchange positions showed gains within the non-trend strategies; however, trend strategy losses in the sector overwhelmed them leading FX into the red for the month.  The Fund was positioned short US dollars when the US Fed surprised markets with hawkish language following the March FOMC meeting.  This caused the dollar to rally sharply against other currencies resulting in losses in the sector.  Commodity positions produced losses from the trend following strategies while non-trend systems produced some offsetting gains.  Some of the worst performing sub-sectors during the month included energy and industrial metals.  The Fund was long crude, which declined amid slower Chinese growth.  Natural gas longs fell on expectations for warmer temperatures in the US.  Some offsetting gains were found in long grain positioning as the sub-sector posted its best quarterly rally since 2010.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2014 and December 31, 2013 and the trading gains/losses by market category for the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	1.17%	(3.83)%
Currencies	0.84%	(1.50)%
Interest Rates	0.67%	0.26%
Stock Indices	1.23%	(4.42)%

Aggregate/Total	1.91%	(9.49)%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (11.42)% year to date return, approximately (9.49)% was due to trading losses (before commissions) and approximately (2.03)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.10% due to investment income earned by the Fund.

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
Of the 7.50% return for the year ended December 31, 2013, approximately 15.47% was due to trading gains (before commissions) and approximately 0.41% was due to investment income, offset by approximately (8.38)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2014, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of March 31, 2014.

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

Fixed Income Securities and Short Term Investments

The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, PNC, has authority to make certain investments on behalf of the Fund. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Mine Safety Disclosures.

          Not applicable.

Item 5. Other Information.

          None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (1)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, Inc. (2)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Non-Custody Investment Management Agreement with PNC Capital Advisors LLC, as cash manager

31.01	Certification of G WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.

(1) Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registration Statement on Form S-1 on August 9, 1993 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: May 15, 2014	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

10.03	Non-Custody Investment Management Agreement with PNC Capital Advisors LLC, as cash manager

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.