Form 10-Q
period 2014-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2014-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	8

	Financial Highlights for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	27

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

SIGNATURES		29

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$12,428,344	2.13%
	(cost $12,428,520)

	Commercial Paper
	Switzerland
	Financials	849,450	0.14%
	(cost $849,423)
	United Kingdom
	Financials	2,483,896	0.43%
	(cost $2,483,826)
	United States
	Communications	7,191,674	1.23%
	Consumer Discretionary	11,708,897	2.00%
	Consumer Staples	29,855,743	5.12%
	Energy	11,319,976	1.94%
	Financials	64,292,905	11.02%
	Health Care	30,399,937	5.21%
	Materials	10,659,145	1.83%
	Utilities	27,409,552	4.70%
	Total Commercial Paper (cost $192,827,777)	192,837,829	33.05%
	Total Commerical Paper (cost $196,161,026)	196,171,175	33.62%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,062,860	3.44%
	United States
	Communications	8,069,648	1.38%
	Consumer Discretionary	41,801,258	7.17%
	Consumer Staples	2,260,383	0.39%
	Financials	94,993,731	16.28%
	Health Care	7,300,781	1.25%
	Technology	3,904,984	0.67%
	Total United States (cost $157,976,089)	158,330,785	27.14%
	Total Corporate Bonds (cost $177,976,089)	178,393,645	30.58%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$21,000,000	U.S. Treasury Bills * Due 07/03/2014	20,999,970	3.60%
$72,275,000	U.S. Treasury Bills * Due 07/17/2014	72,274,937	12.39%
$45,000,000	U.S. Treasury Bills * Due 07/24/2014	45,000,000	7.71%
	Total Government And Agency Obligations (cost $138,274,907)	138,274,907	23.70%

	Total Fixed Income Securities ** (cost $524,840,542)	$525,268,071	90.03%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$15,201,546	2.61%
	(cost $15,201,546)
	Total Short Term Investments (cost $15,201,546)	$15,201,546	2.61%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(2,507,727)	(0.43)%
Energy	(1,818,511)	(0.31)%
Metals	8,602,090	1.48%
Stock indices	2,002,456	0.34%
Short-term interest rates	196,523	0.03%
Long-term interest rates	7,471,920	1.28%
Net unrealized gain (loss) on long futures contracts	13,946,751	2.39%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	3,609,766	0.62%
Metals	(5,103,303)	(0.87)%
Stock indices	424,430	0.07%
Short-term interest rates	(524,159)	(0.09)%
Net unrealized gain (loss) on short futures contracts	(1,593,266)	(0.27)%

Net unrealized gain (loss) on open futures contracts	$12,353,485	2.12%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$23,626,837	4.05%
Various short forward currency contracts	(16,996,388)	(2.91)%
Net unrealized gain (loss) on open forward currency contracts	$6,630,449	1.14%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $99,999,937 deposited with the futures brokers and $38,274,970 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(705,908)	(0.10)%
Energy	(1,362,566)	(0.19)%
Metals	54,589	0.01%
Stock indices	16,433,730	2.31%
Short-term interest rates	(2,327,528)	(0.33)%
Long-term interest rates	(145,865)	(0.02)%
Net unrealized gain (loss) on long futures contracts	11,946,452	1.68%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,764,321	0.39%
Energy	43,930	0.01%
Metals	(1,055,846)	(0.15)%
Stock indices	(6,955)	0.00%
Short-term interest rates	788,320	0.11%
Long-term interest rates	1,398,437	0.20%
Net unrealized gain (loss) on short futures contracts	3,932,207	0.56%

Net unrealized gain (loss) on open futures contracts	$15,878,659	2.24%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,868,780)	(0.40)%
Various short forward currency contracts	6,482,607	0.91%
Net unrealized gain (loss) on open forward currency contracts	$3,613,827	0.51%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $124,799,973 deposited with the futures brokers and $55,599,544 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION June 30, 2014 and December 31, 2013 (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$61,464,291	$38,252,871
Fixed income securities (cost $99,999,937 and $124,799,973, respectively)	99,999,937	124,799,973
Net unrealized gain (loss) on open futures contracts	12,353,485	15,878,659
Total equity in futures broker trading accounts	173,817,713	178,931,503

Cash and cash equivalents	2,147,649	158,320
Short term investments (cost $15,201,546 and $523, respectively)	15,201,546	523
Fixed income securities (cost $424,840,605 and $543,523,945, respectively)	425,268,134	543,937,401
Net unrealized gain (loss) on open forward currency contracts	6,630,449	3,613,827
Receivable for securities sold	5,500,000	0
Interest receivable	496,959	984,975
Total assets	$629,062,450	$727,626,549

LIABILITIES
Accounts payable	$263,778	$393,695
Brokerage fee payable	3,502,234	4,239,893
Payable for securities purchased	28,139,853	0
Accrued commissions and other trading fees on open contracts	125,561	128,320
Offering costs payable	150,240	265,023
Redemptions payable	13,425,532	12,274,381
Total liabilities	45,607,198	17,301,312

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 1,106.508 redeemable units outstanding at June 30, 2014 and December 31, 2013	2,602,573	2,833,856
Limited Partners - 246,954.515 and 276,246.741 redeemable units outstanding at June 30, 2014 and December 31, 2013	580,852,679	707,491,381
Total partners' capital (Net Asset Value)	583,455,252	710,325,237

Total liabilities and partners' capital (Net Asset Value)	$629,062,450	$727,626,549

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$28,429,879	$53,032,047	$(17,235,720)	$60,947,316
Change in unrealized	7,954,066	(3,720,354)	(3,525,174)	10,308,633
Brokerage commissions	(990,360)	(1,334,205)	(2,135,479)	(2,761,980)
Net gain (loss) from futures trading	35,393,585	47,977,488	(22,896,373)	68,493,969

Forward currency trading gains (losses)
Realized	(6,785,422)	4,247,976	(16,315,186)	55,076,763
Change in unrealized	3,680,757	(5,018,885)	3,016,622	(24,616,314)
Brokerage commissions	(53,904)	(66,384)	(121,632)	(149,368)
Net gain (loss) from forward currency trading	(3,158,569)	(837,293)	(13,420,196)	30,311,081

Total net trading gain (loss)	32,235,016	47,140,195	(36,316,569)	98,805,050

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	450,354	699,909	1,099,564	1,457,125
Realized gain (loss) on fixed income securities	103	74,902	103	66,822
Change in unrealized gain (loss) on fixed income securities	(29,128)	(276,030)	14,073	(74,455)
Total investment income	421,329	498,781	1,113,740	1,449,492

Expenses
Brokerage fee	10,553,759	14,381,512	22,020,647	28,446,939
Operating expenses	280,421	369,147	588,919	718,872

Total expenses	10,834,180	14,750,659	22,609,566	29,165,811

Net investment income (loss)	(10,412,851)	(14,251,878)	(21,495,826)	(27,716,319)

NET INCOME (LOSS)	$21,822,165	$32,888,317	$(57,812,395)	$71,088,731

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average units outstanding during the period)	$83.91	$106.74	$(216.41)	$225.65

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$83.40	$100.63	$(209.02)	$216.20

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	260,055.228	308,110.764	267,138.778	315,045.049

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

		Six Months Ended June 30,
		2014	2013
Cash flows from (for) operating activities
Net income (loss)		$(57,812,395)	$71,088,731
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income		494,479	14,382,136
(Increase) decrease in receivable for securities sold		(5,500,000)	0
Increase (decrease) in payable for securities purchased		28,139,853	0
(Increase) decrease in interest receivable		488,016	202,735
Increase (decrease) in accounts payable and accrued expenses		(870,335)	(185,586)
Purchases of investments		(7,070,126,257)	(10,010,768,952)
Sales/maturities of investments		7,198,408,610	10,045,340,588

Net cash from (for) operating activities		93,221,971	120,059,652

Cash flows from (for) financing activities
Redemption of units		(66,974,346)	(72,269,296)
Offering costs paid		(1,046,876)	(1,580,640)
Net cash from (for) financing activities		(68,021,222)	(73,849,936)

Net increase (decrease) in cash and cash equivalents		25,200,749	46,209,716

Unrestricted cash
Beginning of period		38,411,191	36,098,773

End of period		$63,611,940	$82,308,489

End of period cash and cash equivalents consists of:	$
Cash in futures broker trading accounts		61,464,291	$81,988,461
Cash and cash equivalents		2,147,649	320,028

Total end of period cash and cash equivalents		$63,611,940	$82,308,489

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2014

Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss) for the six months ended June 30, 2014		(227,427)		(57,584,968)		(57,812,395)
Redemptions	0.000	0	(29,292.226)	(68,125,497)	(29,292.226)	(68,125,497)
Offering costs		(3,856)		(928,237)		(932,093)
Balances at June 30, 2014	1,106.508	$2,602,573	246,954.515	$580,852,679	248,061.023	$583,455,252

Six Months Ended June 30, 2013

Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss) for the six months ended June 30, 2013		566,128		70,522,603		71,088,731
Redemptions	(748.988)	(2,000,000)	(24,291.113)	(62,123,864)	(25,040.101)	(64,123,864)
Offering costs		(9,915)		(1,411,308)		(1,421,223)
Balances at June 30, 2013	1,575.060	$4,092,793	299,976.611	$779,489,961	301,551.671	$783,582,754

Net Asset Value per General and Limited Partner Unit

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

$2,352.06	$2,561.08	$2,598.50	$2,382.30

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,268.66	$2,497.87	$2,561.08	$2,382.30

Income (loss) from operations:
Total net trading gains (losses) (1)	125.19	149.29	(125.06)	308.69
Net investment income (loss) (1)	(40.04)	(46.26)	(80.47)	(87.98)

Total net income (loss) from operations	85.15	103.03	(205.53)	220.71

Offering costs (1)	(1.75)	(2.40)	(3.49)	(4.51)

Net asset value per unit at end of period	$2,352.06	$2,598.50	$2,352.06	$2,598.50

Total Return (3)	3.68%	4.03%	(8.16)%	9.08%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.30%	7.36%	7.18%	7.33%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.30%	7.36%	7.18%	7.33%

Net investment income (loss) (2),(4)	(7.02)%	(7.11)%	(6.83)%	(6.97)%

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
JUNE 30, 2014 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2014 and December 31, 2013, and for the periods ended June 30, 2014 and 2013, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

	Fair Value at June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,201,546	$0	$0	$15,201,546
Fixed income securities	0	525,268,071	0	525,268,071
Other Financial Instruments
Exchange-traded futures contracts	12,353,485	0	0	12,353,485
Forward currency contracts	0	6,630,449	0	6,630,449
Total	$27,555,031	$531,898,520	$0	$559,453,551

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$523	$0	$0	$523
Fixed income securities	0	668,737,374	0	668,737,374
Other Financial Instruments
Exchange-traded futures contracts	15,878,659	0	0	15,878,659
Forward currency contracts	0	3,613,827	0	3,613,827
Total	$15,879,182	$672,351,201	$0	$688,230,383

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2014 or the year ended December 31, 2013.

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

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2014 and December 31, 2013, the Fund has the potential remaining reimbursement amount of approximately $41.4 million and $42.3 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $154,339 and $263,563, respectively. At June 30, 2014, and December 31, 2013, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $150,240 and $265,023, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
JUNE 30, 2014 (Unaudited)

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with both RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of June 30, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2014 and 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2014 Fair Value	Liability Derivatives at June 30, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,945,481	$(3,843,442)	$1,102,039
Energy Contracts	Net unrealized gain (loss) on open futures contracts	102,878	(1,921,389)	(1,818,511)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,731,413	(5,232,626)	3,498,787
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	4,938,624	(2,511,738)	2,426,886
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	286,386	(614,022)	(327,636)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	7,658,371	(186,451)	7,471,920
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,445,467	(20,815,018)	6,630,449
Totals		$54,108,620	$(35,124,686)	$18,983,934
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,547,428	$(1,489,015)	$2,058,413
Energy Contracts	Net unrealized gain (loss) on open futures contracts	66,870	(1,385,506)	(1,318,636)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,683,858	(5,685,115)	(1,001,257)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,591,607	(164,832)	16,426,775
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	902,280	(2,441,488)	(1,539,208)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,522,996	(270,424)	1,252,572
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	29,519,154	(25,905,327)	3,613,827
Totals		$56,834,193	$(37,341,707)	$19,492,486
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2014 and 2013 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended June 30, 2014	Trading Gains / (Losses) for the Three Months Ended June 30, 2013
Agriculture Contracts	$(1,562,720)	$251,162
Energy Contracts	(2,433,517)	(1,598,572)
Metal Contracts	2,146,948	49,917,981
Stock Indices Contracts	18,277,326	7,206,881
Short-Term Interest Rate Contracts	(5,725,266)	(3,841,213)
Long-Term Interest Rate Contracts	25,666,541	(2,499,051)
Forward Currency Contracts	(3,104,665)	(770,909)
Total	$33,264,647	$48,666,279

Type of Instrument	Trading Gains / (Losses) for the Six Months Ended June 30, 2014	Trading Gains / (Losses) for the Six Months Ended June 30, 2013
Agriculture Contracts	$(887,363)	$2,461,566
Energy Contracts	(15,947,755)	(6,885,240)
Metal Contracts	(12,737,364)	63,432,476
Stock Indices Contracts	(13,857,986)	37,925,966
Short-Term Interest Rate Contracts	(7,939,080)	(14,780,592)
Long-Term Interest Rate Contracts	30,591,107	(10,688,644)
Forward Currency Contracts	(13,298,564)	30,460,449
Total	$(34,077,005)	$101,925,981

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended June 30, 2014	Trading Gains / (Losses) for the Three Months Ended June 30, 2013
Futures trading gains (losses):
Realized **	$28,415,246	$53,157,542
Change in unrealized	7,954,066	(3,720,354)
Forward currency trading gains (losses):
Realized	(6,785,422)	4,247,976
Change in unrealized	3,680,757	(5,018,885)
Total	$33,264,647	$48,666,279
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Six Months Ended June 30, 2014	Trading Gains / (Losses) for the Six Months Ended June 30, 2013
Futures trading gains (losses):
Realized **	$(17,253,267)	$61,156,899
Change in unrealized	(3,525,174)	10,308,633
Forward currency trading gains (losses):
Realized	(16,315,186)	55,076,763
Change in unrealized	3,016,622	(24,616,314)
Total	$(34,077,005)	$101,925,981
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2014 and 2013 the monthly average of futures contracts bought and sold was approximately 82,100 and 120,200, respectively, and the monthly average of notional value of forward currency contracts was $5,377,300,000 and $5,859,500,000 respectively.

For the six months ended June 30, 2014 and 2013 the monthly average of futures contracts bought and sold was approximately 89,300 and 121,000, respectively, and the monthly average of notional value of forward currency contracts was $6,086,100,000 and $6,558,800,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2014, the latest maturity date for open futures contracts is September 2015 and the latest maturity date for open forward currency contracts is September 2014. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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
JUNE 30, 2014 (Unaudited)

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2014 and December 31, 2013 was $138,274,907 and $180,399,517, respectively, which equals 24% and 25% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2014 and December 31, 2013 was $130,442 and $97,130, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2014 or December 31, 2013.

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

Offsetting of Derivative Assets
As of June 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,333,608	$(7,210,853)	$6,122,755
Futures contracts	Goldman Sachs	13,329,545	(7,098,815)	6,230,730
Total futures contracts		26,663,153	(14,309,668)	12,353,485
Forward currency contracts	UBS AG	13,722,734	(10,407,509)	3,315,225
Forward currency contracts	Royal Bank of Scotland	13,722,733	(10,407,509)	3,315,224
Total forward currency contracts		27,445,467	(20,815,018)	6,630,449
Total derivatives		$54,108,620	$(35,124,686)	$18,983,934

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$6,122,755	$0	$0	$6,122,755
Goldman Sachs	6,230,730	0	0	6,230,730
UBS AG	3,315,225	0	0	3,315,225
Royal Bank of Scotland	3,315,224	0	0	3,315,224
Total	$18,983,934	$0	$0	$18,983,934

Offsetting of Derivative Liabilities
As of June 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,210,853	$(7,210,853)	$0
Futures contracts	Goldman Sachs	7,098,815	(7,098,815)	0
Total futures contracts		14,309,668	(14,309,668)	0
Forward currency contracts	UBS AG	10,407,509	(10,407,509)	0
Forward currency contracts	Royal Bank of Scotland	10,407,509	(10,407,509)	0
Total forward currency contracts		20,815,018	(20,815,018)	0
Total derivatives		$35,124,686	$(35,124,686)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

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
JUNE 30, 2014 (Unaudited)

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2014 and December 31, 2013, the statements of operations and financial highlights for the three months and six months ended June 30, 2014 and 2013, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2014, and the results of operations and financial highlights for the three months and six months ended June 30, 2014 and 2013, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2014 and 2013.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through June 30, 2014 total $5,902,566,655.

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

Results of Operations

The returns for the six months ending June 30, 2014 and 2013 were (8.16)% and 9.08%, respectively. During the six months ending June 30, 2014 and 2013, the Fund accrued brokerage fees in the amount of $22,020,647 and $28,446,939, respectively, and paid brokerage fees in the amount of $22,758,306 and $33,178,401, respectively. No performance fees were accrued or paid during these periods.

2014 (For the Six Months Ended June 30)

Of the (8.16)% year to date return, approximately (4.24)% was due to trading losses (before commissions) and approximately (4.10)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.18% due to investment income earned by the Fund. An analysis of the (4.24)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.31)%
Currencies	(2.07)
Interest Rates	3.64
Stock Indices	(1.50)

(4.24)%

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

The Fund had a small loss in April with profits from commodities, and to a lesser extent from interest rates, were offset by losses from foreign exchange and stock index holdings.  Some of the largest losses during April came from foreign exchange positions.  The non-trend strategies produced the bulk of the declines while trend strategies showed some gains in the sector.  The non-trend strategies struggled with price action that was not favorable for the underlying model signals.  The Fund was short Japanese Yen when the US Fed minutes dampened bets that US policy makers were moving towards raising interest rates, causing the Yen to appreciate.  Trend following strategies profited from a long position on the British Pound, which rose to multi-year highs. Stock index positions also produced losses within the non-trend strategies while the trend following programs showed some offsetting gains.  The non-trend models were positioned long the Japanese Nikkei index when the Bank of Japan disappointed markets with no new stimulus, causing a sell-off in Japanese equities.  The German DAX index also contributed to losses as the non-trend strategies built long exposure, only to see the index trade lower as renewed Ukrainian/Russian unrest rattled investors. Commodity positions produced the best gains seen during the month as both non-trend and trend strategies produced profits.  Nickel was a strong performer for the Fund as it trended higher throughout the month.  Indonesia’s ongoing export ban and Ukrainian unrest helped to push the metal to a 14-month high. Gains also came from long coffee holdings, which rose on Brazilian production concerns.  Natural gas was another market that produced solid gains, especially within the non-trend programs.  Cool spring temperatures and inventory concerns led to the rise in prices.  Interest rate holdings added to gains during April.  Losses from short holdings on short-dated instruments were more than offset by gains from long positions on long-dated instruments.  A combination of pockets of softer economic data linked with the civil unrest in Eastern Europe helped to propel prices higher during the month.

May produced gains for the fund led by interest rate and equity index positions.  Profits from interest rate and stock index positions were somewhat offset by losses from commodity and foreign exchange holdings. The largest gains for May came from positioning in global interest rates driven by trend following strategies.  Profits were seen in long-dated instruments where the Fund held long positions, while small losses came from short-dated holdings where the Fund was generally short.  Fixed income instruments rallied during the month amid pockets of weaker than expected global economic data and as global central banks once again indicated accommodative monetary policies.  Overall market positioning also played a role in the rally as some investors found themselves under-invested in global bonds and some hedge funds scrambled to cover shorts amid the rising prices. Long global stock index positions also produced gains for the Fund during May primarily driven by trend following strategies.  Stocks showed choppy price action during the first half of the month, but then staged a rally as dovish global central banks and a surge in merger & acquisition activity pushed many global indexes to new highs. Commodity holdings produced the largest monthly losses with both trend and non-trend strategies contributing.  The worst performing sub-sector was the grains where long positioning in wheat and corn suffered amid weak export sales, favorable planting weather in the US, and easing tensions between Ukraine and Russia.  Base metals trading proved unprofitable amid choppy price action.  A long position in coffee suffered as steady harvest progress in Brazil and a healthy global supply outlook pushed prices sharply lower after an almost 60% run-up this year. Foreign exchange holdings produced losses primarily from trend strategies as non-trend strategies showed gains.  Some of the worst performing FX holdings included long positions in the euro and British pound.  European Central Bank President Draghi signaled that policy makers are ready to expand stimulus resulting in a weakening of the euro, and the Bank of England indicated that a rate hike was not as imminent as markets had been expecting, causing the pound to fall from multi-year highs.

Gains continued for the Fund in June to close out the quarter as profits from stock index, commodity, and foreign exchange positions were somewhat offset by losses from interest rate holdings. The largest gains for June came from positioning in global stock indexes driven by both trend following and non-trend strategies.  Long positions in North American stock indexes benefitted from dovish comments from Federal Open Market Committee head Yellen despite pockets of stronger economic data.  Strong merger and acquisition  activity also provided a tailwind for US stocks.  A long equity holding in Taiwan showed profits as Chinese data indicated signs of improving growth. Smaller, offsetting losses came from long European holdings where a rash of weaker than expected economic data and falling confidence readings overwhelmed new European Central Bank stimulus actions. Commodity holdings produced additional monthly gains with only trend strategies contributing.  Some of the best monthly gains came from long positioning on zinc, which surged in price amid a sharp drop in stockpiles.  Long energy exposure, especially to Brent and crude, rose as instability in Iraq rattled oil markets.  Cattle prices rallied to a record high on lingering supply concerns, benefitting the Fund’s position.  Offsetting losses came from short positions on precious metals as prices rose on a blend of geopolitical instability and ongoing accommodative US monetary policy. Foreign exchange holdings produced profits primarily from trend strategies as non-trend strategies showed losses.  Some of the best performing FX holdings included a long position on the New Zealand dollar, which strengthened when the Reserve Bank of New Zealand lifted borrowing costs for the third time this year.  Long positioning on the British pound benefitted when the Bank of England (BOE) hinted it may raise interest rates sooner than expected.  A surprise interest rate cut in Mexico hurt the Fund’s long positioning on the peso. Interest rate trading showed losses during the month with most declines coming from non-trend strategies.  Hawkish comments from BOE head Carney caused a sharp sell-off in Gilts, which hurt the Fund’s positioning.  Rising Australian fixed income prices also hurt non-trend strategies, which expected prices to fall.

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

The Fund had a net loss in June as declines in stock indices and foreign exchange were only partially offset by gains from commodities and fixed income. The primary focus of global markets in June revolved around the fear that the US Federal Reserve was beginning to signal that their aggressive QE measures were going to be reduced or “tapered” amid stronger US economic trends. World markets have enjoyed the benefits of the unprecedented liquidity that the US central bank has pumped into the banking system over the past five years, however the announcement by Fed Chairman Bernanke on June 19th that QE tapering could begin as soon as year-end roiled global markets. Trend strategies showed their largest losses in long equity index positions. The losses were spread across all global equity markets as they sold off on the concern that US QE tapering could be expected in the near future. Non-trend strategies showed gains in foreign exchange positioning, but the trend-following models produced losses that more than offset any gains. The trend strategies showed the greatest losses on the Japanese yen and the British pound as both showed sharp trend reversals post Bernanke’s tapering comments mid-month. Trend-following strategies delivered gains in commodities, especially within short industrial metals and precious metals positioning. Concerns over a Chinese credit crunch plus fear over the potential impact from QE tapering pushed both types of metals lower. Gains were somewhat offset by losses from energy positions which generally saw sharp mid-month trend reversals due to the strengthening US dollar amid fears that monetary accommodation would begin to be withdrawn. Both non-trend and trend strategies showed gains in short positioning on fixed income instruments. Global fixed income markets sold off sharply on fears over QE tapering. The faster reacting non-trend models quickly built short positions and benefitted from the extended declines.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2014 and December 31, 2013 and the trading gains/losses by market category for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	1.04%	(4.31)%
Currencies	0.47%	(2.07)%
Interest Rates	0.92%	3.64%
Stock Indices	0.80%	(1.50)%

Aggregate/Total	1.22%	(4.24)%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (8.16)% year to date return, approximately (4.24)% was due to trading losses (before commissions) and approximately (4.10)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.18% due to investment income earned by the Fund.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of June 30, 2014.

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

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Mine Safety Disclosures.

          Not applicable.

Item 5. Other Information.

          None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (1)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, Inc. (2)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Non-Custody Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q on May 15, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: August 14, 2014	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.