Form 10-Q
period 2014-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2014-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2014 and December 31, 2013 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	8

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	24-29

Item 4.	Controls and Procedures.	29

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities.	30

Item 4.	Mine Safety Disclosures.	30

Item 5.	Other Information.	30

Item 6.	Exhibits.	30

SIGNATURES		31

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,053,164	2.42%
	Credit Cards	3,810,287	0.61%
	Equipment Loans	1,624,878	0.26%
	Utility Rate Reduction Bonds	1,372,269	0.22%
	Total Asset Backed Securities (cost $21,858,236)	21,860,598	3.51%

	Commercial Paper
	Japan
	Financials	10,469,776	1.68%
	(cost $10,469,796)
	Switzerland
	Financials	849,991	0.14%
	(cost $849,981)
	United States
	Consumer Discretionary	13,992,279	2.25%
	Consumer Staples	27,003,577	4.34%
	Energy	18,251,388	2.93%
	Financials	39,421,873	6.34%
	Health Care	8,609,782	1.38%
	Materials	10,627,267	1.71%
	Technology	4,755,999	0.76%
	Utilities	40,710,401	6.54%
	Total United States (cost $163,362,994)	163,372,566	26.25%
	Total Commercial Paper (cost $174,682,771)	174,692,333	28.07%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,051,140	3.22%
	United States
	Communications	6,081,578	0.98%
	Consumer Discretionary	41,761,027	6.71%
	Consumer Staples	2,259,855	0.36%
	Financials	95,116,789	15.29%
	Technology	3,901,962	0.63%
	Utilities	1,732,561	0.28%
	Total United States (cost $150,574,109)	150,853,772	24.25%
	Total Corporate Bonds (cost $170,574,109)	170,904,912	27.47%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$63,480,000	U.S. Treasury Bills * Due 10/09/2014	63,480,000	10.20%
$45,000,000	U.S. Treasury Bills * Due 10/16/2014	45,000,000	7.23%
$5,880,000	U.S. Treasury Bills * Due 10/23/2014	5,880,000	0.95%
$21,000,000	U.S. Treasury Bills * Due 01/29/2015	21,000,000	3.38%
	Total Government And Agency Obligations (cost $135,360,000)	135,360,000	21.76%

	Total Fixed Income Securities ** (cost $502,475,116)	$502,817,843	80.81%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $432)	$432	0.00%
	Total Short Term Investments (cost $432)	$432	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$4,118	0.00%
Energy	25,390	0.00%
Metals	(6,066,402)	(0.97)%
Stock indices	(1,486,235)	(0.24)%
Short-term interest rates	352,476	0.06%
Long-term interest rates	3,969,483	0.64%
Net unrealized gain (loss) on long futures contracts	(3,201,170)	(0.51)%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	7,747,716	1.24%
Energy	5,230,122	0,84%
Metals	8,902,703	1.43%
Stock indices	(28,817)	0.00%
Short-term interest rates	(170,472)	(0.03)%
Net unrealized gain (loss) on short futures contracts	21,681,252	3.48%

Net unrealized gain (loss) on open futures contracts	$18,480,082	2.97%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(42,170,822)	(6.78)%
Various short forward currency contracts	75,664,508	12.16%
Net unrealized gain (loss) on open forward currency contracts	$33,493,686	5.38%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $100,000,000 deposited with the futures brokers and $35,360,000 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(705,908)	(0.10)%
Energy	(1,362,566)	(0.19)%
Metals	54,589	0.01%
Stock indices	16,433,730	2.31%
Short-term interest rates	(2,327,528)	(0.33)%
Long-term interest rates	(145,865)	(0.02)%
Net unrealized gain (loss) on long futures contracts	11,946,452	1.68%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,764,321	0.39%
Energy	43,930	0.01%
Metals	(1,055,846)	(0.15)%
Stock indices	(6,955)	0.00%
Short-term interest rates	788,320	0.11%
Long-term interest rates	1,398,437	0.20%
Net unrealized gain (loss) on short futures contracts	3,932,207	0.56%

Net unrealized gain (loss) on open futures contracts	$15,878,659	2.24%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,868,780)	(0.40)%
Various short forward currency contracts	6,482,607	0.91%
Net unrealized gain (loss) on open forward currency contracts	$3,613,827	0.51%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $124,799,973 deposited with the futures brokers and $55,599,544 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION September 30, 2014 and December 31, 2013 (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$68,453,253	$38,252,871
Fixed income securities (cost $100,000,000 and $124,799,973, respectively)	100,000,000	124,799,973
Net unrealized gain (loss) on open futures contracts	18,480,082	15,878,659
Total equity in futures broker trading accounts	186,933,335	178,931,503

Cash and cash equivalents	15,569,569	158,320
Short term investments (cost $432 and $523, respectively)	432	523
Fixed income securities (cost $402,475,116 and $543,523,945, respectively)	402,817,843	543,937,401
Net unrealized gain (loss) on open forward currency contracts	33,493,686	3,613,827
Interest receivable	393,760	984,975
Total assets	$639,208,625	$727,626,549

LIABILITIES
Accounts payable	$341,286	$393,695
Brokerage fee payable	3,725,283	4,239,893
Accrued commissions and other trading fees on open contracts	102,931	128,320
Offering costs payable	144,384	265,023
Redemptions payable	12,693,356	12,274,381
Total liabilities	17,007,240	17,301,312

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 1,106.508 redeemable units outstanding at September 30, 2014 and December 31, 2013	2,945,270	2,833,856
Limited Partners - 232,648.219 and 276,246.741 redeemable units outstanding at September 30, 2014 and December 31, 2013	619,256,115	707,491,381
Total partners' capital (Net Asset Value)	622,201,385	710,325,237

Total liabilities and partners' capital (Net Asset Value)	$639,208,625	$727,626,549

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$35,188,148	$25,077,765	$17,952,428	$86,025,081
Change in unrealized	6,126,597	(25,983,187)	2,601,423	(15,674,554)
Brokerage commissions	(677,740)	(1,148,001)	(2,813,219)	(3,909,981)
Net gain (loss) from futures trading	40,637,005	(2,053,423)	17,740,632	66,440,546

Forward currency trading gains (losses)
Realized	18,008,023	(22,583,918)	1,692,837	32,492,845
Change in unrealized	26,863,237	7,968,908	29,879,859	(16,647,406)
Brokerage commissions	(45,105)	(50,977)	(166,737)	(200,345)
Net gain (loss) from forward currency trading	44,826,155	(14,665,987)	31,405,959	15,645,094

Total net trading gain (loss)	85,463,160	(16,719,410)	49,146,591	82,085,640

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	473,789	703,722	1,573,353	2,160,847
Realized gain (loss) on fixed income securities	(1,117)	0	(1,014)	66,822
Change in unrealized gain (loss) on fixed income securities	(84,802)	167,055	(70,729)	92,600
Total investment income	387,870	870,777	1,501,610	2,320,269

Expenses
Brokerage fee	10,684,473	13,350,924	32,705,120	41,797,863
Operating expenses	295,003	359,973	883,922	1,078,845

Total expenses	10,979,476	13,710,897	33,589,042	42,876,708

Net investment income (loss)	(10,591,606)	(12,840,120)	(32,087,432)	(40,556,439)

NET INCOME (LOSS)	$74,871,554	$(29,559,530)	$17,059,159	$41,529,201

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average units outstanding during the period)	$287.91	$(98.92)	$65.83	$134.12

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$309.71	$(101.15)	$100.69	$115.05

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	243,168.584	298,819.052	259,148.714	309,636.383

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

		Nine Months Ended September 30,
		2014	2013
Cash flows from (for) operating activities
Net income (loss)		$17,059,159	$41,529,201
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income securities		(32,410,553)	32,229,360
(Increase) decrease in interest receivable		591,215	(437,049)
Increase (decrease) in accounts payable and accrued expenses		(592,408)	(424,850)
Purchases of investments		(10,226,885,801)	(13,851,597,311)
Sales/maturities of investments		10,392,734,694	13,897,700,667

Net cash from (for) operating activities		150,496,306	119,000,018

Cash flows from (for) financing activities
Redemption of units		(103,391,523)	(92,575,507)
Offering costs paid		(1,493,152)	(2,236,217)
Net cash from (for) financing activities		(104,884,675)	(94,811,724)

Net increase (decrease) in cash and cash equivalents		45,611,631	24,188,294

Unrestricted cash
Beginning of period		38,411,191	36,098,773

End of period		$84,022,822	$60,287,067

End of period cash and cash equivalents consists of:	$
Cash in futures broker trading accounts		68,453,253	$60,111,599
Cash and cash equivalents		15,569,569	175,468

Total end of period cash and cash equivalents		$84,022,822	$60,287,067

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2014

Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss) for the nine months ended September 30, 2014		117,275		16,941,884		17,059,159
Redemptions	0.000	0	(43,598.522)	(103,810,498)	(43,598.522)	(103,810,498)
Offering costs		(5,861)		(1,366,652)		(1,372,513)
Balances at September 30, 2014	1,106.508	$2,945,270	232,648.219	$619,256,115	233,754.727	$622,201,385

Nine Months Ended September 30, 2013

Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss) for the nine months ended September 30, 2013		410,013		41,119,188		41,529,201
Redemptions	(748.988)	(2,000,000)	(33,184.255)	(84,667,899)	(33,933.243)	(86,667,899)
Offering costs		(13,117)		(2,015,687)		(2,028,804)
Balances at September 30, 2013	1,575.060	$3,933,476	291,083.469	$726,938,132	292,628.529	$730,871,608

Net Asset Value per General and Limited Partner Unit

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012

$2,661.77	$2,561.08	$2,497.35	$2,382.30

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,352.06	$2,598.50	$2,561.08	$2,382.30

Income (loss) from operations:
Total net trading gains (losses) (1)	355.08	(56.15)	229.81	252.58
Net investment income (loss) (1)	(43.56)	(42.97)	(123.82)	(130.98)

Total net income (loss) from operations	311.52	(99.12)	105.99	121.60

Offering costs (1)	(1.81)	(2.03)	(5.30)	(6.55)

Net asset value per unit at end of period	$2,661.77	$2,497.35	$2,661.77	$2,497.35

Total Return (3)	13.17%	(3.89)%	3.93%	4.83%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.38%	7.21%	7.23%	7.31%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.38%	7.21%	7.23%	7.31%

Net investment income (loss) (2),(4)	(7.12)%	(6.75)%	(6.91)%	(6.91)%

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
SEPTEMBER 30, 2014 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2014 and December 31, 2013, and for the periods ended September 30, 2014 and 2013, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

	Fair Value at September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$432	$0	$0	$432
Fixed income securities	0	502,817,843	0	502,817,843
Other Financial Instruments
Exchange-traded futures contracts	18,480,082	0	0	18,480,082
Forward currency contracts	0	33,493,686	0	33,493,686
Total	$18,480,514	$536,311,529	$0	$554,792,043

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$523	$0	$0	$523
Fixed income securities	0	668,737,374	0	668,737,374
Other Financial Instruments
Exchange-traded futures contracts	15,878,659	0	0	15,878,659
Forward currency contracts	0	3,613,827	0	3,613,827
Total	$15,879,182	$672,351,201	$0	$688,230,383

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2014 or the year ended December 31, 2013.

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

G.  Offering Costs

Campbell & Company, Inc. ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2014 and December 31, 2013, the Fund has the potential remaining reimbursement amount of approximately $41.0 million and $42.3 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $144,384 and $263,563, respectively. At September 30, 2014, and December 31, 2013, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $144,384 and $265,023, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
SEPTEMBER 30, 2014 (Unaudited)

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with both RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of September 30, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2014 and 2013.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2014 Fair Value	Liability Derivatives at September 30, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$9,187,185	$(1,435,351)	$7,751,834
Energy Contracts	Net unrealized gain (loss) on open futures contracts	5,281,392	(25,880)	5,255,512
Metal Contracts	Net unrealized gain (loss) on open futures contracts	9,385,348	(6,549,047)	2,836,301
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,572,937	(3,087,989)	(1,515,052)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	445,775	(263,771)	182,004
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,175,579	(1,206,096)	3,969,483
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	76,106,367	(42,612,681)	33,493,686
Totals		$107,154,583	$(55,180,815)	$51,973,768
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,547,428	$(1,489,015)	$2,058,413
Energy Contracts	Net unrealized gain (loss) on open futures contracts	66,870	(1,385,506)	(1,318,636)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,683,858	(5,685,115)	(1,001,257)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,591,607	(164,832)	16,426,775
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	902,280	(2,441,488)	(1,539,208)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,522,996	(270,424)	1,252,572
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	29,519,154	(25,905,327)	3,613,827
Totals		$56,834,193	$(37,341,707)	$19,492,486
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2014 and 2013 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended September 30, 2014	Trading Gains / (Losses) for the Three Months Ended September 30, 2013
Agriculture Contracts	$16,187,188	$(976,894)
Energy Contracts	7,520,299	(650,597)
Metal Contracts	3,176,801	(25,486,590)
Stock Indices Contracts	1,637,375	22,266,381
Short-Term Interest Rate Contracts	(510,458)	(5,372,212)
Long-Term Interest Rate Contracts	13,362,132	9,098,952
Forward Currency Contracts	44,871,260	(14,615,010)
Total	$86,244,597	$(15,735,970)

Type of Instrument	Trading Gains / (Losses) for the Nine Months Ended September 30, 2014	Trading Gains / (Losses) for the Nine Months Ended September 30, 2013
Agriculture Contracts	$15,299,825	$1,484,672
Energy Contracts	(8,427,456)	(7,535,837)
Metal Contracts	(9,560,563)	37,945,886
Stock Indices Contracts	(12,220,611)	60,192,347
Short-Term Interest Rate Contracts	(8,449,538)	(20,152,804)
Long-Term Interest Rate Contracts	43,953,239	(1,589,692)
Forward Currency Contracts	31,572,696	15,845,439
Total	$52,167,592	$86,190,011

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended September 30, 2014	Trading Gains / (Losses) for the Three Months Ended September 30, 2013
Futures trading gains (losses):
Realized **	$35,246,740	$24,862,227
Change in unrealized	6,126,597	(25,983,187)
Forward currency trading gains (losses):
Realized	18,008,023	(22,583,918)
Change in unrealized	26,863,237	7,968,908
Total	$86,244,597	$(15,735,970)
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Nine Months Ended September 30, 2014	Trading Gains / (Losses) for the Nine Months Ended September 30, 2013
Futures trading gains (losses):
Realized **	$17,993,473	$86,019,126
Change in unrealized	2,601,423	(15,674,554)
Forward currency trading gains (losses):
Realized	1,692,837	32,492,845
Change in unrealized	29,879,859	(16,647,406)
Total	$52,167,592	$86,190,011
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2014 and 2013 the monthly average of futures contracts bought and sold was approximately 60,400 and 94,900, respectively, and the monthly average of notional value of forward currency contracts was $4,685,600,000 and $5,994,000,000 respectively.

For the nine months ended September 30, 2014 and 2013 the monthly average of futures contracts bought and sold was approximately 79,700 and 112,300, respectively, and the monthly average of notional value of forward currency contracts was $5,619,200,000 and $6,371,000,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2014, the latest maturity date for open futures contracts is December 2015 and the latest maturity date for open forward currency contracts is December 2014. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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
SEPTEMBER 30, 2014 (Unaudited)

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2014 and December 31, 2013 was $135,360,000 and $180,399,517, respectively, which equals 22% and 25% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2014 and December 31, 2013 was $99,410 and $97,130, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at September 30, 2014 or December 31, 2013.

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

Offsetting of Derivative Assets
As of September 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$15,411,829	$(6,181,844)	$9,229,985
Futures contracts	Goldman Sachs	15,636,387	(6,386,290)	9,250,097
Total futures contracts		31,048,216	(12,568,134)	18,480,082
Forward currency contracts	UBS AG	38,105,069	(21,342,117)	16,762,952
Forward currency contracts	Royal Bank of Scotland	38,001,298	(21,270,564)	16,730,734
Total forward currency contracts		76,106,367	(42,612,681)	33,493,686
Total derivatives		$107,154,583	$(55,180,815)	$51,973,768

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$9,229,985	$0	$0	$9,229,985
Goldman Sachs	9,250,097	0	0	9,250,097
UBS AG	16,762,952	0	0	16,762,952
Royal Bank of Scotland	16,730,734	0	0	16,730,734
Total	$51,973,768	$0	$0	$51,973,768

Offsetting of Derivative Liabilities
As of September 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,181,844	$(6,181,844)	$0
Futures contracts	Goldman Sachs	6,386,290	(6,386,290)	0
Total futures contracts		12,568,134	(12,568,134)	0
Forward currency contracts	UBS AG	21,342,117	(21,342,117)	0
Forward currency contracts	Royal Bank of Scotland	21,270,564	(21,270,564)	0
Total forward currency contracts		42,612,681	(42,612,681)	0
Total derivatives		$55,180,815	$(55,180,815)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

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
SEPTEMBER 30, 2014 (Unaudited)

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

Note 10.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2014 and December 31, 2013, the statements of operations and financial highlights for the three months and nine months ended September 30, 2014 and 2013, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2014, and the results of operations and financial highlights for the three months and nine months ended September 30, 2014 and 2013, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2014 and 2013.

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of Campbell Strategic Allocation Fund L.P's (the "Fund") Units of Limited Partnership Interest commenced on January 12, 1994. The initial offering terminated on April 15, 1994 and the Fund commenced operations on April 18, 1994. The continuing offering period commenced immediately after the termination of the initial offering period; additional subscriptions totaling $6,068,918,915 have been accepted during the initial and continuing offering periods ending with the withdrawal of the Fund's Registration Statement on January 6, 2012. Redemptions through September 30, 2014 total $5,938,251,656.

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

Results of Operations

The returns for the nine months ending September 30, 2014 and 2013 were 3.93% and 4.83%, respectively. During the nine months ending September 30, 2014 and 2013, the Fund accrued brokerage fees in the amount of $32,705,120 and $41,797,863, respectively, and paid brokerage fees in the amount of $33,219,730 and $42,109,284, respectively. No performance fees were accrued or paid during these periods.

2014 (For the Nine Months Ended September 30)

Of the 3.93% year to date return, approximately 9.82% was due to trading gains (before commissions) and approximately 0.24% due to investment income, offset by approximately (6.13)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 9.82% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	0.07%
Currencies	5.32
Interest Rates	5.69
Stock Indices	(1.26)

9.82%

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

Mostly offsetting gains and losses left the Fund nearly unchanged during July as profits from commodity positions were more than offset by losses in interest rates and foreign exchange.  The largest gains for July came from positioning on commodities driven by trend following strategies.  Grain markets were among the best performing subsector led by corn and wheat where the Fund held short positioning.  Corn and wheat both dropped sharply during the month fueled by favorable weather which bolstered production expectations.  Long positioning on industrial metals produced additional gains.  Zinc rallied to a near three-year high on supply concerns after stockpiles fell to a multi-year low.  Unfavorable price action within energy markets produced some of the largest offsetting losses within the commodity sector.  Foreign exchange holdings produced some of the largest monthly losses primarily from trend strategies as non-trend strategies showed some offsetting gains.  Long positioning on the New Zealand dollar and the British pound produced losses as those central banks dampened expectations for higher interest rates.  Short positioning on the euro versus the US dollar was one of the best performing FX markets for the Fund.  A policy split between the U.S. Federal Reserve (US Fed) and the European Central Bank (ECB) helped weaken the euro versus the dollar.  The ECB fought falling inflation with an accommodative policy, while the US Fed steadily removed stimulus.  Interest rate trading showed losses during the month with declines from non-trend strategies overwhelming trend gains.  Cross currents from rising geopolitical risks clashed with some better than expected economic data and a higher than expected inflation reading in the United States.  The non-trend strategies failed to profitably navigate this choppy price action, especially in the U.S. and Germany. Stock index holdings were relatively flat in July.   Positioning was long across the three major geographic regions: Asia, Europe, and North America. Some gains were seen in Asia, the US, and Canada on improving economic outlooks while losses across Europe were fueled by growth concerns which led to lower prices.

Interest rate, foreign exchange and stock index positions lead the Fund to strong gains in August as profits were only slightly offset by small losses in commodities.  The largest gains for August came from long positioning on long-dated interest rate markets driven by trend following strategies.  The largest profits were found within Europe and the United States.  An escalation of geopolitical tension in Ukraine, Syria, and the Gaza Strip provided a safe-haven buying tailwind.  Weaker economic data in Europe, especially within Germany, and a dovish speech by ECB President Draghi provided an additional boost to rate markets.  Smaller profits were seen in Canada, Japan, and Australia.  Foreign exchange holdings produced additional gains from both trend and non-trend strategies.  Some of the best performing FX holdings were short positions on the Euro and Japanese Yen both versus the U.S. Dollar.  The Dollar outperformed most of its G10 peers during the month as better than expected U.S. economic data and commentary from FOMC officials continued to point toward a hawkish future change in interest rate guidance.  Meanwhile central banks in Europe and Japan continued to beat a dovish drum which acted to weaken those currencies versus the Dollar.  Long stock index positioning tacked on additional gains.  Positions within the U.S. and Taiwan were among the best performing holdings.  Improving U.S. economic growth and bullish merger and acquisition activity helped propel some U.S. indexes to record levels.  The index in Taiwan was helped by strong rallies in semiconductor and electronic component shares.  Commodity holdings created small losses during August.  Gains from short positioning across the energy complex were more than offset by losses from various holdings within the industrial metal, grain, and meat sub-sectors.  Near-term trend reversals within copper, zinc, wheat, and cattle contributed to the offsetting losses.

The Fund showed strong gains again in September lead by profits in foreign exchange and commodity positions which were only partially offset by losses on interest rate and stock index holdings.  The largest gains for September came from foreign exchange positions primarily within trend following strategies.  Diverging central bank policy paths were a major FX driver during the month.  The Bank of Japan and the European Central Bank are both focused on keeping interest rates low while the U.S. Federal Reserve is starting to hint at higher interest rates.  The Fund was positioned short the Japanese yen and euro versus the U.S. dollar and benefitted from these sharply different policy paths.  Commodity holdings from the trend strategies produced additional gains while non-trend positioning showed some offsetting losses during the month.  Some of the best gains came from short positioning on corn and wheat, both of which made new multi-year lows during the month.  Short positioning across the energy complex and precious metal markets proved profitable as a persistently stronger U.S. dollar helped to push those markets lower.  Non-trend strategies struggled with the persistent downtrend in the grain complex and also saw losses in the precious and base metals.  Interest rate holdings produced losses from both trend and non-trend strategies.  Some of the largest losses were found on long positioning within the United States.  Leading up to the mid-month FOMC meeting, U.S. interest rate products sold-off over concerns that the committee would shift their interest rate guidance to reflect a more hawkish view.  Other losses were seen in stock index positions where trend following signals produced declines while non-trend signals produced some offsetting gains.  Trend following strategies produced losses from long positioning on global stock indexes with the exception of Japan where a sharply weaker yen led the Nikkei index to solid gains.  More nimble non-trend systems quickly initiated short positioning and benefited from the sell-off across Asia (ex-Japan) as the Chinese economic slowdown and unrest in Hong Kong near month-end pushed regional indexes sharply lower.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2014 and December 31, 2013 and the trading gains/losses by market category for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.97%	0.07%
Currencies	0.72%	5.32%
Interest Rates	0.92%	5.69%
Stock Indices	0.96%	(1.26)%

Aggregate/Total	1.57%	9.82%

*	-
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the 3.93% year to date return, approximately 9.82% was due to trading gains (before commissions) and approximately 0.24% due to investment income, offset by approximately (6.13)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2014, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of September 30, 2014.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 14, 2014	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. WIlliam Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T:  (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements, tagged as blocks of text.