Form 10-K
period 2014-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2015-03-30
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2014 there were 223,825.939 Units of General and Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business.	1 – 5

Item 1A.	Risk Factors.	5 – 21

Item 1B.	Unresolved Staff Comments.	22

Item 2.	Properties.	22

Item 3.	Legal Proceedings.	22

Item 4.	Mine Safety Disclosures.	22

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23

Item 6.	Selected Financial Data	23 – 24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24 – 38

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	39 – 45

Item 8.	Financial Statements and Supplementary Data.	45

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	45

Item 9A.	Controls and Procedures.	45

Item 9B.	Other Information.	45

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	46 – 48

Item 11.	Executive Compensation.	49

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	49

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	49

Item 14.	Principal Accounting Fees and Services.	50

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	51 – 52

SIGNATURES

PART I

Item 1.  Business.

General development of business

Campbell Strategic Allocation Fund, L.P. (the “Registrant” or the “Fund”) is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Fund trades in a diverse array of global markets, including global interest rates, stock indices, currencies and commodities.

The general partner and trading advisor of the Registrant is Campbell & Company, LP (“Campbell & Company”). Effective December 2, 2014, Campbell & Company, Inc. changed its name and form of entity to Campbell & Company, LP.  Campbell & Company refers to either Campbell & Company, Inc. or Campbell & Company, LP depending on the applicable period discussed.  In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures and forward markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2014 is as follows: 26% to interest rates, 31% to foreign exchange, 22% to commodities, and 21% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund’s assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Fund's account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Fund's trading accounts.

Cash Manager and Custodian

Prior to March 2014, Horizon Cash Management, LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. In February 2014, the Fund signed an agreement with PNC to replace Horizon Cash Management, LLC as the cash manager for the Fund effective March 1, 2014. Horizon Cash Management, LLC was and PNC is registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Commodities		Interest Rates		Equity Indices		Foreign Exchange1
Aluminum	London Brent Crude	Australian 90-Day Bill	Short Sterling	Amsterdam Exchange Index	S&P 500 Volatility Index	Australian Dollar2	Singapore Dollar
Coffee	London Gas Oil	Australian 3-Year Bond	Treasury Notes/2-Year	CAC 40 Stock Index	S&P Canada 60 Index	British Pound2	South African Rand
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/5-Year	DAX	SPI 200 Index	Canadian Dollar2	Swedish Krona
Corn	Natural Gas	Euro-BOBL	Treasury Notes/10-Year	DJ Euro Stoxx 50		Czech Koruna	Swiss Franc2
Cotton	Nickel	Euro-BUND	Treasury Notes/30-Year	FTSE Index		Euro2	Turkish Lira
Crude Oil	Silver	Canadian 90-Day Bill		Hang Seng Index		Hungarian Forint
Gold	Soybean Meal	Canadian 10-Year Bond		IBEX35 Stock Index		Israeli Shekel
Heating Oil	Soybean Oil	Euribor		MSCI Taiwan		Japanese Yen2
High Grade Copper	Soybeans	Eurodollar		NASDAQ 100 Index		Mexican Peso
KC Hard Red-Winter Wheat	Sugar #11 (World)	Euro-Schatz		Nikkei		New Zealand Dollar
Lean Hogs	Wheat	Japanese 10-Year Bond		OMX Stock Index		Norwegian Krone
Live Cattle	Zinc	Long Gilt		S&P 500 Index		Polish Zloty

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

Cash Manager and Custodian Fees	Cash Management and Custody fees	Cash management and custodial fees for the Fund’s non-margin assets are estimated at 0.08% per annum based on the percentage of assets under management by the cash managers.

Goldman, Sachs & Co. and UBS Securities LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.60% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc and UBS AG	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers' charges, will equal approximately 0.65% of the Fund’s net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund’s net asset value per annum.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Fund’s commodity pool operator and/or commodity trading advisor, as applicable.

Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client’s over-the-counter counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal (“notional”) amount or quantity. The recently enacted Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) includes provisions that comprehensively regulate swap transactions for the first time, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets. Transactions in these markets present certain risks similar to those in the futures and forward markets, including, but not limited to:

(1)there are generally no limitations on daily price moves in swap transactions, although that may change to the extent the Reform Act will require certain swap transactions to be executed on swap execution facilities with exchange-like rules and characteristics;

(2)speculative position limits are not applicable to swap transactions, although the counterparties with which the Trust may deal may limit the size or duration of positions available as a consequence of credit considerations, in addition, to the extent any such swap transactions are required to be cleared by a regulated clearinghouse pursuant to the Reform Act (defined below), they may become subject to position limits imposed by the relevant clearinghouse or by the CFTC or SEC;

(3)participants in the swap markets are not required to make continuous markets in swaps contracts; and

(4)the swap markets are currently “principal markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearinghouse.

As a result, Campbell & Company will be subject to the risk of the inability of or refusal to perform with respect to such contracts on the part of the counterparties with which Campbell & Company trades. The Reform Act will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouse. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, the Reform Act’s success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool’s income or loss and change in net asset value, and an annual financial report, audited by an independent registered public accounting firm.

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

Short Sales May Lead to Potentially Unlimited Losses

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

Investing Globally Subjects the Fund to International Risks

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

Exchange-Rate Risk

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

The Current Markets are Subject to Market Disruptions That May be Detrimental to Your Investment

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

 Increase in Assets Under Management May Make Profitable Trading More Difficult

Campbell & Company believes that it is virtually impossible to define or quantify the capacity of a portfolio with any degree of certainty.  Campbell & Company has continued to introduce new strategies designed to deliver returns which have low correlation to returns from existing strategies.  Campbell & Company and its affiliates have not agreed to limit the amount of additional assets they may manage, and are actively engaged in raising assets for existing and new accounts, including the Fund.  However, Campbell & Company acknowledges that there may come a time when the combination of available markets and new strategies may not be sufficient for it to add new assets without detriment to diversification.  If this were to occur, Campbell & Company would expect its risk-adjusted returns to begin to degrade.  Should Campbell & Company ever conclude that its ability to deliver attractive risk-adjusted returns has been unduly compromised by its growth in assets, it would not hesitate to restrict or halt the flow of new assets, and, if necessary, begin to repatriate market gains.

Should the amount of assets that Campbell & Company and its affiliates manage increase, it may be more difficult for them to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund, which could have a detrimental effect on your investment.  Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in certain trading programs, reducing the range of markets in which trading opportunities may be pursued.  Campbell & Company reserves the right to make distributions of profits to Limited Partners in an effort to control asset growth.  In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts exceeds the compensation it receives from managing the Fund’s account.  Because records with respect to other accounts are not accessible to Investors, the Investors will not be able to determine if Campbell & Company is favoring other accounts.

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

Campbell & Company continues to test and evaluate the models, as a result of which the models may be modified from time to time.  As a result of such periodic modifications, it is possible that the trading strategies used by Campbell & Company in the future may be different from the strategies presently in use, or that which were used in the past.  Any modification of the models will not be subject to any requirement that Limited Partners receive notice of the change or consent to it.  There can be no assurance as to the effects (positive or negative) of any modification on the Fund’s performance.  No assurance can be given that the trading strategy used or to be used by Campbell & Company will be successful under all or any market conditions.

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

Futures, Forwards and Swaps

Futures, Forwards and Swaps Trading Can be Highly Volatile

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

Futures and Forwards Trading Involves Substantial Leverage

The low margin deposits normally required in futures and forward contracts trading permit an extremely high degree of leverage; margin requirements for futures and forward contracts trading being in some cases as little as 2% of the face value of the contracts traded.  Accordingly, the Fund is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures or forward contract may result in immediate and substantial losses to the investor.  For example, if at the time of purchase, 10% of the price of the futures or forward contract is deposited as margin, a 10% decrease in the price of the futures or forward contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions.  The Fund’s ratio of margin to equity is typically 10% to 30%.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures and Forwards Trading May Be Illiquid

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

Forwards Trading and its Counterparty, Regulatory and Related Risks

The Fund may, but is not limited to, trade forward contracts in currencies.  A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at a specified date in the future at a specified price and, therefore, is similar to a futures contract.

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In response to the recent financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Fund, Campbell & Company, and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

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

The SEC and CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades became subject to these rules in 2014.  It is not yet clear when the parallel SEC requirements will go into effect.  Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Fund decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

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

These hedging techniques using swaps involve one or more of the following risks:  (i) imperfect correlation between the performance and value of the instrument and the value of the Fund securities or other objective of Campbell & Company; (ii) possible lack of a secondary market for closing out a position in such instrument; (iii) losses resulting from interest rate, spread or other market movements not anticipated by Campbell & Company; (iv) the possible obligation to meet additional margin or other payment requirements, all of which could worsen the Fund’s position; and (v) default or refusal to perform on the part of the counterparty with which the Fund trades.  Furthermore, to the extent that any hedging strategy involves the use of over-the-counter swap transactions, such a strategy would be affected by implementation of the various regulations adopted pursuant to Dodd-Frank.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Fund

Considerable regulatory attention has been focused on non-traditional investment pools.  Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the “hedge fund” industry in general.  Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions.  It is impossible to predict what, if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future.  Any such regulation could have a material adverse impact on the profit potential of the Fund or the ability of the Fund to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Limited Partners.

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

All performance information included in this Form 10K is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

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

Although Campbell & Company regularly monitors the financial condition of the counterparties it uses, if the Fund’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Fund’s assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

Risks due to Redemption or Credit Restriction

The Fund is subject to the risk that its major institutional investors may be compelled to redeem or that the Fund’s counterparties or brokers will be required to restrict the amount of credit previously granted to the Fund due to their own financial difficulties, resulting in forced liquidation of substantial portions of the Fund’s trading program.

There are No Independent Experts Representing Investors

Campbell & Company has consulted with counsel, accountants and other experts regarding the formation and operation of the Fund. No counsel has been appointed to represent the Investors in connection with the offering of the Units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in the Fund.

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

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund. A transferee shall not become a substituted Investor without the written consent of the General Partner. See “Appendix A – Amended and Restated Declaration of Fund and Fund Agreement.”

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

Campbell & Company has a conflict of interest because it acts as General Partner and sole trading advisor for the Fund. Since Campbell & Company acts as both trading advisor and General Partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a brokerage fee of up to 7% (of which 3% is retained) and a 20% performance fee. Campbell & Company, as General Partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.

The Value Of The Shares Will Be Adversely Affected If The Fund is Required To Make Indemnification Payments

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2014, there were 10,533 Limited Partners in the Registrant and 223,825.939 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

		For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total Assets	$690,656	$727,627	$797,867	$960,593	$1,450,843
Total Partners’ Capital	676,482	710,325	778,039	935,207	1,417,846
Total Net Trading Gain (Loss) (includes brokerage commissions)	144,246	113,936	57,127	(8,624)	208,247
Net Income (Loss)	100,452	60,888	(2,809)	(93,503)	109,314
Net Income (Loss) Per General and Limited Partner Unit *	398.71	200.29	(7.87)	(190.91)	175.36
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	461.28	178.78	(29.88)	(198.69)	216.49
Weighted Average Number of Units Outstanding	251,943.822	304,003.690	357,029.398	489,767.202	623,359.922

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2014 and 2013.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2014	2014	2014	2014
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(68,552)	$32,235	$85,463	$95,100
Net Income (Loss)	(79,635)	21,822	74,872	83,393
Net Income (Loss) per General and Limited Partner Unit *	(290.40)	83.91	287.91	362.06
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(292.42)	83.40	309.71	360.59
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,268.66	2,352.06	2,661.77	3,022.36
Weighted Number of Units Per Period	274,222.329	260,055.228	243,168.584	230,329.146

*	-	Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2013	2013	2013	2013
Total Net Trading Gain (Loss) (includes brokerage commissions)	$51,665	$47,140	$(16,719)	$31,850
Net Income (Loss)	38,200	32,888	(29,559)	19,359
Net Income (Loss) per General and Limited Partner Unit *	118.64	106.74	(98.92)	67.43
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	115.57	100.63	(101.15)	63.73
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,497.87	2,598.50	2,497.35	2,561.08
Weighted Number of Units Per Period	321,979.333	308,110.764	298,819.052	287,105.613

*	-	Based on weighted average number of units outstanding during the period.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund’s assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for the years ended December 31, 2014, 2013, and 2012 were 18.01%, 7.50%, and (1.24)%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2014, 2013 and 2012, the Fund accrued brokerage fees in the amounts of $44,356,653, $54,768,729, and $62,173,181, respectively, and paid brokerage fees in the amounts of $44,572,291, $55,177,236, and $63,123,144, respectively. No performance fees were accrued or paid during the years ended December 31, 2014, 2013 and 2012.

2014 (For the Year Ended December 31)

Of the 18.01% return for the year, approximately 25.92% was due to trading gains (before commissions) and approximately 0.27% was due to investment income, offset by approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 18.01% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.65%
Currencies	9.94
Interest Rates	15.53
Stock Indices	(3.20)
25.92%

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

Interest rate and commodity gains lead to a profitable October.  Profits from interest rate, commodity, and foreign exchange positions were somewhat offset by losses on stock index holdings.  The largest gains for October came from long global interest rate positions.  Global growth fears gripped markets early in the month and drove fixed income products higher.  Persistent economic weakness across Europe and Asia sparked concerns that the U.S. economic recovery could be negatively impacted.  Sharply falling energy prices also created concern over deflationary pressures which could keep U.S. interest rates lower for longer.  Central banks in Japan and Sweden enacted additional easing measures during the month to fight slow growth and deflationary forces.  Commodity positions, especially from the trend following strategies, were another source of profits during the month.  Short energy exposure was one of the best performing sub-sectors.  Abundant U.S. supplies linked with falling global demand pushed the energy complex lower.  Short positions on precious metals also added to gains as a stronger U.S. dollar and a dampening of geopolitical and Ebola fears caused a sell-off in gold and silver.  Grains were the worst performing commodity sub-sector during October.  Short positioning from the trend following strategies on corn and wheat was hurt by market short covering which pushed prices higher, reversing the recent multi-month downtrend.  Foreign exchange contributed small gains.  Long U.S. dollar positioning versus the Japanese yen and the euro proved profitable.  Diverging central bank policy paths created fresh opportunities for the strategies during October.  Stock index positioning, from both trend and non-trend strategies, experienced the largest offsetting losses during the month.  Global long holdings early in October suffered from the global stock sell-off.  Energy stocks led indexes lower as over-supply and a lack of global demand caused a rout in physical energy prices.  Stock index prices bounced during the second half of the month, but by then the strategies had reduced long positioning and were in a more defensive posture in equities overall.

Profits from all major sectors lead to strong gains for November.  The largest gains for November came from long global interest rate positions within the trend-following program.  Global central banks were again in focus as the European Central Bank head Draghi gave his strongest statements yet that the bank could begin a US-style quantitative easing program in the near future.  Additional stimulus is also expected from the Japanese central bank as they continue their long battle over slow growth and deflationary forces.  Commodity positions were another source of profits during the month.  Short energy exposure was the best performing sub-sector and dominated positive P&L within the sector overall.  Both trend following and non-trend following strategies contributed to the energy gains. The downtrend in prices within the crude complex continued during November.  The sell-off accelerated late in the month when OPEC announced that they would not cut production to address the sharply lower prices seen over the past several months.  The worst performing sub-sector was industrial metals where non-trend strategies showed most of the losses.  Long positioning on zinc and aluminum suffered as Chinese growth concerns linked with low global demand pushed the metals lower.  Foreign exchange contributed additional gains to the Fund.  Long US dollar positioning versus the Japanese yen proved profitable.  Falling Japanese inflation and some weaker than expected economic reports weakened the yen significantly versus the US dollar.  Stock index positioning, from both trend and non-trend strategies, proved profitable during the month.  Global long holdings rose as major central banks, namely within China, Europe, and Japan, continued to provide, or gave indications that they would provide, additional stimulus.

Solid gains were realized in December to close-out a year of strong performance. Profits came from interest rate, foreign exchange, and commodity holdings offset mostly by stock index position losses. The largest gains for December came from long global interest rate positions within both the trend-following and non-trend following strategies. Global interest rate products rallied during the month as the collapse in crude oil prices has led to a sharp decline in inflation expectations. Geo-political uncertainty also helped to boost prices as the Russian ruble crisis and uncertainty around the Greek political situation drove safe-haven buying. Gains were particularly strong within Japan and Europe as those central banks remain committed to additional quantitative easing measures. Foreign exchange contributed additional gains, driven by the trend following systems. Overall, long US dollar positioning proved profitable as the US FOMC dropped its pledge to keep interest rates near zero for a “considerable time” as the American economy continued to show signs of strengthening. Short positioning on the Mexican peso versus the US dollar was one of the best performing FX holdings. The peso sank in value as plunging oil prices damped speculation that a projected energy boom in the country would attract foreign investment and spur economic growth. Commodity positions were another source of profit during the month. Trend following strategies showed gains while non-trend programs produced offsetting losses. Short energy exposure was the best performing sub-sector and dominated returns in the sector as short positions in Brent and Gas Oil provided the largest gains. Oil prices continued to tumble amid the stronger US dollar and OPEC failed to intervene in the market to stop the slide. Some offsetting losses were seen within the grains and precious metal commodity sub-sectors. Stock index positioning, from both trend and non-trend systems, proved unprofitable during the month. Global stock index performance was mixed during the month with most indices losing value. The ongoing decline in the energy complex, the Russian ruble crisis, and Greek political uncertainty all fueled a general risk reduction in stocks.

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

The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The current methodology used to calculate the aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2014, 2013 and 2012 and the trading gains/losses by market category for the years then ended.

	December 31, 2014
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	1.05%	3.65%
Currencies	0.84%	9.94%
Interest Rates	0.94%	15.53%
Stock Indices	0.53%	(3.20)%

Aggregate/Total	1.31%	25.92%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the 18.01% return for the year, approximately 25.92% was due to trading gains (before commissions) and approximately 0.27% was due to investment income, offset by approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

	December 31, 2013
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.98%	3.74%
Currencies	0.67%	1.74%
Interest Rates	0.32%	(4.30)%
Stock Indices	1.07%	14.29%

Aggregate/Total	1.51%	15.47%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 54 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Management’s Annual Report on Internal Control over Financial Reporting

Campbell & Company, LP (“Campbell & Company”), the general partner of the Fund is responsible for the management of the Fund. Management of Campbell & Company (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Fund’s internal control over financial reporting was effective.

Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2014, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)
Security Ownership of Management. As of December 31, 2014, Campbell & Company owned 589.787 Units of General Partnership Interest having a value of $1,782,549. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Amount and Nature
	Name of Beneficial	of Beneficial
Title of Class	Owner	Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, L.P.	589.787 Units	0.26% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2014 and 2013 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2014 and 2013 were $178,750 and $178,750, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	See Financial Statements beginning on page 54 hereof.

	(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

	(3)	Exhibits

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (1)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (2)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Non-Custody Investment Advisory Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2014 and 2013, (ii) Statements of Financial Condition December 31, 2014 and 2013, (iii) Statements of Operations For the Years Ended December 31, 2014, 2013 and 2012, (iv) Statements of Cash Flows For the Years Ended December 31, 2014, 2013 and 2012, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2014, 2013 and 2012, (vi) Financial Highlights For the Years Ended December 31, 2014, 2013 and 2012, (vii) Notes to Financial Statements.

(1) Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011 and incorporated herein by reference.

(2) Previously filed as an exhibit to Registration Statement on Form S-1 on August 9, 1993 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q on May 15, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2015.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 30, 2015.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2014

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES

Report of Independent Registered Public Accounting Firm	56

Financial Statements

Condensed Schedules of Investments December 31, 2014 and 2013	57 - 60

Statements of Financial Condition December 31, 2014 and 2013	61

Statements of Operations For the Years Ended December 31, 2014, 2013 and 2012	62

Statements of Cash Flows For the Years Ended December 31, 2014, 2013 and 2012	63

Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2014, 2013 and 2012	64

Financial Highlights For the Years Ended December 31, 2014, 2013 and 2012	65

Notes to Financial Statements	66 - 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2014 and 2013, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

March 27, 2015

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,991,989	2.37%
	Credit Cards	3,806,084	0.56%
	Equipment Loans	1,621,596	0.24%
	Utility Rate Reduction Bonds	1,145,484	0.17%
	Total Asset Backed Securities (cost $22,580,626)	22,565,153	3.34%

	Commercial Paper
	Japan
	Financials (cost $9,698,652)	9,698,679	1.43%
	United States
	Consumer Discretionary	47,512,534	7.02%
	Consumer Staples	22,704,472	3.36%
	Energy	49,817,122	7.36%
	Financials	30,735,921	4.54%
	Industrials	15,194,354	2.25%
	Materials	3,799,837	0.56%
	Technology	15,000,000	2.22%
	Utilities	23,729,795	3.51%
	Total United States (cost $208,478,887)	208,494,035	30.82%
	Total Commercial Paper (cost $218,177,539)	218,192,714	32.25%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,018,800	2.96%
	United States
	Communications	12,074,841	1.79%
	Consumer Discretionary	47,643,073	7.04%
	Consumer Staples	4,226,861	0.63%
	Financials	81,663,381	12.07%
	Health Care	4,079,065	0.60%
	Technology	3,891,332	0.58%
	Utilities	1,711,307	0.25%
	Total United States (cost $155,283,058)	155,289,860	22.96%
	Total Corporate Bonds (cost $175,283,058)	175,308,660	25.92%

	Government And Agency Obligations
	United States
$75,940,000	U.S. Treasury Bills U.S. Treasury Bills Due 01/08/2015*	75,939,943	11.23%
$45,000,000	U.S. Treasury Bills Due 01/22/2015*	44,999,869	6.65%
$36,500,000	U.S. Treasury Bills Due 01/29/2015*	36,499,879	5.39%
	Total Government And Agency Obligations (cost $157,439,691)	157,439,691	23.27%

	Total Fixed Income Securities ** (cost $573,480,914)	$573,506,218	84.78%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$8,007,627	1.18%
	(cost $8,007,627)
	Total Short Term Investments (cost $8,007,627)	$8,007,627	1.18%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(1,321,610)	(0.20)%
Energy	(19,438)	0.00%
Metals	(1,288,040)	(0.19)%
Stock indices	(735,541)	(0.11)%
Short-term interest rates	605,099	0.09%
Long-term interest rates	14,143,229	2.09%
Net unrealized gain (loss) on long futures contracts	11,383,699	1.68%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,003,325	0.15%
Energy	2,665,252	0.39%
Metals	2,493,140	0.37%
Stock indices	(103,721)	(0.01)%
Short-term interest rates	22,645	0.00%
Net unrealized gain (loss) on short futures contracts	6,080,641	0.90%

Net unrealized gain (loss) on open futures contracts	$17,464,340	2.58%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(18,920,422)	(2.80)%
Various short forward currency contracts	32,497,189	4.81%
Net unrealized gain (loss) on open forward currency contracts	$13,576,767	2.01%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $99,999,816 deposited with the futures brokers and $57,439,875 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$21,053,508	2.96%
	(cost $21,000,000)

	Commercial Paper
	Cayman Islands
	Energy	18,589,411	2.62%
	(cost $18,588,544)
	United States
	Consumer Discretionary	14,999,763	2.11%
	Consumer Staples	14,999,447	2.11%
	Energy	74,261,729	10.46%
	Financials	39,991,100	5.63%
	Materials	19,994,490	2.82%
	Utilities	13,947,852	1.96%
	Total United States (cost $178,180,404)	178,194,381	25.09%
	Total Commercial Paper (cost $196,768,948)	196,783,792	27.71%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,047,500	2.82%
	United States
	Communications	21,302,694	3.00%
	Consumer Discretionary	29,215,372	4.11%
	Financials	161,885,555	22.79%
	Health Care	7,302,511	1.03%
	Total United States (cost $219,405,453)	219,706,132	30.93%
	Total Corporate Bonds (cost $239,405,453)	239,753,632	33.75%

	Government And Agency Obligations
	Multi National
	Multi National Agency (cost $30,750,000)	30,746,925	4.33%
	United States
$124,800,000	U.S. Treasury Bills U.S. Treasury Bills Due 01/02/2014*	124,799,973	17.57%
$49,100,000	U.S. Treasury Bills Due 01/09/2014*	49,099,810	6.91%
$6,500,000	U.S. Treasury Bills Due 02/27/2014*	6,499,734	0.92%
	Total United States (cost $180,399,517)	180,399,517	25.40%
	Total Government And Agency Obligations (cost $211,149,517)	211,146,442	29.73%

	Total Fixed Income Securities ** (cost $668,323,918)	$668,737,374	94.15%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$523	0.00%
	(cost $523)
	Total Short Term Investments (cost $523)	$523	0.00%

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Equity in futures broker trading accounts
Cash	$77,340,700	$38,252,871
Fixed income securities (cost $99,999,816 and $124,799,973, respectively)	99,999,816	124,799,973
Net unrealized gain (loss) on open futures contracts	17,464,340	15,878,659
Total equity in futures broker trading accounts	194,804,856	178,931,503

Cash and cash equivalents	316,533	158,320
Short term investments (cost $8,007,627 and $523, respectively)	8,007,627	523
Fixed income securities (cost $473,481,098 and $543,523,945, respectively)	473,506,402	543,937,401
Net unrealized gain (loss) on open forward currency contracts	13,576,767	3,613,827
Interest receivable	444,005	984,975
Total assets	$690,656,190	$727,626,549

LIABILITIES
Accounts payable	$403,769	$$393,695
Brokerage fee payable	4,024,255	4,239,893
Accrued commissions and other trading fees on open contracts	77,771	128,320
Offering costs payable	302,436	265,023
Redemptions payable	9,365,497	12,274,381
Total liabilities	14,173,728	17,301,312

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 589.787 and 1,106.508 redeemable units outstanding at December 31, 2014 and December 31, 2013, respectively	1,782,549	2,833,856
Limited Partners - 223,236.152 and 276,246.741 redeemable units outstanding at December 31, 2014 and December 31, 2013, respectively	674,699,913	707,491,381
Total partners' capital (Net Asset Value)	676,482,462	710,325,237

Total liabilities and partners' capital (Net Asset Value)	$690,656,190	$727,626,549

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$87,560,065	$95,689,835	$60,058,452
Change in unrealized	1,585,681	9,721,053	(9,548,536)
Brokerage commissions	(3,515,221)	(5,331,902)	(4,099,294)
Net gain (loss) from futures trading	85,630,525	100,078,986	46,410,622

Forward currency trading gains (losses)
Realized	48,874,368	26,813,492	15,495,335
Change in unrealized	9,962,940	(12,692,003)	(4,504,743)
Brokerage commissions	(221,887)	(264,490)	(273,764)
Net gain (loss) from forward currency trading	58,615,421	13,856,999	10,716,828

Total net trading gain (loss)	144,245,946	113,935,985	57,127,450

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,097,352	2,885,191	3,676,598
Realized gain (loss) on fixed income securities	8,776	128,420	69,747
Change in unrealized gain (loss) on fixed income securities	(388,152)	142,151	156,402
Total investment income	1,717,976	3,155,762	3,902,747

Expenses
Brokerage fee	44,356,653	54,768,729	62,173,181
Operating expenses	1,155,305	1,435,067	1,666,407

Total expenses	45,511,958	56,203,796	63,839,588

Net investment income (loss)	(43,793,982)	(53,048,034)	(59,936,841)

NET INCOME (LOSS)	$100,451,964	$60,887,951	$(2,809,391)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$398.71	$200.29	$(7.87)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$461.28	$178.78	$(29.88)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	251,943.822	304,003.690	357,029.398

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$100,451,964	$60,887,951	$(2,809,391)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(11,160,469)	2,828,799	13,896,877
(Increase) decrease in restricted cash	0	0	44,204,325
(Increase) decrease in interest receivable	540,970	(246,805)	229,927
Increase (decrease) in accounts payable and accrued expenses	(256,113)	(494,330)	(971,355)
Purchases of investments	(12,769,700,361)	(16,782,367,654)	(32,449,847,326)
Sales/maturities of investments	12,856,536,261	16,852,338,588	32,527,167,508

Net cash from (for) operating activities	176,412,252	132,946,549	131,870,565

Cash flows from (for) financing activities
Redemption of units	(135,215,565)	(127,827,501)	(155,717,981)
Offering costs paid	(1,950,645)	(2,806,630)	(3,227,571)
Net cash from (for) financing activities	(137,166,210)	(130,634,131)	(158,945,552)

Net increase (decrease) in cash and cash equivalents	39,246,042	2,312,418	(27,074,987)

Unrestricted cash
Beginning of year	38,411,191	36,098,773	63,173,760

End of year	$77,657,233	$38,411,191	$36,098,773

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	$77,340,700	$38,252,871	$18,486,160
Cash and cash equivalents	316,533	158,320	17,612,613

Total end of year cash and cash equivalents	$77,657,233	$38,411,191	$36,098,773

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2011	4,330.602	$10,446,192	383,372.068	$924,761,248	387,702.670	$935,207,440

Net income (loss)		90,594		(2,899,985)		(2,809,391)
Transfers in	10.877	25,912	0.000	0	10.877	25,912
Transfers out	0.000	0	(10.877)	(25,912)	(10.877)	(25,912)
Redemptions	(2,017.431)	(5,003,273)	(59,093.467)	(145,982,300)	(61,110.898)	(150,985,573)
Offering costs		(22,845)		(3,350,521)		(3,373,366)
Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss)		513,977		60,373,974		60,887,951
Redemptions	(1,217.540)	(3,200,000)	(48,020.983)	(122,720,760)	(49,238.523)	(125,920,760)
Offering costs		(16,701)		(2,664,363)		(2,681,064)
Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss)		456,833		99,995,131		100,451,964
Redemptions	(516.721)	(1,500,000)	(53,010.589)	(130,806,681)	(53,527.310)	(132,306,681)
Offering costs		(8,140)		(1,979,918)		(1,988,058)
Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net Asset Value per General and Limited Partner Unit
December 31, 2014	December 31, 2013	December 31, 2012

$3,022.36	$2,561.08	$2,382.30

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	2014	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,561.08	$2,382.30	$2,412.18

Income (loss) from operations:
Total net trading gains (losses) (1)	642.99	362.10	147.45
Net investment income (loss) (1)	(173.82)	(174.50)	(167.88)

Total net income (loss) from operations	469.17	187.60	(20.43)

Offering costs (1)	(7.89)	(8.82)	(9.45)

Net asset value per unit at end of year	$3,022.36	$2,561.08	$2,382.30

Total Return	18.01%	7.50%	(1.24)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.26%	7.31%	7.28%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.26%	7.31%	7.28%

Net investment income (loss) (2)	(6.99) %	(6.90)%	(6.84)%

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
DECEMBER 31, 2014

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

The Fund meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fixed income investments, other than U.S. Treasury Bills, are held at the custodian and marked to market on the last business day of the reporting period using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury Bills are held at the futures brokers or interbank market makers and are stated at cost plus accretion, which approximates fair value. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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
DECEMBER 31, 2014

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014 and 2013, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,007,627	$0	$0	$8,007,627
Fixed income securities	0	573,506,218	0	573,506,218
Other Financial Instruments
Exchange-traded futures contracts	17,464,340	0	0	17,464,340
Forward currency contracts	0	13,576,767	0	13,576,767
Total	$25,471,967	$587,082,985	$0	$612,554,952

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$523	$0	$0	$523
Fixed income securities	0	668,737,374	0	668,737,374
Other Financial Instruments
Exchange-traded futures contracts	15,878,659	0	0	15,878,659
Forward currency contracts	0	3,613,827	0	3,613,827
Total	$15,879,182	$672,351,201	$0	$688,230,383

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2014 and 2013.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2011 through 2014 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2014 and December 31, 2013, the Fund has the potential remaining reimbursement amount of approximately $40.4 million and $42.3 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $305,917 and $263,563, respectively. At December 31, 2014, and December 31, 2013, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $302,436 and $265,023, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
DECEMBER 31, 2014

Note 2.  GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, LP, which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. Effective December 2, 2014, Campbell & Company, Inc. changed its name and form of entity to Campbell & Company, LP.  Campbell & Company refers to either Campbell & Company, Inc. or Campbell & Company, LP depending on the applicable period discussed.  The Amended Agreement of Limited Partnership provides that Campbell & Company may make withdrawals of its units, provided that such withdrawals do not reduce Campbell & Company's aggregate percentage interest in the Fund to less than 1% of the net aggregate contributions.

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

Note 3.  CASH MANAGER AND CUSTODIAN

Prior to March 2014, Horizon Cash Management, LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. In February 2014, the Fund signed an agreement with PNC Capital Advisors, LLC to replace Horizon Cash Management, LLC as the cash manager for the Fund effective March 1, 2014. Both Horizon Cash Management, LLC was and PNC Capital Advisors, LLC is registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of December 31, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with the RBS and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 6.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2014, 2013 and 2012.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2014 and 2013 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,078,045	$(1,396,330)	$(318,285)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,759,040	(113,226)	2,645,814
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,162,809	(1,957,709)	1,205,100
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	810,026	(1,649,288)	(839,262)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	908,365	(280,621)	627,744
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	14,372,166	(228,937)	14,143,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	37,264,589	(23,687,822)	13,576,767
Totals		$60,355,040	$(29,313,933)	$31,041,107
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,547,428	$(1,489,015)	$2,058,413
Energy Contracts	Net unrealized gain (loss) on open futures contracts	66,870	(1,385,506)	(1,318,636)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,683,858	(5,685,115)	(1,001,257)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,591,607	(164,832)	16,426,775
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	902,280	(2,441,488)	(1,539,208)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,522,996	(270,424)	1,252,572
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	29,519,154	(25,905,327)	3,613,827
Totals		$56,834,193	$(37,341,707)	$19,492,486
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2014, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Year Ended December 31, 2014	Trading Gains / (Losses) for the Year Ended December 31, 2013	Trading Gains / (Losses) for the Year Ended December 31, 2012
Agriculture Contracts	$(2,200,448)	$15,039,159	$16,456,739
Energy Contracts	32,892,573	(12,619,437)	5,343,451
Metal Contracts	(10,916,860)	28,527,602	(29,128,206)
Stock Indices Contracts	(25,537,308)	108,892,903	25,323,038
Short-Term Interest Rate Contracts	(8,780,750)	(24,548,420)	17,945,862
Long-Term Interest Rate Contracts	103,697,054	(9,746,104)	14,950,439
Forward Currency Contracts	58,837,308	14,121,489	10,990,592
Total	$147,991,569	$119,667,192	$61,881,915

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Year Ended December 31, 2014	Trading Gains / (Losses) for the Year Ended December 31, 2013	Trading Gains / (Losses) for the Year Ended December 31, 2012
Futures trading gains (losses):
Realized **	$87,568,580	$95,824,650	$60,439,859
Change in unrealized	1,585,681	9,721,053	(9,548,536)
Forward currency trading gains (losses):
Realized	48,874,369	26,813,492	15,495,335
Change in unrealized	9,962,939	(12,692,003)	(4,504,743)
Total	$147,991,569	$119,667,192	$61,881,915
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2014, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 75,900; 113,100 and 87,700, respectively, and the monthly average of notional value of forward currency contracts was $5,298,000,000; $6,406,000,000 and $6,005,000,000, respectively.

Open contracts generally mature within twelve months; as of December 31, 2014, the latest maturity date for open futures contracts is March 2016 and the latest maturity date for open forward currency contracts is March 2015. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The Fund has entered into ISDA Agreements with UBS AG and RBS. Under the terms of each ISDA Agreement, upon the designation of an Event of Default, as defined in each ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2014 and 2013 was $157,436,691 and $180,399,517, respectively, which equals 23% and 25% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2014 and 2013 was $103,335 and $97,130, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at December 31, 2014 or December 31, 2013.

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

Offsetting of Derivative Assets
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,539,188	$(2,856,927)	$8,682,261
Futures contracts	Goldman Sachs	11,551,263	(2,769,184)	8,782,079
Total futures contracts		23,090,451	(5,626,111)	17,464,340
Forward currency contracts	UBS AG	18,635,604	(11,843,876)	6,791,728
Forward currency contracts	Royal Bank of Scotland	18,628,985	(11,843,946)	6,785,039
Total forward currency contracts		37,264,589	(23,687,822)	13,576,767
Total derivatives		$60,355,040	$(29,313,933)	$31,041,107

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$8,682,261	$0	$0	$8,682,261
Goldman Sachs	8,782,079	0	0	8,782,079
UBS AG	6,791,728	0	0	6,791,728
Royal Bank of Scotland	6,785,039	0	0	6,785,039
Total	$31,041,107	$0	$0	$31,041,107
Offsetting of Derivative Liabilities
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,856,927	$(2,856,927)	$0
Futures contracts	Goldman Sachs	2,769,184	(2,769,184)	0
Total futures contracts		5,626,111	(5,626,111)	0
Forward currency contracts	UBS AG	11,843,876	(11,843,876)	0
Forward currency contracts	Royal Bank of Scotland	11,843,946	(11,843,946)	0
Total forward currency contracts		23,687,822	(23,687,822)	0
Total derivatives		$29,313,933	$(29,313,933)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
DECEMBER 31, 2014

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

Note 10.  SUBSEQUENT EVENTS

Effective January 1, 2015, the Fund has entered into an agreement with Northern Trust Hedge Fund Services LLC to serve as Administrator of the Fund. Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no additional subsequent events to disclose or record.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E-1