Form 10-Q
period 2015-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2015-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes ☐ No ☑

TABLE OF CONTENTS
		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2015 and December 31, 2014 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	22-27

Item 4.	Controls and Procedures.	27

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

SIGNATURES		29

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$27,430,866	3.84%
	Credit Cards	12,147,123	1.70%
	Equipment Loans	4,172,537	0.58%
	Utility Rate Reduction Bonds	1,145,390	0.16%
	Total Asset Backed Securities (cost $44,878,317)	44,895,916	6.28%

	Commercial Paper
	Switzerland
	Financials (cost $8,730,196)	8,733,738	1.22%
	United States
	Consumer Discretionary	33,877,243	4.74%
	Consumer Staples	15,249,983	2.13%
	Energy	43,448,708	6.08%
	Financials	61,540,974	8.61%
	Health Care	15,081,753	2.11%
	Industrials	4,999,948	0.70%
	Materials	18,145,382	2.54%
	Utilities	46,216,725	6.46%
	Total United States (cost $238,511,977)	238,560,716	33.37%
	Total Commercial Paper (cost $247,242,173)	247,294,454	34.59%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,008,940	2.80%
	United States
	Communications	18,331,701	2.56%
	Consumer Discretionary	27,715,011	3.88%
	Consumer Staples	7,312,985	1.02%
	Financials	90,380,406	12.64%
	Health Care	10,743,569	1.50%
	Technology	11,626,442	1.63%
	Utilities	1,695,393	0.24%
	Total United States (cost $168,008,006)	167,805,507	23.47%
	Total Corporate Bonds (cost $188,008,006)	187,814,447	26.27%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$14,750,000	U.S. Treasury Bills Due 04/02/2015*	14,750,000	2.06%
$100,000,000	U.S. Treasury Bills Due 04/23/2015*	99,999,200	13.99%
$19,975,000	U.S. Treasury Bills Due 06/25/2015*	19,974,641	2.80%
	Total Government And Agency Obligations (cost $134,721,951)	134,723,841	18.85%

	Total Fixed Income Securities ** (cost $614,850,447)	$614,728,658	85.99%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,182)	$1,182	0.00%
	Total Short Term Investments (cost $1,182)	$1,182	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2015 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$47,844	0.01%
Metals	(1,210,843)	(0.17)%
Stock indices	(379,804)	(0.05)%
Short-term interest rates	1,302,001	0.18%
Long-term interest rates	3,657,085	0.51%
Net unrealized gain (loss) on long futures contracts	3,416,283	0.48%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	3,225,667	0.45%
Energy	1,753,817	0.25%
Metals	270,264	0.04%
Stock indices	(2,025)	0.00%
Short-term interest rates	(1,697,457)	(0.24)%
Net unrealized gain (loss) on short futures contracts	3,550,266	0.50%

Net unrealized gain (loss) on open futures contracts	$6,966,549	0.98%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(7,670,179)	(1.07)%
Various short forward currency contracts	24,701,297	3.45%
Net unrealized gain (loss) on open forward currency contracts	$17,031,118	2.38%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $99,999,200 deposited with the futures brokers and $34,724,641 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,991,989	2.37%
	Credit Cards	3,806,084	0.56%
	Equipment Loans	1,621,596	0.24%
	Utility Rate Reduction Bonds	1,145,484	0.17%
	Total Asset Backed Securities (cost $22,580,626)	22,565,153	3.34%

	Commercial Paper
	Japan
	Financials (cost $9,698,652)	9,698,679	1.43%
	United States
	Consumer Discretionary	47,512,534	7.02%
	Consumer Staples	22,704,472	3.36%
	Energy	49,817,122	7.36%
	Financials	30,735,921	4.54%
	Industrials	15,194,354	2.25%
	Materials	3,799,837	0.56%
	Technology	15,000,000	2.22%
	Utilities	23,729,795	3.51%
	Total United States (cost $208,478,887)	208,494,035	30.82%
	Total Commercial Paper (cost $218,177,539)	218,192,714	32.25%

	Corporate Bonds
	United Kingdom
	Materials (cost $20,000,000)	20,018,800	2.96%
	United States
	Communications	12,074,841	1.79%
	Consumer Discretionary	47,643,073	7.04%
	Consumer Staples	4,226,861	0.63%
	Financials	81,663,381	12.07%
	Health Care	4,079,065	0.60%
	Technology	3,891,332	0.58%
	Utilities	1,711,307	0.25%
	Total United States (cost $155,283,058)	155,289,860	22.96%
	Total Corporate Bonds (cost $175,283,058)	175,308,660	25.92%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$75,940,000	U.S. Treasury Bills Due 01/08/2015*	75,939,943	11.23%
$45,000,000	U.S. Treasury Bills Due 01/22/2015*	44,999,869	6.65%
$36,500,000	U.S. Treasury Bills Due 01/29/2015*	36,499,879	5.39%
	Total Government And Agency Obligations (cost $157,439,691)	157,439,691	23.27%

	Total Fixed Income Securities ** (cost $573,480,914)	$573,506,218	84.78%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $8,007,627)	$8,007,627	1.18%
	Total Short Term Investments (cost $8,007,627)	$8,007,627	1.18%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(1,321,610)	(0.20)%
Energy	(19,438)	0.00%
Metals	(1,288,040)	(0.19)%
Stock indices	(735,541)	(0.11)%
Short-term interest rates	605,099	0.09%
Long-term interest rates	14,143,229	2.09%
Net unrealized gain (loss) on long futures contracts	11,383,699	1.68%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,003,325	0.15%
Energy	2,665,252	0.39%
Metals	2,493,140	0.37%
Stock indices	(103,721)	(0.01)%
Short-term interest rates	22,645	0.00%
Net unrealized gain (loss) on short futures contracts	6,080,641	0.90%

Net unrealized gain (loss) on open futures contracts	$17,464,340	2.58%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(18,920,422)	(2.80)%
Various short forward currency contracts	32,497,189	4.81%
Net unrealized gain (loss) on open forward currency contracts	$13,576,767	2.01%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $99,999,816 deposited with the futures brokers and $57,439,875 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF FINANCIAL CONDITION March 31, 2015 and December 31, 2014 (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Equity in futures broker trading accounts
Cash	$90,705,337	$77,340,700
Fixed income securities (cost $99,997,725 and $99,999,816, respectively)	99,999,200	99,999,816
Net unrealized gain (loss) on open futures contracts	6,966,549	17,464,340
Total equity in futures broker trading accounts	197,671,086	194,804,856

Cash and cash equivalents	375,253	316,533
Short term investments (cost $1,182 and $8,007,627, respectively)	1,182	8,007,627
Fixed income securities (cost $514,852,722 and $473,481,098, respectively)	514,729,458	473,506,402
Net unrealized gain (loss) on open forward currency contracts	17,031,118	13,576,767
Interest receivable	493,131	444,005
Total assets	$730,301,228	$690,656,190

LIABILITIES
Accounts payable	$346,186	$403,769
Brokerage fee payable	4,238,494	4,024,255
Payable for securities purchased	3,095,400	0
Accrued commissions and other trading fees on open contracts	117,676	77,771
Offering costs payable	142,984	302,436
Redemptions payable	7,436,945	9,365,497
Total liabilities	15,377,685	14,173,728

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 589.787 redeemable units outstanding at March 31, 2015 and December 31, 2014	1,928,692	1,782,549
Limited Partners - 218,031.352 and 223,236.152 redeemable units outstanding at March 31, 2015 and December 31, 2014, respectively	712,994,851	674,699,913
Total partners' capital (Net Asset Value)	714,923,543	676,482,462

Total liabilities and partners' capital (Net Asset Value)	$730,301,228	$690,656,190

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$57,641,363	$(45,665,599)
Change in unrealized	(10,497,791)	(11,479,240)
Brokerage commissions	(797,958)	(1,145,119)
Net gain (loss) from futures trading	46,345,614	(58,289,958)

Forward currency trading gains (losses)
Realized	18,168,652	(9,529,764)
Change in unrealized	3,454,351	(664,135)
Brokerage commissions	(63,149)	(67,728)
Net gain (loss) from forward currency trading	21,559,854	(10,261,627)

Total net trading gain (loss)	67,905,468	(68,551,585)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	805,230	649,210
Realized gain (loss) on fixed income securities	196,747	0
Change in unrealized gain (loss) on fixed income securities	(147,093)	43,201
Total investment income	854,884	692,411

Expenses
Brokerage fee	12,576,929	11,466,888
Operating expenses	359,379	308,498

Total expenses	12,936,308	11,775,386

Net investment income (loss)	(12,081,424)	(11,082,975)

NET INCOME (LOSS)	$55,824,044	$(79,634,560)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average units outstanding during the period)	$251.22	$(290.40)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$247.79	$(292.42)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	222,211.456	274,222.329

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$55,824,044	$(79,634,560)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	7,190,533	12,100,174
Increase (decrease) in payable for securities purchased	3,095,400	0
(Increase) decrease in interest receivable	(49,126)	(129,291)
Increase (decrease) in accounts payable and accrued expenses	196,561	(801,795)
Purchases of investments	(2,565,468,357)	(3,240,919,974)
Sales/maturities of investments	2,532,105,269	3,323,805,558

Net cash from (for) operating activities	32,894,324	14,420,112

Cash flows from (for) financing activities
Redemption of units	(18,720,525)	(27,564,260)
Offering costs paid	(750,442)	(577,698)
Net cash from (for) financing activities	(19,470,967)	(28,141,958)

Net increase (decrease) in cash and cash equivalents	13,423,357	(13,721,846)

Unrestricted cash
Beginning of period	77,657,233	38,411,191

End of period	$91,080,590	$24,689,345

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$90,705,337	$24,500,949
Cash and cash equivalents	375,253	188,396

Total end of period cash and cash equivalents	$91,080,590	$24,689,345

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2015

Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss) for the three months ended March 31, 2015		147,708		55,676,336		55,824,044
Redemptions	0.000	0	(5,204.800)	(16,791,973)	(5,204.800)	(16,791,973)
Offering costs		(1,565)		(589,425)		(590,990)
Balances at March 31, 2015	589.787	$1,928,692	218,031.352	$712,994,851	218,621.139	$714,923,543

Three Months Ended March 31, 2014

Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss) for the three months ended March 31, 2014		(321,650)		(79,312,910)		(79,634,560)
Redemptions	0.000	0	(11,313.222)	(26,661,271)	(11,313.222)	(26,661,271)
Offering costs		(1,916)		(474,059)		(475,975)
Balances at March 31, 2014	1,106.508	$2,510,290	264,933.519	$601,043,141	266,040.027	$603,553,431

Net Asset Value per General and Limited Partner Unit

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013

$3,270.15	$3,022.36	$2,268.66	$2,561.08

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.
	Three Months Ended March 31,
	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,022.36	$2,561.08

Income (loss) from operations:
Total net trading gains (losses) (1)	304.82	(250.26)
Net investment income (loss) (1)	(54.37)	(40.42)

Total net income (loss) from operations	250.45	(290.68)

Offering costs (1)	(2.66)	(1.74)

Net asset value per unit at end of period	$3,270.15	$2,268.66

Total Return (3)	8.20%	(11.42)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.36%	7.11%
Performance fee (3)	0.00%	0.00%

Total expenses	7.36%	7.11%

Net investment income (loss) (2),(4)	(6.88)%	(6.69)%

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
MARCH 31, 2015 (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

The Fund meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated and are determined using the specific identification method. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fixed income investments are marked to market on the last business day of the reporting period by the Administrator using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2015 and December 31, 2014, and for the periods ended March 31, 2015 and 2014, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

	Fair Value at March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,182	$0	$0	$1,182
Fixed income securities	0	614,728,658	0	614,728,658
Other Financial Instruments
Exchange-traded futures contracts	6,966,549	0	0	6,966,549
Forward currency contracts	0	17,031,118	0	17,031,118
Total	$6,967,731	$631,759,776	$0	$638,727,507

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,007,627	$0	$0	$8,007,627
Fixed income securities	0	573,506,218	0	573,506,218
Other Financial Instruments
Exchange-traded futures contracts	17,464,340	0	0	17,464,340
Forward currency contracts	0	13,576,767	0	13,576,767
Total	$25,471,967	$587,082,985	$0	$612,554,952

The Fund recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2015 or the year ended December 31, 2014.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2011 through 2014 tax years remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2015 and December 31, 2014, the Fund has the potential remaining reimbursement amount of approximately $39.8 million and $40.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $142,984 and $305,917, respectively. At March 31, 2015, and December 31, 2014, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $142,984 and $302,436, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
MARCH 31, 2015 (Unaudited)

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

Note 3.  ADMINISTRATOR

Northern Trust Hedge Fund Services LLC became the Administrator of the Fund effective January 1, 2015. The Administrator receives fees at rates agreed upon between the Fund and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

Note 4.  CASH MANAGER AND CUSTODIAN

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

The Fund has a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund's custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

Note 5.  DEPOSITS WITH FUTURES BROKERS

The Fund deposits assets with UBS Securities LLC and Goldman, Sachs & Co. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures brokers. The Fund typically earns interest income on its assets deposited with the futures brokers.

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of March 31, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2015 and 2014.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

Note 8.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Note 9.  TRADING ACTIVITIES AND RELATED RISKS

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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2015 and December 31, 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2015 Fair Value	Liability Derivatives at March 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,284,240	$(1,010,729)	$3,273,511
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,989,604	(235,787)	1,753,817
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,762,105	(9,702,684)	(940,579)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,112,887	(3,494,716)	(381,829)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,322,672	(1,718,128)	(395,456)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,851,704	(1,194,619)	3,657,085
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	38,413,943	(21,382,825)	17,031,118
Totals		$62,737,155	$(38,739,488)	$23,997,667
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,078,045	$(1,396,330)	$(318,285)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,759,040	(113,226)	2,645,814
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,162,809	(1,957,709)	1,205,100
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	810,026	(1,649,288)	(839,262)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	908,365	(280,621)	627,744
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	14,372,166	(228,937)	14,143,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	37,264,589	(23,687,822)	13,576,767
Totals		$60,355,040	$(29,313,933)	$31,041,107
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2015 and 2014 is as follows:
Type of Instrument	Trading Gains / (Losses) for the Three Months Ended March 31, 2015	Trading Gains / (Losses) for the Three Months Ended March 31, 2014
Agriculture Contracts	$4,743,958	$675,357
Energy Contracts	537,428	(13,514,238)
Metal Contracts	(2,588,339)	(14,884,312)
Stock Indices Contracts	20,376,566	(32,135,312)
Short-Term Interest Rate Contracts	(1,814,846)	(2,213,814)
Long-Term Interest Rate Contracts	26,142,684	4,924,566
Forward Currency Contracts	21,623,003	(10,193,899)
Total	$69,020,454	$(67,341,652)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended March 31, 2015	Trading Gains / (Losses) for the Three Months Ended March 31, 2014
Futures trading gains (losses):
Realized **	$57,895,242	$(45,668,513)
Change in unrealized	(10,497,791)	(11,479,240)
Forward currency trading gains (losses):
Realized	18,168,652	(9,529,764)
Change in unrealized	3,454,351	(664,135)
Total	$69,020,454	$(67,341,652)
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 70,500 and 96,500, respectively, and the monthly average of notional value of forward currency contracts was $4,131,000,000 and $6,795,000,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2015, the latest maturity date for open futures contracts is June 2016 and the latest maturity date for open forward currency contracts is June 2015. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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

Under the terms of each master netting agreement with UBS Securities and Goldman, upon occurrence of a default by the Fund, as defined in respective account documents, UBS Securities and Goldman have the right to close out any or all open contracts held in the Fund's account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Fund's account. The Fund would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2015 and December 31, 2014 was $134,723,841 and $157,439,691, respectively, which equals 19% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market makers at March 31, 2015 and December 31, 2014 was $144,241 and $103,335, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2015 or December 31, 2014.

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the Collateral tables is limited to the net amount of unrealized loss at each counterparty. Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the Collateral tables.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

Offsetting of Derivative Assets
As of March 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,176,822	$(8,686,232)	$3,490,590
Futures contracts	Goldman Sachs	12,146,390	(8,670,431)	3,475,959
Total futures contracts		24,323,212	(17,356,663)	6,966,549
Forward currency contracts	UBS AG	19,206,967	(10,690,697)	8,516,270
Forward currency contracts	Royal Bank of Scotland	19,206,976	(10,692,128)	8,514,848
Total forward currency contracts		38,413,943	(21,382,825)	17,031,118
Total derivatives		$62,737,155	$(38,739,488)	$23,997,667

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,490,590	$0	$0	$3,490,590
Goldman Sachs	3,475,959	0	0	3,475,959
UBS AG	8,516,270	0	0	8,516,270
Royal Bank of Scotland	8,514,848	0	0	8,514,848
Total	$23,997,667	$0	$0	$23,997,667
Offsetting of Derivative Liabilities
As of March 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,686,232	$(8,686,232)	$0
Futures contracts	Goldman Sachs	8,670,431	(8,670,431)	0
Total futures contracts		17,356,663	(17,356,663)	0
Forward currency contracts	UBS AG	10,690,697	(10,690,697)	0
Forward currency contracts	Royal Bank of Scotland	10,692,128	(10,692,128)	0
Total forward currency contracts		21,382,825	(21,382,825)	0
Total derivatives		$38,739,488	$(38,739,488)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

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
MARCH 31, 2015 (Unaudited)

Note 10.  INDEMNIFICATIONS

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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2015 and December 31, 2014, and the statements of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2015 and December 31, 2014, and the results of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2015 and 2014.

Note 12.  SUBSEQUENT EVENTS

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

Results of Operations

The returns for the three months ending March 31, 2015 and 2014 were 8.20% and (11.42)%, respectively. During the three months ending March 31, 2015 and 2014, the Fund accrued brokerage fees in the amount of $12,576,929 and $11,466,888, respectively, and paid brokerage fees in the amount of $12,362,690 and $12,098,676, respectively. No performance fees were accrued or paid during these periods.

2015 (For the Three Months Ended March 31)

Of the 8.20% year to date return, approximately 10.13% was due to trading gains (before commissions) and approximately 0.12% due to investment income, offset by approximately (2.05)% due to brokerage fees, operating expenses and offering costs incurred by the Fund. An analysis of the 10.13% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	0.43%
Currencies	3.13
Interest Rates	3.68
Stock Indices	2.89

10.13%

Gains in interest rate holdings lead to gains during January as profits came from all sectors - interest rates, commodities, foreign exchange, and stock indexes.  The largest gains for January came from long global interest rate positions driven by the trend-following strategies as interest rate products rallied during the month.  Widespread deflationary concerns and slowing economic growth led to extraordinary central bank actions during the month. The European Central Bank (ECB) exceeded market expectations with their quantitative easing (QE) package and over ten other central banks eased financial conditions as well.  Commodity positions were another source of profits during the month.  Trend following strategies showed gains while non-trend programs produced some offsetting losses.  Short energy exposure was one of the best performing sub-sectors as the sell-off across the energy complex continued unabated.  Both WTI and Brent each lost more than 8% during the month.  In the industrial metal sub-sector, short copper positioning was also a winner as slowing demand and growing inventories sent the price to a five year low.  Precious metals produced the largest offsetting losses as shorts on silver and gold suffered from flight to safety buying during the month.  Foreign exchange contributed additional gains, driven by the trend following systems.  Long positioning in the U.S. dollar proved profitable, especially versus short the Canadian dollar and the euro.  The Canadian central bank unexpectedly cut interest rates pushing their currency sharply lower.  The ECB announced a larger than expected QE package that sent the euro down to levels not seen since 2003.  Some offsetting losses were experienced in short Swiss franc positioning when the Swiss National Bank shocked global markets by suddenly removing its three-year old peg to the euro which sent the franc sharply higher.  Stock index positioning from the trend following systems showed small additional gains during the month.  Gains were found from long positioning in Europe and Canada where central bank easing provided a boost to equities in those regions.

Stock index gains were offset by commodities and interest rates leaving the Fund with small losses in February.  The largest losses came from short commodity positions driven by both trend-following and non-trend following strategies.  Short energy exposure was one of the worst performing sub-sectors as the crude complex experienced a significant bounce during the month after a sharp six-month sell-off.  Signs of falling production, refinery disruptions, and cold weather helped to squeeze prices higher.  Grain positions added to losses as short positions in corn and wheat were hurt by stronger export sales.  Some offsetting gains were found in the soft commodities.  A short position in coffee experienced profits as improving weather in Brazil boosted prospects for an abundant harvest which weighed heavily on the product.  Interest rate positions were another source of losses during the month.  Trend following strategies showed declines while non-trend programs produced some offsetting gains.  Long positioning within the United States and the United Kingdom produced some of the largest losses as better economic data, improving inflation trends, and less dovish central bank comments pressured markets lower.  Foreign exchange contributed small additional losses.  Short positioning on the British pound versus the U.S. dollar suffered from hawkish U.K. central bank comments on the back of stronger than expected economic data.  Some offsetting gains came from short euro and short yen positions, both versus the U.S. dollar, as diverging central bank policy paths continue to provide opportunity for our strategies.  Stock index positioning from both trend following and non-trend following systems showed strong gains during the month.  Global profits were found from long positioning in the U.S., Japan, Australia, Europe, and Canada as a bounce in oil prices alleviated some fears around a global growth slowdown.  Pockets of stronger than expected economic data linked with a tentative resolution to the Greek geopolitical crisis fed the risk-on sentiment for stocks.

The Fund had gains in March as profits from foreign exchange, commodity, and interest rate holdings all contributed while stock index positions produced some offsetting losses during the month.  The largest profits for March were provided by foreign exchange positions from both trend following and non-trend strategies.  Short euro positioning versus the U.S. dollar was one of the best performing holdings.  The euro continued to trade lower as the European Central Bank’s unprecedented monetary stimulus contrasted sharply with the U.S. Federal Reserve, which many expect to raise interest rates later this year.  The euro was also pressured lower as Greece struggles to secure bailout funds and avert a default.  Other gains came from short positioning on several commodity currencies as the price of oil resumed its downward trend pulling those markets lower.  Commodities were another source of profits during the month.  Short positioning across the energy complex proved profitable as the sell-off in those markets began again amid new signs of global oversupply.  A potential political agreement with Iran also threatened to dump even more supply on the already saturated market if Western sanctions are scaled back.  Soft commodities were another source of gains.  Short positioning on sugar and coffee produced profits as favorable growing weather increased expectations for plentiful supplies of those commodities.  Small additional gains came from interest rate positions.  Long positioning across long-dated global instruments continues to be the theme for positioning within this sector.  Losses in Japan and Germany were more than offset by gains experienced in the United States, Australia, the United Kingdom, and Canada.  Global stock indexes showed losses from both trend and non-trend strategies.  Global stocks were mixed during March as some gains in Europe, helped by the ECB’s quantitative easing program, were offset by losses in the U.S., U.K., Canada, and Australia hampered by a stronger U.S. dollar and falling global commodity prices.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2015 and December 31, 2014 and the trading gains/losses by market category for the three months ended March 31, 2015 and the year ended December 31, 2014.

	March 31, 2015
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.72%	0.43%
Currencies	1.50%	3.13%
Interest Rates	0.91%	3.68%
Stock Indices	0.63%	2.89%

Aggregate/Total	2.08%	10.13%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the 8.20% year to date return, approximately 10.13% was due to trading gains (before commissions) and approximately 0.12% due to investment income, offset by approximately (2.05)% due to brokerage fees, operating expenses and offering costs incurred by the Fund.

	December 31, 2014
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.63%	3.65%
Currencies	0.84%	9.94%
Interest Rates	0.94%	15.53%
Stock Indices	0.53%	(3.20)%

Aggregate/Total	1.31%	25.92%

*	-
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

The following were the primary trading risk exposures of the Fund as of March 31, 2015, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2015.

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

Item 4. Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. Effective January 1, 2015, Northern Trust Hedge Fund Services LLC became the Administrator of the Fund. The Administrator's primary responsibilities are portfolio accounting and fund accounting services. The general partner maintains a full shadow set of books which are periodically reconciled to the Administrator. There were no other material changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2015 and December 31, 2014, (ii) Statements of Financial Condition March 31, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months Ended March 31, 2015 and 2014, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2015 and 2014, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2015 and 2014, (vi) Financial Highlights For the Three Months Ended March 31, 2015 and 2014, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)
	By:	Campbell & Company, LP
General Partner

Date: May 15, 2015	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2015 and December 31, 2014, (ii) Statements of Financial Condition March 31, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months Ended March 31, 2015 and 2014, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2015 and 2014, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2015 and 2014, (vi) Financial Highlights For the Three Months Ended March 31, 2015 and 2014, (vii) Notes to Financial Statements.