Form 10-Q
period 2015-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2015-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2015 and December 31, 2014 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	7

	Statements of Changes in Partners' Capital (Net Asset Value) for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	8

	Financial Highlights for the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	23-28

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$28,234,513	4.76%
	Credit Cards	8,326,742	1.40%
	Equipment Loans	3,900,004	0.66%
	Utility Rate Reduction Bonds	918,414	0.16%
	Total Asset Backed Securities (cost $41,365,515)	41,379,673	6.98%

	Commercial Paper
	Switzerland
	Financials (cost $2,002,971)	2,002,995	0.34%
	United States
	Consumer Discretionary	43,002,180	7.25%
	Consumer Staples	3,499,638	0.59%
	Energy	9,123,206	1.54%
	Financials	32,086,527	5.41%
	Industrials	21,675,519	3.65%
	Materials	16,154,099	2.72%
	Utilities	65,607,012	11.06%
	Total United States (cost $191,142,688)	191,148,181	32.22%
	Total Commercial Paper (cost $193,145,659)	193,151,176	32.56%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,321,064)	4,322,046	0.73%
	United States
	Communications	33,506,427	5.65%
	Consumer Discretionary	36,875,031	6.21%
	Consumer Staples	12,315,622	2.08%
	Financials	93,580,559	15.77%
	Health Care	10,720,599	1.81%
	Technology	8,291,213	1.40%
	Utilities	1,676,801	0.28%
	Total United States (cost $196,858,610)	196,966,252	33.20%
	Total Corporate Bonds (cost $201,179,674)	201,288,298	33.93%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$55,000,000	U.S. Treasury Bills Due 07/23/2015*	55,000,605	9.27%
$14,750,000	U.S. Treasury Bills Due 07/30/2015*	14,749,764	2.49%
$45,000,000	U.S. Treasury Bills Due 09/17/2015*	45,000,720	7.58%
$6,270,000	U.S. Treasury Bills Due 10/01/2015*	6,269,837	1.06%
$28,000,000	U.S. Treasury Bills Due 10/22/2015*	27,998,908	4.72%
	Total Government And Agency Obligations (cost $149,017,669)	149,019,834	25.12%

	Total Fixed Income Securities ** (cost $584,708,517)	$584,838,981	98.59%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $24,763)	$24,763	0.00%

	Total Short Term Investments (cost $24,763)	$24,763	0.00%

 See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2015 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$827,658	0.14%
Energy	129,797	0.02%
Metals	(6,914,226)	(1.17)%
Stock indices	(1,807,795)	(0.30)%
Short-term interest rates	1,196,003	0.20%
Long-term interest rates	127,099	0.02%
Net unrealized gain (loss) on long futures contracts	(6,441,464)	(1.09)%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	(8,652,784)	(1.46)%
Energy	(710,655)	(0.12)%
Metals	7,886,624	1.33%
Stock indices	175,998	0.03%
Short-term interest rates	(73,752)	(0.01)%
Long-term interest rates	(1,961,950)	(0.33)%
Net unrealized gain (loss) on short futures contracts	(3,336,519)	(0.56)%

Net unrealized gain (loss) on open futures contracts	$(9,777,983)	(1.65)%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(8,344,639)	(1.40)%
Various short forward currency contracts	1,618,240	0.27%
Net unrealized gain (loss) on open forward currency contracts	$(6,726,399)	(1.13)%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $100,001,325 deposited with the futures brokers and $49,018,509 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2015 and December 31, 2014 (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Equity in futures broker trading accounts
Cash	$28,379,571	$77,340,700
Fixed income securities (cost $99,997,914 and $99,999,816, respectively)	100,001,325	99,999,816
Net unrealized gain (loss) on open futures contracts	(9,777,983)	17,464,340
Total equity in futures broker trading accounts	118,602,913	194,804,856

Cash and cash equivalents	11,407,128	316,533
Short term investments (cost $24,763 and $8,007,627, respectively)	24,763	8,007,627
Fixed income securities (cost $484,710,603 and $473,481,098, respectively)	484,837,656	473,506,402
Net unrealized gain (loss) on open forward currency contracts	(6,726,399)	13,576,767
Interest receivable	1,097,638	444,005
Total assets	$609,243,699	$690,656,190

LIABILITIES
Accounts payable	$409,228	$403,769
Brokerage fee payable	3,513,583	4,024,255
Payable for securities purchased	6,269,802	0
Accrued commissions and other trading fees on open contracts	97,653	77,771
Offering costs payable	138,552	302,436
Redemptions payable	5,581,669	9,365,497
Total liabilities	16,010,487	14,173,728

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 589.787 redeemable units outstanding at June 30, 2015 and December 31, 2014	1,633,816	1,782,549
Limited Partners - 213,560.052 and 223,236.152 redeemable units outstanding at June 30, 2015 and December 31, 2014	591,599,396	674,699,913
Total partners' capital (Net Asset Value)	593,233,212	676,482,462

Total liabilities and partners' capital (Net Asset Value)	$609,243,699	$690,656,190

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(67,793,101)	$28,429,879	$(10,151,738)	$(17,235,720)
Change in unrealized	(16,744,532)	7,954,066	(27,242,323)	(3,525,174)
Brokerage commissions	(988,687)	(990,360)	(1,786,645)	(2,135,479)
Net gain (loss) from futures trading	(85,526,320)	35,393,585	(39,180,706)	(22,896,373)

Forward currency trading gains (losses)
Realized	12,605,360	(6,785,422)	30,774,012	(16,315,186)
Change in unrealized	(23,757,517)	3,680,757	(20,303,166)	3,016,622
Brokerage commissions	(61,229)	(53,904)	(124,378)	(121,632)
Net gain (loss) from forward currency trading	(11,213,386)	(3,158,569)	10,346,468	(13,420,196)

Total net trading gain (loss)	(96,739,706)	32,235,016	(28,834,238)	(36,316,569)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	630,677	450,354	1,267,929	1,099,564
Realized gain (loss) on fixed income securities	(2,053)	103	2,547	103
Change in unrealized gain (loss) on fixed income securities	(107,872)	(29,128)	105,160	14,073
Total investment income	520,752	421,329	1,375,636	1,113,740

Expenses
Brokerage fee	11,440,499	10,553,759	24,017,428	22,020,647
Operating expenses	420,094	280,421	779,473	588,919

Total expenses	11,860,593	10,834,180	24,796,901	22,609,566

Net investment income (loss)	(11,339,841)	(10,412,851)	(23,421,265)	(21,495,826)

NET INCOME (LOSS)	$(108,079,547)	$21,822,165	$(52,255,503)	$(57,812,395)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$(497.31)	$83.91	$(237.77)	$(216.41)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(499.97)	$83.40	$(252.18)	$(209.02)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	217,330.299	260,055.228	219,770.877	267,138.778

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$(52,255,503)	$(57,812,395)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	47,440,329	494,479
(Increase) decrease in receivable for securities sold	0	(5,500,000)
Increase (decrease) in payable for securities purchased	6,269,802	28,139,853
(Increase) decrease in interest receivable	(653,633)	488,016
Increase (decrease) in accounts payable and accrued expenses	(485,331)	(870,335)
Purchases of investments	(5,252,022,747)	(7,070,126,257)
Sales/maturities of investments	5,248,778,008	7,198,408,610

Net cash from (for) operating activities	(2,929,075)	93,221,971

Cash flows from (for) financing activities
Redemption of units	(33,779,513)	(66,974,346)
Offering costs paid	(1,161,946)	(1,046,876)
Net cash from (for) financing activities	(34,941,459)	(68,021,222)

Net increase (decrease) in cash and cash equivalents	(37,870,534)	25,200,749

Unrestricted cash
Beginning of period	77,657,233	38,411,191

End of period	$39,786,699	$63,611,940

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$28,379,571	$61,464,291
Cash and cash equivalents	11,407,128	2,147,649

Total end of period cash and cash equivalents	$39,786,699	$63,611,940

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2015

Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss) for the six months ended June 30, 2015		(146,063)		(52,109,440)		(52,255,503)
Redemptions	0.000	0	(9,676.100)	(29,995,685)	(9,676.100)	(29,995,685)
Offering costs		(2,670)		(995,392)		(998,062)
Balances at June 30, 2015	589.787	$1,633,816	213,560.052	$591,599,396	214,149.839	$593,233,212

Six Months Ended June 30, 2014

Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss) for the six months ended June 30, 2014		(227,427)		(57,584,968)		(57,812,395)
Redemptions	0.000	0	(29,292.226)	(68,125,497)	(29,292.226)	(68,125,497)
Offering costs		(3,856)		(928,237)		(932,093)
Balances at June 30, 2014	1,106.508	$2,602,573	246,954.515	$580,852,679	248,061.023	$583,455,252

Net Asset Value per General and Limited Partner Unit

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013

$2,770.18	$3,022.36	$2,352.06	$2,561.08

See Accompanying Notes to Financial Statements.

  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,270.15	$2,268.66	$3,022.36	$2,561.08

Income (loss) from operations:
Total net trading gains (losses) (1)	(445.92)	125.19	(141.07)	(125.06)
Net investment income (loss) (1)	(52.18)	(40.04)	(106.57)	(80.47)

Total net income (loss) from operations	(498.10)	85.15	(247.64)	(205.53)

Offering costs (1)	(1.87)	(1.75)	(4.54)	(3.49)

Net asset value per unit at end of period	$2,770.18	$2,352.06	$2,770.18	$2,352.06

Total Return (3)	(15.29)%	3.68%	(8.34)%	(8.16)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.14%	7.30%	7.32%	7.18%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.14%	7.30%	7.32%	7.18%

Net investment income (loss) (2),(4)	(6.83)%	(7.02)%	(6.91)%	(6.83)%

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
JUNE 30, 2015 (Unaudited)

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
JUNE 30, 2015 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2015 and December 31, 2014, and for the periods ended June 30, 2015 and 2014, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Fair Value at June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$24,763	$0	$0	$24,763
Fixed income securities	0	584,838,981	0	584,838,981
Other Financial Instruments
Exchange-traded futures contracts	(9,777,983)	0	0	(9,777,983)
Forward currency contracts	0	(6,726,399)	0	(6,726,399)
Total	$(9,753,220)	$578,112,582	$0	$568,359,362

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,007,627	$0	$0	$8,007,627
Fixed income securities	0	573,506,218	0	573,506,218
Other Financial Instruments
Exchange-traded futures contracts	17,464,340	0	0	17,464,340
Forward currency contracts	0	13,576,767	0	13,576,767
Total	$25,471,967	$587,082,985	$0	$612,554,952

The Fund recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2015 or the year ended December 31, 2014.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See the Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

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

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2015 and December 31, 2014, the Fund has the potential remaining reimbursement amount of approximately $39.4 million and $40.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $138,552 and $305,917, respectively. At June 30, 2015, and December 31, 2014, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $138,552 and $302,436, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of June 30, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2015 and 2014.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2015 Fair Value	Liability Derivatives at June 30, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,300,574	$(9,125,700)	$(7,825,126)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	157,058	(737,916)	(580,858)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	9,040,703	(8,068,305)	972,398
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,220,077	(2,851,874)	(1,631,797)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,207,814	(85,563)	1,122,251
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	427,300	(2,262,151)	(1,834,851)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	20,187,566	(26,913,965)	(6,726,399)
Totals		$33,541,092	$(50,045,474)	$(16,504,382)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,078,045	$(1,396,330)	$(318,285)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,759,040	(113,226)	2,645,814
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,162,809	(1,957,709)	1,205,100
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	810,026	(1,649,288)	(839,262)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	908,365	(280,621)	627,744
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	14,372,166	(228,937)	14,143,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	37,264,589	(23,687,822)	13,576,767
Totals		$60,355,040	$(29,313,933)	$31,041,107
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended June 30, 2015	Trading Gains / (Losses) for the Three Months Ended June 30, 2014
Agriculture Contracts	$(16,838,487)	$(1,562,720)
Energy Contracts	(18,184,504)	(2,433,517)
Metal Contracts	(9,183,534)	2,146,948
Stock Indices Contracts	(10,075,641)	18,277,326
Short-Term Interest Rate Contracts	(554,250)	(5,725,266)
Long Term Interest Rate Contracts	(29,895,260)	25,666,541
Forward Currency Contracts	(11,152,157)	(3,104,665)
Total	$(95,883,833)	$33,264,647

Type of Instrument	Trading Gains / (Losses) for the Six Months Ended June 30, 2015	Trading Gains / (Losses) for the Six Months Ended June 30, 2014
Agriculture Contracts	$(12,094,529)	$(887,363)
Energy Contracts	(17,647,076)	(15,947,755)
Metal Contracts	(11,771,873)	(12,737,364)
Stock Indices Contracts	10,300,925	(13,857,986)
Short-Term Interest Rate Contracts	(2,369,096)	(7,939,080)
Long Term Interest Rate Contracts	(3,752,576)	30,591,107
Forward Currency Contracts	10,470,846	(13,298,564)
Total	$(26,863,379)	$(34,077,005)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended June 30, 2015	Trading Gains / (Losses) for the Three Months Ended June 30, 2014
Futures trading gains (losses):
Realized **	$(67,987,144)	$28,415,246
Change in unrealized	(16,744,532)	7,954,066
Forward currency trading gains (losses):
Realized	12,605,360	(6,785,422)
Change in unrealized	(23,757,517)	3,680,757
Total	$(95,883,833)	$33,264,647

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Six Months Ended June 30, 2015	Trading Gains / (Losses) for the Six Months Ended June 30, 2014
Futures trading gains (losses):
Realized **	$(10,091,902)	$(17,253,267)
Change in unrealized	(27,242,323)	(3,525,174)
Forward currency trading gains (losses):
Realized	30,774,012	(16,315,186)
Change in unrealized	(20,303,166)	3,016,622
Total	$(26,863,379)	$(34,077,005)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 85,300 and 82,100, respectively, and the monthly average of notional value of forward currency contracts was $4,244,600,000 and $5,377,300,000 respectively.

For the six months ended June 30, 2015 and 2014, the monthly average futures contracts bought and sold was approximately 77,900 and 89,300, respectively, and the monthly average of notional value of forward currency contracts was $4,187,700,000 and $6,086,100,000 respectively.

Open contracts generally mature within three months; as of June 30, 2015, the latest maturity date for open futures contracts is September 2016 and the latest maturity date for open forward currency contracts is September 2015. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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
JUNE 30, 2015 (Unaudited)

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2015 and December 31, 2014 was $149,019,834 and $157,436,691, respectively, which equals 25% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market makers at June 30, 2015 and December 31, 2014 was $11,165,614 and $103,335, respectively, which equals 2% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2015 or December 31, 2014.

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

Offsetting of Derivative Assets
As of June 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,752,941	$(6,752,941)	$0
Futures contracts	Goldman Sachs	6,600,585	(6,600,585)	0
Total futures contracts		13,353,526	(13,353,526)	0
Forward currency contracts	UBS AG	10,093,559	(10,093,559)	0
Forward currency contracts	Royal Bank of Scotland	10,094,007	(10,094,007)	0
Total forward currency contracts		20,187,566	(20,187,566)	0
Total derivatives		$33,541,092	$(33,541,092)	$0

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities
As of June 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,551,916	$(6,752,941)	$4,798,975
Futures contracts	Goldman Sachs	11,579,593	(6,600,585)	4,979,008
Total futures contracts		23,131,509	(13,353,526)	9,777,983
Forward currency contracts	UBS AG	13,456,982	(10,093,559)	3,363,423
Forward currency contracts	Royal Bank of Scotland	13,456,983	(10,094,007)	3,362,976
Total forward currency contracts		26,913,965	(20,187,566)	6,726,399
Total derivatives		$50,045,474	$(33,541,092)	$16,504,382

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$4,798,975	$(4,798,975	)*	$0	$0
Goldman Sachs	4,979,008	(4,979,008	)*	0	0
UBS AG	3,363,423	(3,363,423	)**	0	0
Royal Bank of Scotland	3,362,976	(3,362,976	)**	0	0
Total	$16,504,382		$(16,504,382)	$0	$0
* Represents a portion of the $100,001,325 fair value in U.S. Treasury Bills held at the futures brokers.
** Represents a portion of the $49,018,509 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)
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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2015 and December 31, 2014, and the statements of operations and financial highlights for the three months and six months ended June 30, 2015 and 2014, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2015 and December 31, 2014, and the results of operations and financial highlights for the three months and six months ended June 30, 2015 and 2014, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2015 and 2014.

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

Liquidity

Most United States commodity exchanges limit fluctuations in the prices of futures contracts during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's futures trading operations, the Fund's assets are expected to be highly liquid.

The entire offering proceeds, without deductions, were credited to the Fund's bank, custodial and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 15% to 25% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 15% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for the six months ending June 30, 2015 and 2014 were (8.34)% and (8.16)%, respectively. During the six months ending June 30, 2015 and 2014, the Fund accrued brokerage fees in the amount of $24,017,428 and $22,020,647, respectively, and paid brokerage fees in the amount of $24,528,100 and $22,758,306, respectively. No performance fees were accrued or paid during these periods.

2015 (For the Six Months Ended June 30)

Of the (8.34)% year to date return, approximately (4.45)% was due to trading losses (before commissions) and approximately (4.09)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.20% due to investment income earned by the Fund. An analysis of the (4.45)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(6.33)%
Currencies	1.49
Interest Rates	(0.79)
Stock Indices	1.18
(4.45)%

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

The Fund had gains in March as profits from foreign exchange, commodity, and interest rate holdings all contributed while stock index positions produced some offsetting losses during the month. The largest profits for March were provided by foreign exchange positions from both trend following and non-trend strategies. Short euro positioning versus the U.S. dollar was one of the best performing holdings. The euro continued to trade lower as the European Central Bank's unprecedented monetary stimulus contrasted sharply with the U.S. Federal Reserve, which many expect to raise interest rates later this year. The euro was also pressured lower as Greece struggles to secure bailout funds and avert a default. Other gains came from short positioning on several commodity currencies as the price of oil resumed its downward trend pulling those markets lower. Commodities were another source of profits during the month. Short positioning across the energy complex proved profitable as the sell-off in those markets began again amid new signs of global oversupply. A potential political agreement with Iran also threatened to dump even more supply on the already saturated market if Western sanctions are scaled back. Soft commodities were another source of gains. Short positioning on sugar and coffee produced profits as favorable growing weather increased expectations for plentiful supplies of those commodities. Small additional gains came from interest rate positions. Long positioning across long-dated global instruments continues to be the theme for positioning within this sector. Losses in Japan and Germany were more than offset by gains experienced in the United States, Australia, the United Kingdom, and Canada. Global stock indexes showed losses from both trend and non-trend strategies. Global stocks were mixed during March as some gains in Europe, helped by the ECB's quantitative easing program, were offset by losses in the U.S., U.K., Canada, and Australia hampered by a stronger U.S. dollar and falling global commodity prices.

The Fund showed a decline in April.  Losses from foreign exchange, interest rate, and commodity holdings all contributed to the decline while stock index positions produced some offsetting gains during the month.  Some of the largest losses for April were produced by foreign exchange positions from both trend following and non-trend following strategies.  Short euro positioning versus the U.S. dollar was one of the worst performing holdings.  The euro moved higher as weaker U.S. economic data suggested that the U.S. Fed will hold off on an interest rate hike longer than expected.  A calming of concern around the solvency of Greece also helped to boost the euro.  Faster reacting non-trend models showed some offsetting gains in the British pound as that currency reversed higher during the month on hawkish U.K. central bank comments and an improvement in sentiment around their upcoming elections.  Interest rates were another source of losses during the month.  Long positioning across long-dated fixed income instruments provided most of the declines as global interest rate products sold-off.  Losses in Australia stemmed from hawkish central bank comments and some surprisingly strong economic data.  Concern over ultra-low interest rate yields in Germany linked with bearish comments from several prominent asset managers caused those bond prices to fall.  Additional declines came from commodity positions.  Short positioning across the energy complex was hurt by rising prices as supply concerns eased and the weaker U.S. dollar was supportive to prices.  Trading in soft commodities, namely sugar and coffee, also produced losses.  Non-trend strategies produced some offsetting gains within the industrial metals sub-sector.  Long metals positions benefitted from a weaker U.S. dollar and new Chinese stimulus measures which helped to push those markets higher.  Global stock indices showed gains from the trend strategies.  Long positioning on the Hang Seng index in Hong Kong was one of the best performing holdings during the month as the index rose almost 13%.  Hong Kong shares rose sharply when Chinese regulators allowed mutual funds to buy shares in companies included in the index.
The Fund showed a decline in May.  Losses from interest rate and commodity holdings were only partially offset by gains from foreign exchange and stock index positions, leaving the portfolio lower on the month.  Some of the largest losses were produced by interest rate positions from both trend following and non-trend strategies.  Long positioning across long-dated interest rate products suffered when well established trends sharply reversed during the month.  Some of the largest losses were seen in Germany and Australia.  The German sell-off, which spilled over into other global interest rate markets, was primarily driven by technical factors, including liquidity and positioning.  Australia saw some stronger than expected economic data, which put pressure on their interest rate markets.  Additional declines came from commodity positions within trend following as non-trend strategies showed some smaller offsetting gains in the sector.  One of the worst performing sub-sectors was industrial metals.  Long positioning on copper and zinc suffered from a strengthening U.S. dollar and additional signs of an economic slowdown in China.  Long positioning on precious metals also suffered from the stronger dollar.  Some offsetting gains came from the grain sub-sector. Shorts on both corn and soybeans profited from a drop in prices due to steady planting progress.  Some of the best gains during May were within foreign exchange holdings where both trend following and non-trend strategies showed profits.  Short positioning on the Japanese yen versus the U.S. dollar was one of the biggest gains.  The yen weakened to a 12-year low versus the dollar.  After a soft first quarter, data suggested that the U.S. economy was starting to accelerate leading to speculation that the U.S. Federal Reserve could raise interest rates later this year for the first time since 2006.  Global stock indices also showed gains with both the trend and non-trend strategies contributing.  Long positioning on the Japanese Nikkei 225 index produced some of the largest sector gains.  Japanese stocks rose steadily throughout the month as the falling yen provided a strong tailwind for stocks.
The Fund showed a sharp decline in June.  Losses from commodity, stock index, foreign exchange, and interest rate holdings left the Fund lower on the month.  Some of the largest losses were produced by commodity positions from both trend following and non-trend strategies.  Short positioning on various grain markets proved unprofitable.  Corn, wheat, and soybean futures rose sharply due to crop concerns amid heavy rainfall in the Midwest.  These moves were exacerbated by significant short covering in the marketplace.  Energy markets also contributed to losses.  A short natural gas holding was hurt by signs of slowing production growth, stronger power burns, and a slowing pace of storage builds which sent the market higher.  Soft commodities showed losses as short positioning on coffee suffered from higher prices amid improved demand prospects and a lowered Brazilian output forecast.  Additional declines came from stock index positions within both trend following and non-trend following systems.  The Fund was generally positioned long global stocks during the month, with an emphasis on the U.S. and Japan.  A lack of positive progress on the Greek financial crisis near month-end caused a bout of "risk-off" selling which sent all global stock markets sharply lower leading to losses.  Foreign exchange positioning also detracted from performance as both trend and non-trend strategies saw declines.  A short New Zealand dollar position proved to be a profitable trade given the continued downtrend, but most of the other currencies in the Fund saw negative performance due to choppy, directionless trading. In interest rate markets non-trend strategies provided some partially offsetting gains to the losses encountered by the trend systems.  Global bond markets experienced some very choppy price action that was difficult for the trend systems to navigate.  For example, in the U.S. interest rate markets were under pressure early in the month after some better than expected economic data.  These markets then sharply reversed to the upside later in June driven by safe haven buying amid the worsening Greek financial crisis and the uncertainty that it fueled.
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
(4.24)%
The Fund had losses in January with gains from interest rate and foreign exchange holdings only partially offsetting declines from stock index and commodity investments. The largest losses for January came from long positioning in global stock indexes by the trend following strategies. Dampened growth momentum in China weighed on global risk assets and deepened the negative sentiment toward the emerging markets. The peso devaluation in Argentina helped push contagion fears to the forefront and added to the sell-off. Somewhat softer employment and housing data in the US called into question the economic growth momentum seen in the second half of 2013. The US Fed's further tapering of quantitative easing only added to the global unease for risky assets like equities. Commodity holdings also produced losses, primarily from non-trend strategies. Energy markets were among the largest losers as the models failed to profitably navigate a volatile trading environment. The volatility was caused by varying cross-currents including inventory data, cold weather, and shifting production expectations. Industrial metal losses came primarily from positions in copper and nickel which fell on the weaker Chinese economic data and resulting emerging market fall-out. Short exposure to gold also produced losses amid safe-haven buying and improving physical demand. Interest rate positioning was successful during the month with trend strategies showing the best gains. Some of the largest profits came from long positioning on long-dated instruments primarily in Europe and the United States as investor sought the safety of interest rate instruments amid growing global uncertainties. Foreign exchange holdings also produced gains during the month. The best performing position was a short holding on the Canadian dollar. The Bank of Canada downgraded its inflation outlook for 2014, pushing the Canadian dollar to a four year low versus the US dollar. The Fund also profited from a short position on the South African rand which experienced steep losses due to the significant depreciation of emerging market currencies seen during the month.

Losses were seen again for the Fund in February with gains from interest rates not enough to offset losses from foreign exchange and commodity holdings. Foreign exchange positions produced some of the largest losses with trend and non-trend strategies contributing. Short positioning in the New Zealand dollar and Australian dollar (both versus the US dollar) caused the most significant losses. The New Zealand dollar strengthened after some stronger than expected economic data and hawkish comments from their finance minister. The Reserve Bank of Australia shifted their monetary posture from one of easing to a more neutral stance helping to push the Aussie dollar higher. Rising commodity prices during the month also provided a tailwind to these so-called "commodity currencies." Other large losses for the month came from commodities where the Fund experienced declines across most of the sub-sectors and from both trend and non-trend strategies. Short positions in precious metals produced the largest losses when silver and gold both rallied sharply on safe-haven buying as geopolitical fears rose due to unrest in Ukraine. Industrial metals also contributed as a weaker US dollar provided upward price pressure hurting shorts. Short positioning in gasoline, especially early in the month, hurt the Fund as prices rose due to decreasing stockpiles and curtailed production. Soft commodities, namely short positioning in sugar, also caused losses as drought conditions in Brazil created supply concerns. Interest rate positioning provided small offsetting gains. Profits were found in long holdings on long-dated instruments. Japanese government bonds rose as a combination of weaker economic data and further corporate lending activity by the Japanese government helped to push prices higher. German notes benefitted from tame inflation data and safe-haven buying amid geopolitical turmoil in the region. Stock index holdings were relatively flat on the month. The non-trend strategies detracted from positive trend following performance as some short positioning in Asia and parts of Europe was hurt by a sharp bounce-back rally after the January sell-off.

The first quarter ended with losses in March with the worst declines coming from interest rate, stock index, and foreign exchange holdings.  Some of the largest losses for the month came from interest rate positions, where trend strategies produced the declines while non-trend strategies showed some offsetting gains.  A bulk of the sector losses were found in long positioning on long-dated instruments.  Around mid-month, the US Federal Reserve announced additional tapering of quantitative easing (QE) and even hinted that an outright rate increase might occur sooner than expected, sending interest rate markets sharply lower and hurting portfolio positioning.  Stock index positions also produced losses with both trend following and non-trend strategies contributing.  Trend strategies held long positioning on the NASDAQ 100 index, which suffered due to technology valuation concerns, a tightening of stimulus by the US Fed, and uncertainty over Russia's annexation of Crimea and recent display of territorial aggression.  Non-trend strategies went short the Hang Seng index in Hong Kong, which fell for the first half of the month, only to reverse higher on expectations for new stimulus measures in China to combat slowing growth within the country.  Foreign exchange positions showed gains within the non-trend strategies; however, trend strategy losses in the sector overwhelmed them leading FX into the red for the month.  The Fund was positioned short US dollars when the US Fed surprised markets with hawkish language following the March FOMC meeting.  This caused the dollar to rally sharply against other currencies resulting in losses in the sector.  Commodity positions produced losses from the trend following strategies while non-trend systems produced some offsetting gains.  Some of the worst performing sub-sectors during the month included energy and industrial metals. The Fund was long crude, which declined amid slower Chinese growth. Natural gas longs fell on expectations for warmer temperatures in the US. Some offsetting gains were found in long grain positioning as the sub-sector posted its best quarterly rally since 2010.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

The Fund uses approximately one quarter of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the 2.5 percentile of this distribution.

The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The current methodology used to calculate the aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

The Fund's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Fund's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Fund in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

Because the business of the Fund is the speculative trading of futures and forwards, the composition of the Fund's trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

 The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2015 and December 31, 2014 and the trading gains/losses by market category for the six months ended June 30, 2015 and the year ended December 31, 2014.

	June 30, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.64%	(6.33)%
Currencies	0.62%	1.49%
Interest Rates	0.43%	(0.79)%
Stock Indices	1.00%	1.18%
Aggregate/Total	1.82%	(4.45)%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (8.34)% year to date return, approximately (4.45)% was due to trading losses (before commissions) and approximately (4.09)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.20% due to investment income earned by the Fund.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	3.65%
Currencies	0.84%	9.94%
Interest Rates	0.94%	15.53%
Stock Indices	0.53%	(3.20)%
Aggregate/Total	1.31%	25.92%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

VaR is not necessarily representative of historic risk nor should it be used to predict the Fund's future financial performance or its ability to manage and monitor risk. There can be no assurance that the Fund's actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2015, by market sector.

Currencies

The Fund's currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

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

Stock Indices

The Fund's primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, Singapore, Spain, Taiwan, Netherlands and Sweden. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund's positions being "whipsawed" into numerous small losses.

Energy

The Fund's primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, silver and zinc.

Agriculture

The Fund's agricultural exposure is to the fluctuations of the price of cattle, coffee, corn, cotton, hogs, soy, sugar, and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of June 30, 2015.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities and Short Term Investments

The Fund's primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, PNC, has authority to make certain investments on behalf of the Fund. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund's custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Fund but provides no guarantee that any profit or interest will accrue to the Fund as a result of such management.

U.S. Treasury Bill Positions for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund's U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

General

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use less than 30% of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

Item 4.  Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no material changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition June 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months and Six Months Ended Ended June 30, 2015 and 2014, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2015 and 2014, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2015 and 2014, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 14, 2015	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition June 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months and Six Months Ended Ended June 30, 2015 and 2014, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2015 and 2014, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2015 and 2014, (vii) Notes to Financial Statements.