Form 10-Q
period 2015-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2015-11-16
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☑

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2015 and December 31, 2014 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	7

	Statements of Changes in Partners' Capital (Net Asset Value) for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	8

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	27-31

Item 4.	Controls and Procedures.	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$25,337,893	4.38%
	Credit Cards	8,842,406	1.53%
	Equipment Loans	3,563,751	0.62%
	Utility Rate Reduction Bonds	919,005	0.16%
	Total Asset Backed Securities (cost $38,658,899)	38,663,055	6.69%

	Commercial Paper
	United States
	Consumer Discretionary	21,033,244	3.64%
	Consumer Staples	3,933,255	0.68%
	Energy	12,007,650	2.07%
	Financials	33,227,857	5.75%
	Health Care	16,431,954	2.84%
	Industrials	14,924,526	2.58%
	Materials	24,042,149	4.16%
	Utilities	44,820,780	7.75%
	Total Commercial Paper (cost $170,418,374)	170,421,415	29.47%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,321,852)	4,318,154	0.75%
	United States
	Communications	20,446,672	3.54%
	Consumer Discretionary	36,732,116	6.35%
	Consumer Staples	12,247,331	2.12%
	Financials	90,319,986	15.62%
	Health Care	10,698,834	1.85%
	Technology	8,275,799	1.43%
	Total United States (cost $178,886,886)	178,720,738	30.91%
	Total Corporate Bonds (cost $183,208,738)	183,038,892	31.66%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$6,270,000	U.S. Treasury Bills Due 10/01/2015*	6,270,000	1.09%
$78,000,000	U.S. Treasury Bills Due 10/22/2015*	78,000,624	13.49%
$14,750,000	U.S. Treasury Bills Due 10/29/2015*	14,750,236	2.55%
$45,000,000	U.S. Treasury Bills Due 01/28/2016*	44,998,695	7.78%
$6,270,000	U.S. Treasury Bills Due 02/04/2016*	6,269,642	1.08%
	Total Government And Agency Obligations (cost $150,283,344)	150,289,197	25.99%

	Total Fixed Income Securities ** (cost $542,569,355)	$542,412,559	93.81%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $5,435,105)	$5,435,105	0.94%

	Total Short Term Investments (cost $5,435,105)	$5,435,105	0.94%

 See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(50,251)	(0.01)%
Metals	(475,254)	(0.08)%
Stock indices	(1,065,188)	(0.18)%
Short-term interest rates	1,164,582	0.20%
Long-term interest rates	2,916,108	0.50%
Net unrealized gain (loss) on long futures contracts	2,489,997	0.43%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,254,373	0.22%
Energy	1,969,500	0.34%
Metals	2,142,620	0.37%
Stock indices	194,834	0.03%
Short-term interest rates	6,720	0.00%
Long-term interest rates	(152,706)	(0.02)%
Net unrealized gain (loss) on short futures contracts	5,415,341	0.94%

Net unrealized gain (loss) on open futures contracts	$7,905,338	1.37%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(14,614,185)	(2.53)%
Various short forward currency contracts	15,595,668	2.70%
Net unrealized gain (loss) on open forward currency contracts	$981,483	0.17%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $94,999,095 deposited with the futures brokers and $55,290,102 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2015 and December 31, 2014 (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Equity in futures broker trading accounts
Cash	$41,970,938	$77,340,700
Fixed income securities (cost $94,994,137 and $99,999,816, respectively)	94,999,095	99,999,816
Net unrealized gain (loss) on open futures contracts	7,905,338	17,464,340
Total equity in futures broker trading accounts	144,875,371	194,804,856

Cash and cash equivalents	3,099,181	316,533
Short term investments (cost $5,435,105 and $8,007,627, respectively)	5,435,105	8,007,627
Fixed income securities (cost $447,575,218 and $473,481,098, respectively)	447,413,464	473,506,402
Net unrealized gain (loss) on open forward currency contracts	981,483	13,576,767
Interest receivable	438,247	444,005
Total assets	$602,242,851	$690,656,190

LIABILITIES
Accounts payable	$349,833	$403,769
Brokerage fee payable	3,447,033	4,024,255
Payable for securities purchased	10,798,268	0
Accrued commissions and other trading fees on open contracts	66,840	77,771
Offering costs payable	107,905	302,436
Redemptions payable	9,273,529	9,365,497
Total liabilities	24,043,408	14,173,728

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 589.787 redeemable units outstanding at September 30, 2015 and December 31, 2014	1,676,369	1,782,549
Limited Partners - 202,834.475 and 223,236.152 redeemable units outstanding at September 30, 2015 and December 31, 2014	576,523,074	674,699,913
Total partners' capital (Net Asset Value)	578,199,443	676,482,462

Total liabilities and partners' capital (Net Asset Value)	$602,242,851	$690,656,190

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(3,849,408)	$35,188,148	$(14,001,146)	$17,952,428
Change in unrealized	17,683,321	6,126,597	(9,559,002)	2,601,423
Brokerage commissions	(619,200)	(677,740)	(2,405,845)	(2,813,219)
Net gain (loss) from futures trading	13,214,713	40,637,005	(25,965,993)	17,740,632

Forward currency trading gains (losses)
Realized	5,409,366	18,008,023	36,183,378	1,692,837
Change in unrealized	7,707,882	26,863,237	(12,595,284)	29,879,859
Brokerage commissions	(56,702)	(45,105)	(181,080)	(166,737)
Net gain (loss) from forward currency trading	13,060,546	44,826,155	23,407,014	31,405,959

Total net trading gain (loss)	26,275,259	85,463,160	(2,558,979)	49,146,591

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	687,394	473,789	1,955,323	1,573,353
Realized gain (loss) on fixed income securities	(29,404)	(1,117)	(26,857)	(1,014)
Change in unrealized gain (loss) on fixed income securities	(287,260)	(84,802)	(182,100)	(70,729)
Total investment income	370,730	387,870	1,746,366	1,501,610

Expenses
Brokerage fee	10,531,219	10,684,473	34,548,647	32,705,120
Operating expenses	361,834	295,003	1,141,307	883,922

Total expenses	10,893,053	10,979,476	35,689,954	33,589,042

Net investment income (loss)	(10,522,323)	(10,591,606)	(33,943,588)	(32,087,432)

NET INCOME (LOSS)	$15,752,936	$74,871,554	$(36,502,567)	$17,059,159

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$74.76	$287.91	$(168.41)	$65.83

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$72.15	$309.71	$(180.03)	$100.69

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	210,716.809	243,168.584	216,752.854	259,148.714

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$(36,502,567)	$17,059,159
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	22,336,386	(32,410,553)
Increase (decrease) in payable for securities purchased	10,798,268	0
(Increase) decrease in interest receivable	5,758	591,215
Increase (decrease) in accounts payable and accrued expenses	(642,089)	(592,408)
Purchases of investments	(6,860,248,853)	(10,226,885,801)
Sales/maturities of investments	6,893,732,934	10,392,734,694

Net cash from (for) operating activities	29,479,837	150,496,306

Cash flows from (for) financing activities
Redemption of units	(60,521,768)	(103,391,523)
Offering costs paid	(1,545,183)	(1,493,152)
Net cash from (for) financing activities	(62,066,951)	(104,884,675)

Net increase (decrease) in cash and cash equivalents	(32,587,114)	45,611,631

Unrestricted cash
Beginning of period	77,657,233	38,411,191

End of period	$45,070,119	$84,022,822

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$41,970,938	$68,453,253
Cash and cash equivalents	3,099,181	15,569,569

Total end of period cash and cash equivalents	$45,070,119	$84,022,822

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2015

Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss) for the nine months ended September 30, 2015		(102,524)		(36,400,043)		(36,502,567)
Redemptions	0.000	0	(20,401.677)	(60,429,800)	(20,401.677)	(60,429,800)
Offering costs		(3,656)		(1,346,996)		(1,350,652)
Balances at September 30, 2015	589.787	$1,676,369	202,834.475	$576,523,074	203,424.262	$578,199,443

Nine Months Ended September 30, 2014

Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss) for the nine months ended September 30, 2014		117,275		16,941,884		17,059,159
Redemptions	0.000	0	(43,598.522)	(103,810,498)	(43,598.522)	(103,810,498)
Offering costs		(5,861)		(1,366,652)		(1,372,513)
Balances at September 30, 2014	1,106.508	$2,945,270	232,648.219	$619,256,115	233,754.727	$622,201,385

Net Asset Value per General and Limited Partner Unit

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013

$2,842.33	$3,022.36	$2,661.77	$2,561.08

See Accompanying Notes to Financial Statements.

  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,770.18	$2,352.06	$3,022.36	$2,561.08

Income (loss) from operations:
Total net trading gains (losses) (1)	123.76	355.08	(17.20)	229.81
Net investment income (loss) (1)	(49.94)	(43.56)	(156.60)	(123.82)

Total net income (loss) from operations	73.82	311.52	(173.80)	105.99

Offering costs (1)	(1.67)	(1.81)	(6.23)	(5.30)

Net asset value per unit at end of period	$2,842.33	$2,661.77	$2,842.33	$2,661.77

Total Return (3)	2.60%	13.17%	(5.96)%	3.93%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.36%	7.38%	7.31%	7.23%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.36%	7.38%	7.31%	7.23%

Net investment income (loss) (2),(4)	(7.11)%	(7.12)%	(6.95)%	(6.91)%

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
SEPTEMBER 30, 2015 (Unaudited)

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
SEPTEMBER 30, 2015 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2015 and December 31, 2014, and for the periods ended September 30, 2015 and 2014, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Fair Value at September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,435,105	$0	$0	$5,435,105
Fixed income securities	0	542,412,559	0	542,412,559

Other Financial Instruments
Exchange-traded futures contracts	7,905,338	0	0	7,905,338
Forward currency contracts	0	981,483	0	981,483
Total	$13,340,443	$543,394,042	$0	$556,734,485

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,007,627	$0	$0	$8,007,627
Fixed income securities	0	573,506,218	0	573,506,218

Other Financial Instruments
Exchange-traded futures contracts	17,464,340	0	0	17,464,340
Forward currency contracts	0	13,576,767	0	13,576,767
Total	$25,471,967	$587,082,985	$0	$612,554,952

The Fund recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2015 or the year ended December 31, 2014.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See the Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2015 and December 31, 2014, the Fund has the potential remaining reimbursement amount of approximately $39.0 million and $40.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $107,905 and $305,917, respectively. At September 30, 2015, and December 31, 2014, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $107,905 and $302,436, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
SEPTEMBER 30, 2015 (Unaudited)

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

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of September 30, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.	OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2015 and 2014.

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
SEPTEMBER 30, 2015 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2015 Fair Value	Liability Derivatives at September 30, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,613,973	$(1,409,851)	$1,204,122
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,147,526	(178,026)	1,969,500
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,150,538	(3,483,172)	1,667,366
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	667,173	(1,537,527)	(870,354)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,176,917	(5,615)	1,171,302
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,054,747	(291,345)	2,763,402
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	20,931,673	(19,950,190)	981,483
Totals		$35,742,547	$(26,855,726)	$8,886,821

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,078,045	$(1,396,330)	$(318,285)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,759,040	(113,226)	2,645,814
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,162,809	(1,957,709)	1,205,100
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	810,026	(1,649,288)	(839,262)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	908,365	(280,621)	627,744
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	14,372,166	(228,937)	14,143,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	37,264,589	(23,687,822)	13,576,767
Totals		$60,355,040	$(29,313,933)	$31,041,107

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended September 30, 2015	Trading Gains / (Losses) for the Three Months Ended September 30, 2014
Agriculture Contracts	$(3,656,269)	$16,187,188
Energy Contracts	9,509,256	7,520,299
Metal Contracts	18,154,077	3,176,801
Stock Indices Contracts	(7,367,691)	1,637,375
Short-Term Interest Rate Contracts	2,554,708	(510,458)
Long Term Interest Rate Contracts	(5,481,388)	13,362,132
Forward Currency Contracts	13,117,248	44,871,260
Total	$26,829,941	$86,244,597

Type of Instrument	Trading Gains / (Losses) for the Nine Months Ended September 30, 2015	Trading Gains / (Losses) for the Nine Months Ended September 30, 2014
Agriculture Contracts	$(15,750,799)	$15,299,825
Energy Contracts	(8,137,820)	(8,427,456)
Metal Contracts	6,382,203	(9,560,563)
Stock Indices Contracts	2,933,235	(12,220,611)
Short-Term Interest Rate Contracts	185,613	(8,449,538)
Long Term Interest Rate Contracts	(9,233,964)	43,953,239
Forward Currency Contracts	23,588,094	31,572,696
Total	$(33,438)	$52,167,592

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended September 30, 2015	Trading Gains / (Losses) for the Three Months Ended September 30, 2014
Futures trading gains (losses):
Realized **	$(3,970,628)	$35,246,740
Change in unrealized	17,683,321	6,126,597
Forward currency trading gains (losses):
Realized	5,409,366	18,008,023
Change in unrealized	7,707,882	26,863,237
Total	$26,829,941	$86,244,597

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Nine Months Ended September 30, 2015	Trading Gains / (Losses) for the Nine Months Ended September 30, 2014
Futures trading gains (losses):
Realized **	$(14,062,530)	$17,993,473
Change in unrealized	(9,559,002)	2,601,423
Forward currency trading gains (losses):
Realized	36,183,378	1,692,837
Change in unrealized	(12,595,284)	29,879,859
Total	$(33,438)	$52,167,592

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

For the three months ended September 30, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 54,300 and 60,400, respectively, and the monthly average of notional value of forward currency contracts was $2,447,800,000 and $4,685,600,000 respectively.

For the nine months ended September 30, 2015 and 2014, the monthly average futures contracts bought and sold was approximately 70,100 and 79,700, respectively, and the monthly average of notional value of forward currency contracts was $3,607,700,000 and $5,619,200,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2015, the latest maturity date for open futures contracts is December 2016 and the latest maturity date for open forward currency contracts is December 2015. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2015 and December 31, 2014 was $150,289,197 and $157,439,691, respectively, which equals 26% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market makers at September 30, 2015 and December 31, 2014 was $2,857,681 and $103,335, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at September 30, 2015 or December 31, 2014.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Offsetting of Derivative Assets
As of September 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,472,785	$(3,432,440)	$4,040,345
Futures contracts	Goldman Sachs	7,338,089	(3,473,096)	3,864,993
Total futures contracts		14,810,874	(6,905,536)	7,905,338
Forward currency contracts	UBS AG	10,489,350	(10,002,981)	486,369
Forward currency contracts	Royal Bank of Scotland	10,442,323	(9,947,209)	495,114
Total forward currency contracts		20,931,673	(19,950,190)	981,483
Total derivatives		$35,742,547	$(26,855,726)	$8,886,821

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,040,345	$0	$0	$4,040,345
Goldman Sachs	3,864,993	0	0	3,864,993
UBS AG	486,369	0	0	486,369
Royal Bank of Scotland	495,114	0	0	495,114
Total	$8,886,821	$0	$0	$8,886,821

Offsetting of Derivative Liabilities
As of September 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,432,440	$(3,432,440)	$0
Futures contracts	Goldman Sachs	3,473,096	(3,473,096)	0
Total futures contracts		6,905,536	(6,905,536)	0
Forward currency contracts	UBS AG	10,002,981	(10,002,981)	0
Forward currency contracts	Royal Bank of Scotland	9,947,209	(9,947,209)	0
Total forward currency contracts		19,950,190	(19,950,190)	0
Total derivatives		$26,855,726	$(26,855,726)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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
SEPTEMBER 30, 2015 (Unaudited)

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

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2015 and December 31, 2014, and the statements of operations and financial highlights for the three months and nine months ended September 30, 2015 and 2014, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2015, and the results of operations and financial highlights for the three months and nine months ended September 30, 2015 and 2014, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2015 and 2014.

Note 12.	SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Fund generally maintains 60-75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Fund is adjusted and positions in the instruments the Fund trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

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

Results of Operations

The returns for the nine months ending September 30, 2015 and 2014 were (5.96)% and 3.93%, respectively. During the nine months ending September 30, 2015 and 2014, the Fund accrued brokerage fees in the amount of $34,548,647 and $32,705,120, respectively, and paid brokerage fees in the amount of $35,125,869 and $33,219,730, respectively. No performance fees were accrued or paid during these periods.

2015 (For the Nine Months Ended September 30)

Of the (5.96)% year to date return, approximately (0.15)% was due to trading losses (before commissions) and approximately (6.08)% was due to brokerage fees, operating expenses and offering costs incurred by the Fund, offset by approximately 0.27% due to investment income.  An analysis of the (0.15)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.20)%
Currencies	3.44
Interest Rates	(1.37)
Stock Indices	(0.02)
(0.15)%

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

July was profitable with gains coming from commodities and foreign exchange which more than offset losses experienced on stock index and interest rate holdings.  Some of the largest gains were produced by commodity positions from both trend following and non-trend strategies.  Short positioning within precious metals was one of the most profitable trades during the month.  Gold and silver both fell sharply amid the ongoing strength of the US dollar.  Demand for gold by the Chinese government was shown to be much weaker than expected, sending the metal to its lowest level in five years.  Short holdings on the industrial metals, namely copper, also proved profitable.  Copper fell sharply amid growing concerns over the health of the Chinese economy.  The Fund experienced some offsetting losses in the grains.  A long position in wheat suffered as the commodity experienced a harsh sell-off due to healthy crop expectations and continued US export weakness.  Additional profits during the month came from foreign exchange positions, especially within the trend following systems.  Short positioning on the Australian dollar, Canadian dollar, and New Zealand dollar, commonly referred to as "commodity currencies," all proved profitable.  The global commodity weakness seen during July, as evidenced by a more than 14% decline in the S&P GSCI Index, a measure of a basket of 24 commodities, pressured all these currencies lower.  Stock index positioning detracted from performance as both trend and especially non-trend strategies saw declines.  Short-term non-trend models struggled to successfully navigate several risk-on / risk-off shifts in the equity markets.  The Greek financial crisis provided some of the market moving news as headlines shifted from dire to hopeful.  Interest rate positions showed a decline during the month as losses from trend following strategies overwhelmed gains from non-trend systems.  The Greek crisis proved to be a major driver of interest rate markets, in addition to ongoing expectations that the U.S. Federal Reserve is getting closer to its first interest rate hike in years.

Offsetting gains and losses led to an unprofitable August for the Fund.  Profits from commodity positions were offset by losses in interest rate positions.  Foreign exchange and stock index holdings had little positive or negative impact on the Fund.  Some of the largest gains were produced by commodity positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the industrial metals, namely zinc, nickel, and aluminum, were some of the largest gainers amid growing concern that the Chinese economy is in worse shape than previously thought.  China is a huge consumer of these metals.  Short positions within the energy sub-sector also proved to be profitable trades during the month with Brent and WTI among the best gainers.  Chinese growth concerns coupled with ongoing abundant petroleum supplies conspired to put downward pressure on prices.  The Fund experienced some offsetting losses in the precious metals and soft commodities.  A short position from gold suffered from flight to safety buying amid a sharp decline in global equities.  A short holding on coffee was hurt in the first half of the month amid concerns surrounding smaller bean sizes in Brazil.  Foreign exchange was relatively flat for August.  Short positioning on the Canadian, New Zealand, and Australian dollars, commonly referred to as "commodity currencies," proved profitable.  The Chinese economic slowdown was the catalyst for the sell-off in these markets. Offsetting losses were incurred by positioning in the Euro, Japanese yen, and Swedish krona.  Stock index positioning had little impact on monthly performance.  Shorter-term, faster reacting non-trend strategies showed gains in the sector while trend following systems with longer-term, slower indicators showed offsetting losses.  Poor Chinese economic data linked with their surprising currency devaluation sent global stocks sharply lower.  Interest rate positions showed a small decline during the month as losses from non-trend strategies overwhelmed gains from trend following systems.  Interest rate markets experienced choppy price action amid risk-off / risk-on buying and selling plus continued uncertainty over the timing of the first U.S. Federal Reserve rate hike in some nine years.

Gains across all sectors lead to a profitable September for the Fund.  Profits from commodity and foreign exchange positions were the primary drivers during the month, although both fixed income and stock index holdings also contributed positively to the month's profits.  The commodity sector produced gains during the month primarily driven by non-trend systems.  Some of the best gains were found in short positioning on natural gas, WTI, and Brent.  Natural gas sold off on inventory builds along with moderating power demand.  Both WTI and Brent resumed their sell-offs as supplies remained robust while demand, especially from China, continued to show signs of slowing.  A short position on live cattle was also a standout gainer as prices fell amid lower exports and increased supplies.  Some partially offsetting losses were experienced in the sector from the precious metal and grain markets.  Choppy price action for silver produced losses as the strategies failed to find successful trades.  Short positions on both corn and wheat produced losses as those prices rose amid a variety of more bullish news.  Additional gains were produced by foreign exchange positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the Canadian dollar, Norwegian krone, and Australian dollar (all versus the US dollar) were some of the most profitable trades during the month.  A renewed sell-off in the energy complex linked with softness in commodity prices overall, helped to drag these currencies lower benefitting the Fund's short positioning.  Interest rate positions also added to profits as trend strategies overwhelmed losses from non-trend following systems.  Long positioning on German and Japanese long-dated fixed income produced some of the best gains.  Buying seen in these markets was driven by safe haven demand amidst the slump in stock prices.  Stock index positioning added a small gain to monthly performance.  Shorter-term, faster reacting non-trend strategies experienced gains in the sector while trend following systems produced small losses.  Global growth concerns plus several bearish, high-profile stock-specific news items, weighed on equities throughout the month.

2014 (For the Nine Months Ended September 30)

Of the 3.93% year to date return, approximately 9.82% was due to trading gains (before commissions) and approximately 0.24% was due to investment income, offset by approximately (6.13)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 9.82% trading loss by sector is as follows:

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

The Fund had a small loss in April with profits from commodities, and to a lesser extent from interest rates, were offset by losses from foreign exchange and stock index holdings.  Some of the largest losses during April came from foreign exchange positions.  The non-trend strategies produced the bulk of the declines while trend strategies showed some gains in the sector.  The non-trend strategies struggled with price action that was not favorable for the underlying model signals.  The Fund was short Japanese Yen when the US Fed minutes dampened bets that US policy makers were moving towards raising interest rates, causing the Yen to appreciate.  Trend following strategies profited from a long position on the British Pound, which rose to multi-year highs. Stock index positions also produced losses within the non-trend strategies while the trend following programs showed some offsetting gains.  The non-trend models were positioned long the Japanese Nikkei index when the Bank of Japan disappointed markets with no new stimulus, causing a sell-off in Japanese equities.  The German DAX index also contributed to losses as the non-trend strategies built long exposure, only to see the index trade lower as renewed Ukrainian/Russian unrest rattled investors. Commodity positions produced the best gains seen during the month as both non-trend and trend strategies produced profits.  Nickel was a strong performer for the Fund as it trended higher throughout the month.  Indonesia's ongoing export ban and Ukrainian unrest helped to push the metal to a 14-month high. Gains also came from long coffee holdings, which rose on Brazilian production concerns.  Natural gas was another market that produced solid gains, especially within the non-trend programs.  Cool spring temperatures and inventory concerns led to the rise in prices.  Interest rate holdings added to gains during April.  Losses from short holdings on short-dated instruments were more than offset by gains from long positions on long-dated instruments.  A combination of pockets of softer economic data linked with the civil unrest in Eastern Europe helped to propel prices higher during the month.

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

Gains continued for the Fund in June to close out the quarter as profits from stock index, commodity, and foreign exchange positions were somewhat offset by losses from interest rate holdings. The largest gains for June came from positioning in global stock indexes driven by both trend following and non-trend strategies.  Long positions in North American stock indexes benefitted from dovish comments from Federal Open Market Committee head Yellen despite pockets of stronger economic data.  Strong merger and acquisition  activity also provided a tailwind for US stocks.  A long equity holding in Taiwan showed profits as Chinese data indicated signs of improving growth. Smaller, offsetting losses came from long European holdings where a rash of weaker than expected economic data and falling confidence readings overwhelmed new European Central Bank stimulus actions. Commodity holdings produced additional monthly gains with only trend strategies contributing.  Some of the best monthly gains came from long positioning on zinc, which surged in price amid a sharp drop in stockpiles.  Long energy exposure, especially to Brent and crude, rose as instability in Iraq rattled oil markets.  Cattle prices rallied to a record high on lingering supply concerns, benefitting the Fund's position.  Offsetting losses came from short positions on precious metals as prices rose on a blend of geopolitical instability and ongoing accommodative US monetary policy. Foreign exchange holdings produced profits primarily from trend strategies as non-trend strategies showed losses.  Some of the best performing FX holdings included a long position on the New Zealand dollar, which strengthened when the Reserve Bank of New Zealand lifted borrowing costs for the third time this year.  Long positioning on the British pound benefitted when the Bank of England (BOE) hinted it may raise interest rates sooner than expected.  A surprise interest rate cut in Mexico hurt the Fund's long positioning on the peso. Interest rate trading showed losses during the month with most declines coming from non-trend strategies.  Hawkish comments from BOE head Carney caused a sharp sell-off in Gilts, which hurt the Fund's positioning.  Rising Australian fixed income prices also hurt non-trend strategies, which expected prices to fall.

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

 The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2015 and December 31, 2014 and the trading gains/losses by market category for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	September 30, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.87%	(2.20)%
Currencies	0.62%	3.44%
Interest Rates	0.43%	(1.37)%
Stock Indices	0.36%	(0.02)%
Aggregate/Total	1.51%	(0.15)%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (5.96)% year to date return, approximately (0.15)% was due to trading losses (before commissions) and approximately (6.08)% was due to brokerage fees, operating expenses and offering costs incurred by the Fund, offset by approximately 0.27% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2015, by market sector.

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

Stock Indices

The Fund's primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, India, Singapore, South Africa, Spain, Taiwan, Netherlands and Sweden. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund's positions being "whipsawed" into numerous small losses.

Commodities

Energy

The Fund's primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, palladium, platinum, silver and zinc.

Agriculture

The Fund's agricultural exposure is to the fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar, and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of September 30, 2015.

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

Item 4.Controls and Procedures.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months and Nine Months Ended Ended September 30, 2015 and 2014, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2015 and 2014, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2015 and 2014, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 16, 2015	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months and Nine Months Ended Ended September 30, 2015 and 2014, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2015 and 2014, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2015 and 2014, (vii) Notes to Financial Statements.