Form 10-K
period 2015-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2016-03-29
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number	000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2850 Quarry Lake Drive Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:
(410) 413-2600

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Registrant has no voting stock. As of December 31, 2015 there were 194,828.430 Units of General and Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

	PART I	Page

Item 1.	Business.	1 – 5

Item 1A.	Risk Factors.	5 – 18

Item 1B.	Unresolved Staff Comments.	19

Item 2.	Properties.	19

Item 3.	Legal Proceedings.	19

Item 4.	Mine Safety Disclosures.	19

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20

Item 6.	Selected Financial Data.	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21 – 35

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	35 – 39

Item 8.	Financial Statements and Supplementary Data.	39

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	39

Item 9A.	Controls and Procedures.	40

Item 9B.	Other Information.	40

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	41 – 43

Item 11.	Executive Compensation.	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	43

Item 14.	Principal Accounting Fees and Services.	44

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	45

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

The general partner and trading advisor of the Registrant is Campbell & Company, LP ("Campbell & Company"). Effective December 2, 2014, Campbell & Company, Inc. changed its name and form of entity to Campbell & Company, LP.  Campbell & Company refers to either Campbell & Company, Inc. or Campbell & Company, LP depending on the applicable period discussed.  In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures and forward markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.

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

Financial information about segments

The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

Narrative description of business

General

The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. The Fund has no employees.

The Fund trades pursuant to the Campbell Managed Futures Portfolio (the "CMF Portfolio"), formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company's sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2015 is as follows: 20% to interest rates, 26% to foreign exchange, 39% to commodities, and 15% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. The entire offering proceeds, without deductions, were credited to the Fund's bank, brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

Market Sectors

Campbell & Company's CMF Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products, precious and base metals, stock market indices, interest rates and foreign currencies detailed out below.

Commodities		Interest Rates		Equity Indices		Foreign Exchange[1]
Aluminum	London Brent Crude	Australian 90-Day Bill	Long Gilt	Amsterdam Exchange Index	OMX Stock Index	Australian Dollar[2]	Swedish Krona
Coffee	London Gas Oil	Australian 3-Year Bond	Short Sterling	CAC 40 Stock Index	Russell 2000 index	British Pound[2]	Swiss Franc[2]
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/2-Year	DAX	S&P 400 Index	Canadian Dollar[2]	Turkish Lira
Corn	Natural Gas	Canadian 10-Year Bond	Treasury Notes/5-Year	DJ Euro Stoxx 50	S&P 500 Index	Czech Koruna
Cocoa	Nickel	Canadian 90-Day Bill	Treasury Notes/10-Year	DJ Index	S&P 500 Volatility Index	Euro[2]
Cotton	Palladium	Euro-BTP Italian Gov Bond	Treasury Bond/30-Year	FTSE 100 Index	S&P Canada 60 Index	Hungarian Forint
Crude Oil	Platinum	Euro-BUND	Treasury Ultra Long Bond	FTSE JSE Top 40	SPI 200 Index	Israeli Shekel
Feeder Cattle	Silver	Euro-BOBL		FTSE MIB	SGX CNX Nifty	Japanese Yen[2]
Gold	Soybean Meal	Euro-Buxl 30-Year Bond		Hang Seng Index	TOPIX	Mexican Peso
Heating Oil	Soybean Oil	Euro-OAT French 10-Year Bond		IBEX35 Stock Index		New Zealand Dollar
High Grade Copper	Soybeans	Euro-Schatz		MSCI Singapore		Norwegian Krone
KC Hard Red-Winter Wheat	Sugar #11 (World)	Eurodollar		MSCI Taiwan		Polish Zloty
Lean Hogs	Wheat	Euribor		NASDAQ 100 Index		Singapore Dollar
Live Cattle	Zinc	Japanese 10-Year Bond		Nikkei		South African Rand
1 Traded as forward contracts, not futures
2 Also may be traded as cross rates

Market Types

The Fund trades on a variety of United States and foreign futures exchanges, and in the off-exchange highly liquid, institutionally-based currency forward markets. As in the case of its market sector allocations, the Fund's commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Fund.

Charges

The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Campbell & Company	Brokerage Fee
The Fund pays Campbell & Company a brokerage fee of 7% of the Fund's month-end net asset value per annum (prior to accruals for such brokerage fee or performance fees), irrespective of profitability, of which 4% is paid to the selling agents. Campbell & Company retains the remaining 3%.

Campbell & Company	Performance Fee
Campbell & Company is paid a quarterly performance fee equal to 20% of aggregate cumulative appreciation in the Fund's net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

Campbell & Company	Offering Costs
Campbell & Company pays the Fund's offering costs and is subsequently reimbursed by the Fund. Reimbursement of the Fund's offering costs is limited to 2.5% of the aggregate subscriptions accepted by Campbell & Company.

Cash Manager and Custodian Fees	Cash Management and Custody Fees
The Fund pays a combined annualized fee of approximately 0.075% per annum of the funds managed by the Cash Manager for cash management services, custodian fee, and fees associated with monitoring the Fund's cash management portfolio.

Goldman, Sachs & Co. and UBS Securities LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.55% of the Fund's net assets annually, up to 1% of the Fund's net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc and UBS AG	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers' charges, will equal approximately 0.60% of the Fund's net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund's net asset value per annum.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as "futures commission merchants." Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Fund's commodity pool operator and/or commodity trading advisor, as applicable.

Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client's over-the-counter counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal ("notional") amount or quantity. The Dodd Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") includes provisions that comprehensively regulate swap transactions for the first time, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets. Transactions in these markets present certain risks similar to those in the futures and forward markets, including, but not limited to:

(1)	there are generally no limitations on daily price moves in swap transactions, although that may change to the extent the Reform Act will require certain swap transactions to be executed on swap execution facilities with exchange-like rules and characteristics;

(2)	speculative position limits are not applicable to swap transactions, although the counterparties with which the Fund may deal may limit the size or duration of positions available as a consequence of credit considerations, in addition, to the extent any such swap transactions are required to be cleared by a regulated clearinghouse pursuant to the Reform Act (defined below), they may become subject to position limits imposed by the relevant clearinghouse or by the CFTC or SEC;

(3)	participants in the swap markets are not required to make continuous markets in swaps contracts; and

(4)	the swap markets are currently "principal markets," in which performance with respect to a swap contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearinghouse.

As a result, Campbell & Company will be subject to the risk of the inability of or refusal to perform with respect to such contracts on the part of the counterparties with which Campbell & Company trades. The Reform Act will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to a regulated clearinghouse. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, the Reform Act's success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool's income or loss and change in net asset value, and an annual financial report, audited by an independent registered public accounting firm.

The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation of existing positions only. The exercise of such powers could adversely affect the Fund's trading.

Available Information

The Fund files quarterly, annual and current reports with the SEC. These reports are available to read and copy at the SEC's Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC's toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund's filings are posted on the SEC's website at http://www.sec.gov.

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

Short Sales May Lead to Potentially Unlimited Losses

The Fund may establish short positions in a number of investment instruments.  A futures trader that is obligated to make delivery is "short" the contract or has "sold" the contract.  A futures trader who establishes a short position in a futures contract would initially sell an interest at the current price and then would buy an interest at market price in order to offset such obligation.  The short futures trader hopes to sell high and buy low.  Short selling allows the short seller to profit from declines in market prices to the extent such declines exceed the transaction and any other related costs.  A short sale creates the risk of an unlimited loss, in that the price of the underlying commodity could theoretically increase without limit, thus increasing the cost of buying those futures to offset the short position.  There can be no assurance that the futures necessary to cover a short position will be available for "purchase".  Establishing a long position in futures contracts to close out the short position can itself cause the price of the futures to rise further, thereby exacerbating the loss.  The use of leverage combined with short selling may increase the amount of losses that the Fund experiences.

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

The Fund's Investments Could be Illiquid

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

Your Investment in the Fund Could Be Illiquid

There is no secondary market for the Units and none is expected to develop. While the Units have redemption rights, there are restrictions. For example, redemptions can occur only at the end of a month. If a large number of redemption requests were to be received at one time, the Fund might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Fund and consequently your investment.  Transfers of interest in the Units are subject to limitations, such as 30 days' advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Fund.

Reduced Market Exposure in Times of High Volatility May Limit Profit Potential

During periods of high volatility in the markets, the Fund may reduce its market exposure. While the purpose of such reductions is to attempt to limit potential losses to the Fund, such reductions may also have the effect of limiting potential profits for such time as the Fund's market exposure remains in a reduced state.

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

The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company's historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

Should the amount of assets that Campbell & Company and its affiliates manage increase, it may be more difficult for them to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund, which could have a detrimental effect on your investment.  Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in certain trading programs, reducing the range of markets in which trading opportunities may be pursued.  Campbell & Company reserves the right to make distributions of profits to Limited Partners in an effort to control asset growth.  In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts exceeds the compensation it receives from managing the Fund's account.  Because records with respect to other accounts are not accessible to Investors, the Investors will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to Review the Fund's Holdings on a Daily Basis

Campbell & Company makes the Fund's trading decisions. While Campbell & Company receives daily trade confirmations from the futures brokers and over-the-counter counterparties, the Fund's trading results are reported to Investors monthly. Accordingly, an investment in the Fund does not offer Investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

Portfolio Turnover

The Fund may dispose of its investment instruments without regard to the length of time they have been held when such actions appear advisable based on the models included in its portfolio.  Since Campbell & Company trades the Fund's investment instruments based on the models included in the portfolio, it is impossible to predict, with any degree of certainty, the portfolio turnover rate for the Fund.  A high portfolio turnover rate bears certain tax consequences and results in greater transaction costs, which are borne directly by the Fund.

Inadequate Models Could Negatively Affect the Fund's Investment Portfolio

Campbell & Company's trading is highly model driven, and is subject to possibly material flaws in the models.  As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model may become outdated or inaccurate, possibly without Campbell & Company recognizing that fact before losses are incurred.  In particular, the Fund may incur losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company's pricing models to generate prices which deviate from the market.  The risk of loss to the Fund in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions.  In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving.

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

Reliance on the Campbell & Company's Discretion and Trading Models

The Fund's success depends on the ability of Campbell & Company to develop and employ proprietary models across debt instruments, futures-related interests and/or derivative instruments.

Campbell & Company can provide no assurance that its efforts or the proprietary trading models that it employs will be successful, that it will always recognize each situation in which the models' signals should or should not be used, or that such use or non-use of such signals will increase the Fund's profits or minimize its losses.  The discretionary authority of Campbell & Company may have a significant actual effect on the Fund's performance (positive or negative).

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

Campbell & Company continues to test and evaluate the models, as a result of which the models may be modified from time to time.  As a result of such periodic modifications, it is possible that the trading strategies used by Campbell & Company in the future may be different from the strategies presently in use, or that which were used in the past.  Any modification of the models will not be subject to any requirement that Limited Partners receive notice of the change or consent to it.  There can be no assurance as to the effects (positive or negative) of any modification on the Fund's performance.  No assurance can be given that the trading strategy used or to be used by Campbell & Company will be successful under all or any market conditions.

Trend-Following Components of the Models

In the past, there have been periods without discernible trends in the markets in which the Fund trades and, presumably, such periods will continue to occur in the future.  Any factor which would lessen the prospect of major trends occurring in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that certain models utilized by Campbell & Company will be profitable in the future.  Moreover, any factor which would make it more difficult to execute trades at desired prices in accordance with the signals of the models (such as a significant lessening of liquidity in a particular market) would also be detrimental to profitability. Further, many advisers' trading methods utilize similar analyses in making trading decisions.  Therefore, bunching of buy and sell orders can occur, which makes it more difficult for a position to be taken or liquidated.  No assurance can be given that the strategies utilized by Campbell & Company will be successful under all or any market conditions.

Market Factors May Adversely Influence the Models

Often, the most unprofitable market conditions for the Fund are those in which prices "whipsaw," moving quickly upward, then reversing, then moving upward again, then reversing again.  In such conditions, Campbell & Company may, on the basis of its models, establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.  Overall market, industry or economic conditions, which neither the Fund nor Campbell & Company can predict or control, will have a material effect on performance.

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

Futures and Forward Trading is Highly Speculative and Volatile

Futures and forwards trading is speculative, and is not intended to be a complete investment program. Futures and forwards have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures and forwards trading is designed only for sophisticated investors who are able to bear the risk of capital loss.

Futures and Forwards Trading Involves Substantial Leverage

The low margin deposits normally required in futures and forward contracts trading permit an extremely high degree of leverage; margin requirements for futures and forward contracts trading being in some cases as little as 2% of the face value of the contracts traded.  Accordingly, the Fund is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures or forward contract may result in immediate and substantial losses to the investor.  For example, if at the time of purchase, 10% of the price of the futures or forward contract is deposited as margin, a 10% decrease in the price of the futures or forward contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions.  The Fund's ratio of margin to equity is typically 10% to 30%.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures and Forwards Trading May Be Illiquid

Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily limits."  During a single trading day no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures interest prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  While daily limits reduce liquidity, they do not reduce ultimate losses, and may in fact substantially increase losses because they may prevent the liquidation of unfavorable positions.  There is no limitation on daily price moves in trading currency forward contracts.

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

Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the "exchange based" markets.  This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Fund's transactions with a single or small group of counterparties.  Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty.  However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy.  The ability of Campbell & Company and the Fund to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties' financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Fund.

The Fund may trade deliverable forward contracts in the inter-bank currency market.  Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets.  As a result of Dodd-Frank, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not intend to make or take delivery).  Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.  There is currently no limitation on the daily price movements of forward contracts.  Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded.  The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit such forward trading to less than that which Campbell & Company would otherwise recommend, to the possible detriment of the Fund.

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

Forex/Cross Rates Trading

The Fund may trade currencies through Forex trading, which is the off-exchange trading of the exchange rate between two retail currency pairs. This may include cross rates trading, which is off-exchange trading of the exchange rate between two currency pairs other than the U.S. Dollar. The risk of loss in Forex trading can be substantial. Investors should be aware that Forex transactions are not traded on an exchange, and those funds deposited with the counterparty for Forex transactions may not receive the same protections as funds used to margin or guarantee exchange-traded futures contracts.

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")

In response to the financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously had been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective, not all of which have been finalized, and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Fund, Campbell & Company, and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

The "Volcker Rule" component of Dodd-Frank materially restricts proprietary speculative trading by banks, "bank holding companies" and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Fund from other talented portfolio managers trading in the Fund's investment sector.

Speculative Position Limits

The CFTC and the United States commodities exchanges impose limits referred to as "speculative position limits" on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on United States commodities exchanges.  Dodd-Frank significantly expands the CFTC's authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2013, the CFTC proposed (a) a series of new speculative position limits with respect to futures, options on futures and swaps on 28 so-called "exempt commodities" (which includes most energy and metals contracts) and agricultural commodities and (b) aggregation requirements with respect to positions across accounts with common ownership or control. The CFTC's proposals are not yet finalized (or effective).  If the CFTC is successful in these proposals, the counterparties with which the Fund deals may further limit the size or duration of positions available to the Fund.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Fund could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  Dodd-Frank mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses.  The CFTC has now implemented mandatory clearing rules for 4 classes of interest rate swaps and 2 classes of index credit default swaps. The CFTC will also consider whether to propose mandatory clearing requirements for agricultural swaps, energy swaps, broad-based equity swaps, and foreign exchange non-deliverable forwards. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC or CFTC mandated margin requirements.  OTC derivatives dealers typically demand the unilateral ability to increase the Fund's collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums.  The bank regulators and the CFTC have imposed margin requirements on non-cleared OTC derivatives and new requirements that apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it.  OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers' trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank.  This has and will continue to increase the OTC derivative dealers' costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

With respect to cleared OTC derivatives, the Fund will not face a clearinghouse directly but rather through an OTC derivatives dealer that is registered with the CFTC or SEC to act as a clearing member.  The Fund may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse, triggered by a customer's failure to meet its obligations to the clearing member.

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

Major OTC derivatives market participants are now also required to register with the CFTC and will ultimately be required to register with the SEC.  Campbell & Company is registered as a Forex Firm and Swap Firm with the National Futures Association and could be required to register as a major swap participant for trading in the OTC derivatives markets.  Major Swap participants are also subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements may further increase the overall costs for major swap participants.  The overall impact of Dodd-Frank on Campbell & Company remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Although Dodd-Frank requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain derivatives that may be traded by the Fund may remain principal-to-principal or OTC contracts between the Fund and third parties entered into privately.  The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and "bid-ask" spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several more years.  To the extent not mitigated by implementation of Dodd-Frank, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty's failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party's legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Institutions, such as brokerage firms, banks and broker-dealers, generally have custody of the Fund's portfolio assets and may hold such assets in "street name."  The Fund is subject to the risk that these firms and other brokers, counterparties, clearinghouses or exchanges with which the Fund deals may default on their obligations to the Fund.  Any default by any of such parties could result in material losses to the Fund.  Bankruptcy or fraud at one of these institutions could also impair the operational capabilities or the capital position of the Fund.  In addition, securities and other assets deposited with custodians or brokers may not be clearly identified as being assets of the Fund, causing the Fund to be exposed to a credit risk with regard to such parties.  The Fund generally will only be an unsecured creditor of its trading counterparties in the event of bankruptcy or administration of such counterparties.  In some jurisdictions, the Fund may also only be an unsecured creditor of its brokers in the event of bankruptcy or administration of such brokers.  The Fund attempts to limit its brokerage and custody transactions to well capitalized and established banks and brokerage firms in an effort to mitigate such risks, but the collapse in 2008 of the seemingly well capitalized and established Bear Stearns and Lehman Brothers demonstrates the limits on the effectiveness of this approach in avoiding counterparty losses.

The Fund may effect transactions in "over-the-counter" or "interdealer" markets.  The participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of "exchange-based" markets.  This exposes the Fund to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Fund has concentrated its transactions with a single or small group of counterparties.  The Fund is not restricted from dealing with any particular counterparty or in the size of the exposure which the Fund may provide to a given counterparty.  The inability to make complete and "foolproof" evaluations of the financial capabilities of the Fund's counterparties and the absence of a regulated market to facilitate settlement increases the risk to the Fund.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives market by requiring exchange clearing of derivatives trades, not all of the Fund's trades will be subject to the clearing requirements once they generally become effective, either because the trades are grandfathered or because they are bespoke.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

Swap Agreements

Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular "notional amount."  Depending on their structure, swaps may increase or decrease the Fund's exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Fund's portfolio.

These hedging techniques using swaps involve one or more of the following risks:  (i) imperfect correlation between the performance and value of the instrument and the value of the Fund securities or other objective of Campbell & Company; (ii) possible lack of a secondary market for closing out a position in such instrument; (iii) losses resulting from interest rate, spread or other market movements not anticipated by Campbell & Company; (iv) the possible obligation to meet additional margin or other payment requirements, all of which could worsen the Fund's position; and (v) default or refusal to perform on the part of the counterparty with which the Fund trades.  Furthermore, to the extent that any hedging strategy involves the use of over-the-counter swap transactions, such a strategy would be affected by implementation of the various regulations adopted pursuant to Dodd-Frank.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Fund

Considerable regulatory attention has been focused on non-traditional investment pools.  Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the "hedge fund" industry in general.  Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions.  It is impossible to predict what, if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future.  Any such regulation could have a material adverse impact on the profit potential of the Fund or the ability of the Fund to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Limited Partners.

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

Daily Price Fluctuation Limits Imposed by Futures Exchanges May Alter Trading Decisions for the Fund

Most U.S. futures exchanges have established "daily price fluctuation limits" which preclude the execution of trades at prices outside of the limit.  Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading.  If prices were to approach the level of the daily limits, these limits could cause a modification of Campbell & Company's trading decisions for the Fund or force the liquidation of certain futures positions.  Either of these actions may not be in the best interest of the investors.  From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases, it is possible that Campbell & Company, as trading manager, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.

The Fund is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company's trades takes place on markets or exchanges outside the United States.  From time to time, over 50% of the Fund's overall market exposure could involve positions taken on foreign markets.  The risk of loss in trading foreign futures contracts can be substantial.  Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade.  Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts.  None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws.  Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

Membership in a Swap Execution Facility

In an effort to facilitate the investment strategies employed by the Campbell & Company on behalf of the Fund, the Fund and/or Campbell & Company may become members of exchanges and/or swap execution facilities ("SEFs").  Such membership may subject the Fund and/or Campbell & Company to a wide range of regulation and other obligations, together with associated costs.  Like any other self-regulatory organization, SEFs are expected to regularly revise and interpret their rules, and such revisions and interpretations could adversely impact the Fund.  Even if the Fund opts not to trade on a SEF directly but instead through a broker, such trading may nevertheless require the Fund to consent to the SEF's jurisdiction as a self-regulatory organization and to be subject to the SEF's rulebook, which could adversely impact the Fund.

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

Tax Risks

Investors are Taxed Based on Their Share of Fund Income and Gain

Investors are taxed each year on their share of the Fund's income and gain, if any, irrespective of whether they redeem any Units or receive any cash distribution from the Fund. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

All performance information included in this Form 10K is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

Tax Could be Due from Investors on Their Share of the Fund's Ordinary Income Despite Overall Losses

Investors may be required to pay tax on their allocable share of the Fund's ordinary income, which in the case of the Fund is the Fund's interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Fund incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

There Could be a Limit on the Deductibility of Management and Performance Fees

Although the Fund treats the management and performance fees paid to Campbell & Company as ordinary and necessary business expenses, upon an IRS audit, the Fund may be required to treat such fees as "investment advisory fees" if the Fund's trading activities did not constitute a trade or business for tax purposes. If the Investor's share of expenses were deemed to be investment advisory fees, an Investor's tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund's capital gain or as an increase in the Fund's capital loss. If the management fees were so treated, an Investor's tax liability would likely increase.

New Partnership Audit Rules

The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Fund.

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change

The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund's profitability. Included in these charges are brokerage fees and operating expenses. On the Fund's forward trading, "bid-ask" spreads are incorporated into the pricing of forward contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the "bid-ask" spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant.

The Fund's Service Providers Could Fail

The institutions with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. A futures broker is generally required by U.S. law to segregate all funds received from such broker's customers from such broker's proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker's bankruptcies, the Fund could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker's combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures brokers as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures broker has been the subject of regulatory and private causes of action, as described under "The Futures Broker" section of the Prospectus.

Although Campbell & Company regularly monitors the financial condition of the counterparties it uses, if the Fund's counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Fund's assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

Risks due to Redemption or Credit Restriction

The Fund is subject to the risk that its major institutional investors may be compelled to redeem or that the Fund's counterparties or brokers will be required to restrict the amount of credit previously granted to the Fund due to their own financial difficulties, resulting in forced liquidation of substantial portions of the Fund's trading program.

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

The Fund Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Fund

Investors are not entitled to participate in the management of the Fund or the conduct of its business. Rather, the Fund is wholly dependent upon the services of the general partner. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the general partner's principals could have a material and adverse effect on the general partner's ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company's ability to adequately carry out its advisory responsibilities.

The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

Campbell & Company may withdraw from the Fund upon 90 days' notice, which would cause the Fund to terminate. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days' prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund. A transferee shall not become a substituted Investor without the written consent of the General Partner. See "Second Amended and Restated Agreement of Limited Partnership."

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974

Campbell & Company anticipates that the underlying assets of the Fund may be considered for purposes of Title I of the Employee Retirement Income Security Act, as amended ("ERISA"), and Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), to be assets of certain employee benefit plans and other Plans that purchase Units. Under such circumstances, the investments of the Fund and the activities of Campbell & Company will be subject to and, in certain cases, limited by, ERISA and the Code.

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

The Performance Fee Could Be an Incentive to Make Riskier Investments

Campbell & Company employs a speculative strategy for the Fund, and receives performance fees based on the trading profits earned by it for the Fund. Campbell & Company would not agree to manage the Fund's account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Fund's assets were managed by Campbell & Company that did not require performance-based compensation.

The Fund May Distribute Profits to Investors at Inopportune Times

Campbell & Company reserves the right to make distributions of profits of the Fund to the Investors at any time in its sole discretion in order to control the growth of the assets under Campbell & Company's management. Investors will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the Investors.

Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Fund

Campbell & Company's strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company's hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Fund to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.

Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade

Campbell & Company's strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Fund or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Fund to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause Campbell & Company to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause Campbell & Company to reverse such action or inaction, all of which may ultimately be to the detriment of the Fund.

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Campbell & Company has a conflict of interest because it acts as General Partner and sole trading advisor for the Fund. Since Campbell & Company acts as both trading advisor and General Partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm's-length negotiation. These fees consist of a brokerage fee of up to 7% (of which 3% is retained) and a 20% performance fee. Campbell & Company, as General Partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent's interest in maximizing compensation and in advising its clients to make investment decisions in the client's best interests.

The Value Of The Shares Will Be Adversely Affected If The Fund is Required To Make Indemnification Payments

Under the Fund's constituent document and pursuant to the service contracts, Campbell & Company and the service providers have the right to be indemnified for any liability or expense they incur, assuming that they have satisfied their standard of care and have not materially breached the applicable agreement(s).  That means an indemnitee may require the assets of the Fund to be sold in order to cover losses or liability suffered by it with respect to the Fund.  Any sale of that kind would reduce the value of the Shares of the Fund.

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

The Fund's Fees and Expenses

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

Compulsory Redemption of Units

Campbell & Company has the right to redeem all or any portion of the Units of any Investor, for any reason or no reason, upon not less than ten (10) days' prior written notice to the Investor; provided, however, that the Fund may require a redemption of all or any portion of any Investor's Units as of any date without providing any prior notice to avoid causing the assets of the Fund to be "plan assets" within the meaning of ERISA or Section 4975 of the Code. Amounts so redeemed will be calculated and paid as provided above for voluntary redemptions.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2015, there were 9,171 Limited Partners in the Registrant and 194,828.430 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Total Assets	$553,875	$690,656	$727,627	$797,867	$960,593
Total Partners' Capital	545,463	676,482	710,325	778,039	935,207
Total Net Trading Gain (Loss) (includes brokerage commissions)	(503)	144,246	113,936	57,127	(8,624)
Net Income (Loss)	(44,367)	100,452	60,888	(2,809)	(93,503)
Net Income (Loss) Per General and Limited Partner Unit *	(208.71)	398.71	200.29	(7.87)	(190.91)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(222.65)	461.28	178.78	(29.88)	(198.69)
Weighted Average Number of Units Outstanding	212,574.520	251,943.822	304,003.690	357,029.398	489,767.202

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2015 and 2014.

	1st Qtr. 2015	2nd Qtr. 2015	3rd Qtr. 2015	4th Qtr. 2015
Total Net Trading Gain (Loss) (includes brokerage commissions)	$67,906	$(96,740)	$26,275	$2,056
Net Income (Loss)	55,824	(108,080)	15,753	(7,864)
Net Income (Loss) per General and Limited Partner Unit *	251.22	(497.31)	74.76	(39.31)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	247.79	(499.97)	72.15	(42.62)
Net Asset Value per General and Limited Partner Unit at the End of the Period	3,270.15	2,770.18	2,842.33	2,799.71
Weighted Number of Units Per Period	222,211.456	217,330.299	210,716.809	200,039.516

	1st Qtr. 2014	2nd Qtr. 2014	3rd Qtr. 2014	4th Qtr. 2014
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(68,552)	$32,235	$85,463	$95,100
Net Income (Loss)	(79,635)	21,822	74,872	83,393
Net Income (Loss) per General and Limited Partner Unit *	(290.40)	83.91	287.91	362.06
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(292.42)	83.40	309.71	360.59
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,268.66	2,352.06	2,661.77	3,022.36
Weighted Number of Units Per Period	274,222.329	260,055.228	243,168.584	230,329.146

* Based on weighted average number of units outstanding during the period.

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

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gains (losses) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (i.e., forward contracts which are traded in the inter-bank market).

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

The Fund generally maintains 60% to 75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Fund is adjusted and positions in the instruments the Fund trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

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

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

Results of Operations

The returns for the years ended December 31, 2015, 2014, and 2013 were (7.37)%, 18.01%, and 7.50%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2015, 2014 and 2013, the Fund accrued brokerage fees in the amounts of $44,538,157, $44,356,653, and $54,768,729, respectively, and paid brokerage fees in the amounts of $45,335,134, $44,572,291, and $55,177,236, respectively. No performance fees were accrued or paid during the years ended December 31, 2015, 2014 and 2013.

2015 (For the Year Ended December 31)

Of the (7.37)% return for the year, approximately (8.11)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.40% due to trading gains (before commissions) and approximately 0.34% due to investment income . An analysis of the 0.40% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.94%
Currencies	3.08%
Interest Rates	(3.86)%
Stock Indices	(0.76)%
0.40%

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

The Fund showed a loss in October.  Profits from stock index holdings were more than offset by losses from foreign exchange, interest rate, and commodity positions during the month. Foreign exchange positions from trend following strategies produced some of the largest losses for the portfolio during October.  The portfolio held a net long US dollar positioning during the month.  A weaker than expected September US employment report early in the month caused a US dollar sell-off for the first two weeks as expectations for a US Federal Reserve rate hike began to fade.  Long-term downtrends in many of the commodity currencies, such as the Australian and Canadian dollars, reversed which led to losses in those currencies.  Non-trend strategies produced some offsetting gains in the sector. Interest rate positions contributed small additional losses to the portfolio.  Dovish comments from the European Central Bank (ECB) head Mario Draghi and a more hawkish than expected statement from the US Federal Reserve were the biggest drivers of interest rate markets.  The portfolio experienced gains in Europe, but more than offsetting losses in the US, UK, and Asia from trend and non-trend systems alike. Commodity positions also detracted from the portfolio's monthly P&L.  Non-trend systems showed some strong gains that were offset by losses from trend strategies.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and near-record inventory levels pushed natural gas sharply lower.  Offsetting losses across the other commodity sub-sectors left the sector lower on the month overall. The best gains during the month came from long positioning on global stock indexes.  The sharp sell-off in global stocks from August and September was reversed during October.  Signs that the US Federal Reserve was not quite ready to raise interest rates linked with new stimulus from China and expected stimulus from the ECB pushed stock prices sharply higher which benefitted both trend following and non-trend strategies.

Commodities, foreign exchange and interest rate positions fueled Fund gains in November.  Stock index holdings provided some small offsetting losses during the month.  Commodity positions provided some of the best gains to the portfolio during November, with both trend following and non-trend systems contributing.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and record inventory levels pushed natural gas prices lower.  Short positioning on Brent and WTI also added to gains in the energy sub-sector as supplies remained abundant.  Short holdings on the industrial metals, namely copper, zinc, and nickel, also produced solid profits as a stronger US dollar, in addition to weak demand and plentiful supplies kept prices under downward pressure.  Other sector gains came from short positioning on corn and wheat as those prices fell amid steady harvest progress leading to expectations for abundant supplies.  Foreign exchange positions from both trend following and non-trend strategies produced additional profits.  A short holding on the euro versus the US dollar was one of the best performing trades.  Expectations of divergent monetary policies between Europe and the US put downward pressure on the euro.  The ECB is widely expected to provide additional easing measures in December, while the US Federal Reserve is broadly expected to increase interest rates during the same month.  A short position on the Polish zloty also added to profits.  The combination of potential ECB monetary policy easing, depressed energy prices, and the expected interest rate increase by the US Federal Reserve put pressure on the Emerging Market currencies.  Interest rate positions contributed small additional gains to the portfolio, driven by the non-trend strategies.  Some of the best opportunities were found in Germany, the United Kingdom, Italy, the United States, and Canada.  Some small losses during the month came from stock index positions, primarily from non-trend systems.  A short position on Australian SPI 200 was one of the worst trades in the sector.

The Fund showed a loss for December.  Losses came from interest rate and stock index holdings while foreign exchange and commodity positions provided some smaller offsetting gains during the month.  Interest rate positions provided some of the biggest losses to the portfolio during December, with both trend following and non-trend systems contributing.  Some of the largest losses came from the German 10-year and 5-year notes.  Long positioning on these, and other global interest rate markets, suffered when ECB president Mario Draghi disappointed markets early in the month.  Traders had widely expected Mr. Draghi to announce major new stimulus measures at the ECB's December meeting.  When he failed to live up to the high expectations, major bond markets saw a sharp reversal in trend leading to losses for the sector.  The non-trend systems had a particularly difficult time navigating the choppy price action that occurred after the disappointing ECB announcement.  Some additional losses during the month came from stock index positions, primarily from the trend systems.  Long positioning on global stock indexes, especially within Europe, were hurt by the underwhelming ECB stimulus announcement.  Many major European indexes finished December with losses greater than 5% for the month.  Foreign exchange positions from both trend following and non-trend strategies produced some offsetting profits.  One of the best performing holdings was a short position on the Canadian dollar versus the US dollar.  The Canadian currency is closely tied to the price of WTI and was dragged lower by the sell-off in the oil market.  Trend following and non-trend strategies each produced some small gains in the commodity sector.  Short positioning within the energy complex proved profitable as those markets remained under pressure amid high supply and anemic demand.  The unseasonably warm weather also weighed on those products used for home heating, such as gasoil.  Short positioning on the industrial metals, namely aluminum, zinc, and copper, produced some losses as oversold conditions led to a bounce in prices.

2014 (For the Year Ended December 31)

Of the 18.01% return for the year, approximately 25.92% was due to trading gains (before commissions) and approximately 0.27% was due to investment income, offset by approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 25.92% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.65%
Currencies	9.94%
Interest Rates	15.53%
Stock Indices	(3.20)%
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

Solid gains were realized in December to close-out a year of strong performance. Profits came from interest rate, foreign exchange, and commodity holdings offset mostly by stock index position losses. The largest gains for December came from long global interest rate positions within both the trend-following and non-trend following strategies. Global interest rate products rallied during the month as the collapse in crude oil prices has led to a sharp decline in inflation expectations. Geo-political uncertainty also helped to boost prices as the Russian ruble crisis and uncertainty around the Greek political situation drove safe-haven buying. Gains were particularly strong within Japan and Europe as those central banks remain committed to additional quantitative easing measures. Foreign exchange contributed additional gains, driven by the trend following systems. Overall, long US dollar positioning proved profitable as the US FOMC dropped its pledge to keep interest rates near zero for a "considerable time" as the American economy continued to show signs of strengthening. Short positioning on the Mexican peso versus the US dollar was one of the best performing FX holdings. The peso sank in value as plunging oil prices damped speculation that a projected energy boom in the country would attract foreign investment and spur economic growth. Commodity positions were another source of profit during the month. Trend following strategies showed gains while non-trend programs produced offsetting losses. Short energy exposure was the best performing sub-sector and dominated returns in the sector as short positions in Brent and Gas Oil provided the largest gains. Oil prices continued to tumble amid the stronger US dollar and OPEC failed to intervene in the market to stop the slide. Some offsetting losses were seen within the grains and precious metal commodity sub-sectors. Stock index positioning, from both trend and non-trend systems, proved unprofitable during the month. Global stock index performance was mixed during the month with most indices losing value. The ongoing decline in the energy complex, the Russian ruble crisis, and Greek political uncertainty all fueled a general risk reduction in stocks.

2013 (For the Year Ended December 31)

Of the 7.50% return for the year, approximately 15.47% was due to trading gains (before commissions) and approximately 0.41% was due to investment income, offset by approximately (8.38)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 15.47% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.74%
Currencies	1.74%
Interest Rates	(4.30%)
Stock Indices	14.29%
15.47%

2013 began on a positive note, as the Fund posted solid gains. Equity Indices and Foreign Exchange sectors responded to improved economic outlooks in the U.S. and Europe and to the promise of aggressive fiscal and monetary policy in Asia. Commodities were flat on the month, and the Interest Rates sector was the only significant detractor from performance. The Fund lost on a net-long position in global long-term rates as the sector moved lower on the same macroeconomic drivers that pushed equity markets higher and a general rotation out of bonds and into stocks. From a strategy perspective, longer-term trend following models were the most profitable strategies in January, with other complimentary strategies providing additional returns. Long global equity positions primarily from European and Asian holdings recorded the majority of gains. Positive data points out of Europe included the softening of tough "Basel III" regulations, a larger-than-expected repayment by banks of LTRO (Long-term Refinancing Operation) funds to the ECB (European Central Bank), Spanish and Italian bond auctions bringing the lowest yields in months, and German ZEW (The Centre for European Economic Research) surveys of sentiment that were much more optimistic. In Asia, the new Japanese government used every possible opportunity to push for a weakening of the Japanese Yen and a 2% inflation target to end decades of deflation. Exporters rallied as the Yen weakened throughout the month. The Fund's short Japanese Yen position was the most profitable trade in the portfolio during January. Losses in Interest Rates were not enough to offset gains as the sector exhibited a generally negative correlation to equities, hurting the Fund's long position.

The Fund, which consists of both trend following and non-trend following strategies, profited in February. The majority of gains came from the foreign exchange sector, while losses in equity index trading offset some of these gains. Interest rates and commodities had little impact on performance. Foreign exchange was the most profitable sector, contributing well over 1% to the Fund. In the U.K., the British Pound (GBP) was down over 4% in February as weak economic fundamentals led Moody's to downgrade the U.K.'s Aaa sovereign debt rating to Aa1. The Fund made over 1% in GBP on a short position against the U.S. Dollar. The Canadian Dollar (CAD) also declined over 3% in February on global risk-off positioning and developments indicating a slowing Canadian economy. This led to additional gains on a short position against the currency. These gains were partially offset by losses from trading in equity indices where long positioning in European indices was unprofitable. Political uncertainty in the region, threatening a smooth recovery, caused downward moves in several major indices and reversed recent upward trends. Trading in North American indices was relatively flat for trend following strategies and losses in the region were driven by faster, non-trend following strategies getting caught in volatile market action. Trading in both interest rates and commodities was relatively flat in February. Renewed concerns over European sovereign debt and the impending U.S. sequester drove interest rate markets, producing small gains for the Fund. In commodities, gains in metals were offset by losses in energies, driven by the same macroeconomic factors that impacted the interest rates sector.

The Fund's strategies profited in three of four major sectors traded in March, with the majority of gains coming from commodities. Major economic drivers included Chinese and Japanese political developments, positive economic data in the U.S., and the bank bailout situation in Cyprus. Trend following strategies contributed over 2% to the Fund, while other non-trend strategies detracted from performance. Gains in commodities were led by short positions in copper and aluminum as these industrial metals fell sharply during the month. Copper was pressured by new property tightening measures in China aimed at reining in overheated housing markets. Aluminum fell on reports that production climbed 2.4% in February. Soft commodities and energies also added to profits as supply and weather data moved markets in the direction of the Fund's positions. Equity indices, specifically long positioning in the United States and Japan, also added to monthly gains. A sharp uptick in U.S. non-farm payrolls and a downtick in the unemployment rate, followed by data indicating a steadily improving U.S. housing market helped push index levels higher. Japanese stocks rose for a seventh straight month, gaining over 7%, as Prime Minister Abe's efforts to end deflation began with his appointment of Haruhiko Kuroda to lead the Bank of Japan ("BOJ"). Positioning in foreign exchange contributed small gains to the Fund. The most profitable trade continues to be short Japanese Yen, with the new BOJ Governor stating he will do "whatever it takes" to achieve his goal of a 2% inflation target within two years. Interest rates was the only sector to detract from positive performance during the month. The Fund's trend following strategies made money in the sector, however, non-trend strategies more than offset those gains and led to losses primarily driven by long-term instruments. Price action varied widely across global interest rate markets, creating a difficult trading environment for some strategies.

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

The Fund had a net loss in June.  Declines in stock indices and foreign exchange were only partially offset by gains from commodities and fixed income.  The primary focus of global markets in June revolved around the fear that the US Federal Reserve was beginning to signal that their aggressive QE measures were going to be reduced or "tapered" amid stronger US economic trends.  World markets have enjoyed the benefits of the unprecedented liquidity that the US central bank has pumped into the banking system over the past five years, however the announcement by Fed Chairman Bernanke on June 19th that QE tapering could begin as soon as year-end roiled global markets.  Trend strategies showed their largest losses in long equity index positions.  The losses were spread across all global equity markets as they sold off on the concern that US QE tapering could be expected in the near future.  Non-trend strategies showed gains in foreign exchange positioning, but the trend-following models produced losses that more than offset any gains.  The trend strategies showed the greatest losses on the Japanese yen and the British pound as both showed sharp trend reversals post Bernanke's tapering comments mid-month.  Trend-following strategies delivered gains in commodities, especially within short industrial metals and precious metals positioning.  Concerns over a Chinese credit crunch plus fear over the potential impact from QE tapering pushed both types of metals lower.  Gains were somewhat offset by losses from energy positions which generally saw sharp mid-month trend reversals due to the strengthening US dollar amid fears that monetary accommodation would begin to be withdrawn.  Both non-trend and trend strategies showed gains in short positioning on fixed income instruments.  Global fixed income markets sold off sharply on fears over QE tapering.  The faster reacting non-trend models quickly built short positions and benefitted from the extended declines.

The Fund had small gross trading losses in July.  Gains from stock indexes were more than offset by losses from foreign exchange, fixed income, and commodities.  The largest losses during the month were found within foreign exchange holdings primarily from short positioning against the Canadian dollar and the New Zealand dollar.  These currencies both appreciated on hawkish leaning central bank comments and amid better economic data.  The Australian dollar produced one of the largest FX gains as the Royal Bank of Australia indicated that they had room to cut interest rates which was supported by tame inflation data.  Short positioning within both short and long dated fixed income instruments also caused losses, especially within the trend following strategies.  Members of the US Federal Reserve, including Chairman Bernanke, emphasized to world financial markets that a tapering of QE programs does not necessarily mean a tightening of interest rates.  This message helped push fixed income instruments higher, hurting the Fund's short positioning.  Non-trend strategies showed small losses as well.  Commodity positions were another source of losses during July.  The "QE tapering does not mean tightening" message helped gold appreciate over 7% which hurt recently profitable trend following short positioning.  Long positioning gains within energies, especially on crude and Brent oil, offset some of the sector's overall losses.  New Middle East tensions in Egypt, early month inventory draws, and some favorable economic data in the US all pushed most energies higher on the month.  Long stock index positions helped to mostly offset losses.  Most global stock markets rallied during July driven by expectations for continued monetary support from major central banks, generally better than expected second quarter earnings reports, and additional signs that global economic growth is improving, especially within Europe and the US.  Trend following strategies showed solid gains on long positioning within global stock indices; however, non-trend strategies showed small losses on the sector.

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

The Fund's losses continued in September.  Gains from stock indexes were more than offset by losses from commodity, foreign exchange, and interest rate holdings.  Commodities produced the largest losses on the month, led by long energy and short industrial metal positions.  A calming of tensions between the US and Syria caused a sell-off in energy markets, reversing the gains seen during August.  Industrial metals gained on the election of a pro-business Prime Minister in Australia and amid some better Chinese economic data.  The non-trend following strategies were long gold, which produced some offsetting gains on the US Fed's surprise decision to delay a tapering of its monthly QE program.  Foreign exchange positions produced losses as well.  The US dollar was broadly weaker versus most other G10 currencies during September with the US Dollar Index hitting a seven-month low.  The largest losses for the Fund were found in short Canadian and Australian dollar positions.  The Fed's surprising decision to delay tapering its $85 billion monthly asset purchase program sparked a sharp rally in these currencies versus the US dollar.  Some offsetting gains were found from long positioning on the British pound and Swiss franc versus the dollar.  Interest rate positions, primarily short holdings on the short-end of the curve, produced additional portfolio losses.  The Fed's surprise decision to delay QE tapering, some pockets of softer global economic data including a weaker than expected US employment report, and reports of a US government partial shutdown near month-end all helped to push fixed income instruments higher during September.  Long stock index holdings produced the only sector gains for the Fund during the month.  A peaceful resolution of the US/Syrian crisis, renewed confidence that Janet Yellen would be nominated to be the next head of the US Federal Reserve, and the Fed's decision to fully maintain QE helped most global stock markets to post solid gains.  Profits were capped by late month concerns about a showdown in Washington over government spending that ultimately resulted in a partial shutdown of the US government.

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

The Fund had a net loss in December.  Profits from stock index and foreign exchange positions were more than offset by losses from commodity and interest rate holdings.  The largest losses for December came from positioning in global interest rates driven by trend following strategies.  Losses were seen in both short-dated and long-dated instruments.  Anticipation that the US Federal Reserve would begin tapering its QE program came to fruition around mid-month causing interest rates to generally rise throughout December.  Losses were greatest in short-dated instruments where the portfolio had long positioning which suffered from improving economic data and the beginning of the Fed's QE taper.  Commodity holdings also produced some losses, primarily from non-trend strategies.  The worst performing sub-sector was industrial metals where short positioning suffered as a rally, sparked by increasing optimism over growth in China and the US, boosted metal prices.  Some offsetting gains came from short precious metal holdings which continued to trend lower amid the Fed's move to begin exiting its loose money policy.  Wheat produced the largest gains within the grains as weaker than expected export demand and ample global supplies pushed the commodity to a 20-month low.  Foreign exchange holdings produced gains.  The largest gains came from short positions on the Japanese yen and the Australian dollar versus the US dollar.  The Fed's decision to begin tapering linked with ongoing easy money policies in Japan pushed USDJPY to new multi-year highs.  The Australian dollar fell almost 2% versus the US dollar.  Long stock index positions produced the largest gains during December primarily driven by trend following strategies.  Global stocks generally sold off in the first half of the month as investors were anxious ahead of the Fed's QE taper decision.  Stocks rallied sharply post the Fed's taper announcement as investors digested the news and found themselves underinvested in an improving economic landscape.  Stocks moved to new highs helping to fuel gains in the sector.

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

The Fund's risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund's VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2015, 2014 and 2013 and the trading gains/losses by market category for the years then ended.

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.91%	1.94%
Currencies	0.61%	3.08%
Interest Rates	0.66%	(3.86)%
Stock Indices	0.36%	(0.76)%
Aggregate/Total	1.82%	0.40%

*	- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the (7.37)% return for the year, approximately (8.11)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.40% due to trading gains (before commissions) and approximately 0.34% due to investment income.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	3.65%
Currencies	0.84%	9.94%
Interest Rates	0.94%	15.53%
Stock Indices	0.53%	(3.20)%
Aggregate/Total	1.31%	25.92%

*	- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 18.01% return for the year, approximately 25.92% was due to trading gains (before commissions) and approximately 0.27% was due to investment income, offset by approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.98%	3.74%
Currencies	0.67%	1.74%
Interest Rates	0.32%	(4.30)%
Stock Indices	1.07%	14.29%
Aggregate/Total	1.51%	15.47%

*	- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the 7.50% return for the year, approximately 15.47% was due to trading gains (before commissions) and approximately 0.41% was due to investment income, offset by approximately (8.38)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

Material Limitations of Value at Risk as an Assessment of Market Risk

The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector.

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

Stock Indices

The Fund's primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, Singapore, Spain, Taiwan, Netherlands, India, South Africa and Sweden. The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund's positions being "whipsawed" into numerous small losses.

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

Agricultural

The Fund's agricultural exposure is to the fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar, and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of December 31, 2015.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Australian Dollar, British Pounds, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Swedish Krona, Singapore Dollar, South African Rand and Swedish Krona. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 47 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Management's Annual Report on Internal Control over Financial Reporting

Campbell & Company, LP ("Campbell & Company"), the general partner of the Fund is responsible for the management of the Fund. Management of Campbell & Company ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Fund's internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund's transactions are being made only in accordance with authorizations of Management and;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Fund's internal control over financial reporting was effective.

Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company's directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and was appointed to the Board of Directors of Campbell & Company and as Chief Executive Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Mr. Andrews is also, since November 2012, the Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company and Director of Campbell Financial Services, Inc., an SEC-registered broker-dealer and FINRA member.  Since March 2010, Mr. Andrews has served on the firm's Investment Committee.  Mr. Andrews served as Co-Director of Research since November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President: Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006.  He has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC and The Campbell Multi-Strategy Trust from March 2010 to June 2012.    Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively.

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

Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, and was appointed to the Board of Directors of Campbell & Company and as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012.  Mr. Harris has also been appointed, since November 2012, as President of The Campbell Multi-Strategy Trust, a registered investment company, and as Director of Campbell Financial Services, Inc., an SEC- registered broker-dealer FINRA member.  Since March 2010, Mr. Harris has served on the firm's Investment Committee.  Mr. Harris served as Vice President and Director of Trading since June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as a NFA Associated Member and Associated Person effective August 19, 2000 and September 21, 2000, respectively; and listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.

Dr. Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed as Director of Research of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Dr. Hu formerly served as the Co-Director of Research from November 2011 to October 2012. Since he joined the firm Dr. Hu has had a major role in the ongoing research and development of Campbell & Company's trading systems. In March 2010, Dr. Hu was appointed to the firm's Investment Committee.  As Director of Research he is responsible for the management of the research and investment process at the firm.  Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Dr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Dr. Hu again became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective April 7, 2010 and November 14, 2012 respectively.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company's fund administration function. Mr. Lloyd was appointed Secretary of Campbell & Company in October 2011 and as Director of the Board of Directors in November 2012.  Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director, Vice President, Chief Compliance Officer and Secretary and since November 2012 he was appointed President of Campbell Financial Services, Inc., an SEC- registered broker-dealer and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively. Mr. Lloyd became registered as an Associated Person and NFA Associate Member of Campbell & Company effective August 30, 2010.

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

Darvin N. Sterner, born in 1971, joined Campbell & Company in 1999 and was appointed Director of Private Wealth Distribution in May 2013 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, a SEC registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company's private wealth sales distribution. Since March 2007, Mr. Sterner has served as Vice President - National Sales Manager. He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associated Member and Associated Person effective April 16, 2002 and May 17, 2002, respectively.

Richard M. Johnson, born in 1964, joined Campbell & Company in March as the Managing Director, Global Head of Institutional Sales of Campbell & Company; Campbell & Company Investment Asviser LLC, a registered commodity trading advisor and an SEC registered investment adviser; and Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member.  Campbell & Company Investment Adviser LLC and Campbell Financial Services, LLC, are both wholly-owned subsidiaries of Campbell & Company.  In this capacity, Mr. Johnson is responsible for overseeing the firm's institutional investor relations and salesforce.  Prior to Campbell & Company, Mr. Johnson most recently served as the Managing Director of Strategic Business Development at Ellington Management Group, L.L.C., an investment advisor firm which specializes in asset-backed securities and mortgage-related derivatives.  During his tenure at Ellington Management, from May 2012 to February 2015, Mr. Johnson was responsible for institutional relations and capital raising strategies.  From March 2009 to April 2012, Mr. Johnson served as the Managing Director, Head of Institutional Distribution, North America, for Credit Suisse Securities (USA) LLC, an investment advisory and brokerage firm specializing in investment banking.  In this capacity, Mr. Johnson managed the alternative asset management distribution team.  Mr. Johnson holds a Bachelor of Science from Indiana University, Bloomington, IN.  Mr. Johnson became registered with the CFTC as a listed principal of Campbell & Company Investment Adviser LLC as of April 6, 2015; furthermore, Mr. Johnson became registered with the CFTC as a listed principal and Associated Person of Campbell & Company, LP as of April 6, 2015.

Heidi L. Kaiser, born in 1975, joined Campbell & Company in May 2006 and is currently the Deputy General Counsel, Chief Compliance Officer, and Anti-Money Laundering Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, an-SEC registered investment adviser, a wholly-owned subsidiary of Campbell & Company, and a registered commodity trading advisor. Ms. Kaiser also serves in this capacity for Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member, and served in this capacity for The Campbell Multi-Strategy Trust, a registered investment company, until May 2015.  Ms. Kaiser is involved in all aspects of legal affairs, compliance and regulatory oversight.  Ms. Kaiser oversees the Legal, Compliance, and Audit teams.  From April 2006 to August 2013, Ms. Kaiser was the Deputy General Counsel, Director of Compliance and Anti-Money Laundering Officer for Campbell & Company.  From November 1998 to April 2006, Ms. Kaiser was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Vice President and Counsel for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  While at DBSI, she represented the firm and its employees in securities litigation and NASD (n/k/a FINRA) and NYSE arbitrations.  Ms. Kaiser is a member of the Bar of the State of Maryland.  Ms. Kaiser became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective August 13, 2014 and August 12, 2014, respectively.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the "audit committee expert" because no member of the Audit Committee ("Committee") individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company's corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

Item 11.  Executive Compensation.

The Fund does not itself have any officers, directors or employees. The directors and managing officers of Campbell & Company are remunerated by Campbell & Company in their respective positions. The directors and managing officers receive no "other compensation" from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or Campbell & Company.

The Registrant is managed by its general partner, Campbell & Company. Campbell & Company receives from the Registrant a Brokerage Fee equal to 7% of the Registrant's month-end Net Assets per year. From such 7% Brokerage Fee, Campbell & Company remits 4% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Campbell & Company retains the remaining 3% as management fees (2% for providing advisory fees and 1% for acting as general partner). Campbell & Company also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income. The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a "High Water Mark"). In determining the fees in this paragraph, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Fund's bank, broker or cash management accounts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2015, there are no beneficial owners of the Limited Partnership.

(b)	Security Ownership of Management. As of December 31, 2015, Campbell & Company owned 235.103 Units of General Partnership Interest having a value of $658,220. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, L.P.	235.103 Units	0.12% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2015 and 2014 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2015 and 2014 were $162,500 and $178,750, respectively.

(b)	Audit Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 47 hereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2015 and 2014, (ii) Statements of Financial Condition December 31, 2015 and 2014, (iii) Statements of Operations For the Years Ended December 31, 2015, 2014 and 2013, (iv) Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2015, 2014 and 2013, (vi) Financial Highlights For the Years Ended December 31, 2015, 2014 and 2013, (vii) Notes to Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2016.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 29, 2016.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2015

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES

Report of Independent Registered Public Accounting Firm	49

Financial Statements

Condensed Schedules of Investments as of December 31, 2015 and 2014	50 - 53

Statements of Financial Condition as of December 31, 2015 and 2014	54

Statements of Operations For the Years Ended December 31, 2015, 2014 and 2013	55

Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013	56

Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2015, 2014 and 2013	57

Financial Highlights For the Years Ended December 31, 2015, 2014 and 2013	58

Notes to Financial Statements	59 - 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the "Fund"), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, cash flows, changes in partners' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2015 and 2014, the results of its operations, its cash flows, changes in its partners' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

March 29, 2016

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 CONDENSED SCHEDULE OF INVESTMENTS
 DECEMBER 31, 2015

FIXED INCOME SECURITIES
Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$20,040,567	3.67%
	Credit Cards	8,818,510	1.62%
	Equipment Loans	3,029,800	0.55%
	Utility Rate Reduction Bonds	685,878	0.13%
	Total Asset Backed Securities (cost $32,635,227)	32,574,755	5.97%

	Commercial Paper
	United States
	Communications	11,030,011	2.02%
	Consumer Discretionary	23,279,813	4.27%
	Consumer Staples	16,122,016	2.96%
	Energy	10,074,868	1.85%
	Financials	28,619,747	5.25%
	Health Care	20,178,845	3.70%
	Industrials	6,574,969	1.20%
	Technology	14,047,005	2.57%
	Utilities	23,474,688	4.30%
	Total Commercial Paper (cost $153,390,527)	153,401,962	28.12%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,322,342)	4,300,581	0.79%
	United States
	Communications	15,690,868	2.88%
	Consumer Discretionary	37,805,699	6.93%
	Consumer Staples	12,918,157	2.37%
	Financials	90,334,411	16.56%
	Health Care	8,890,619	1.63%
	Technology	3,902,981	0.71%
	Total United States (cost $169,821,304)	169,542,735	31.08%
	Total Corporate Bonds (cost $174,143,646)	173,843,316	31.87%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$45,000,000	U.S. Treasury Bills Due 01/28/2016*	44,996,310	8.25%
$21,020,000	U.S. Treasury Bills Due 02/04/2016*	21,018,360	3.85%
$77,000,000	U.S. Treasury Bills Due 02/25/2016*	76,992,454	14.12%
	Total Government And Agency Obligations (cost $143,017,647)	143,007,124	26.22%

	Total Fixed Income Securities ** (cost $503,187,047)	$502,827,157	92.18%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,939)	$1,939	0.00%

	Total Short Term Investments (cost $1,939)	$1,939	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 CONDENSED SCHEDULE OF INVESTMENTS
 DECEMBER 31, 2015

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$18,361	0.00%
Energy	60,602	0.01%
Metals	278,027	0.05%
Stock indices	(470,212)	(0.09)%
Short-term interest rates	(394,828)	(0.07)%
Long-term interest rates	468,177	0.09%
Net unrealized gain (loss) on long futures contracts	(39,873)	(0.01)%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	575,270	0.11%
Energy	(5,755,777)	(1.05)%
Metals	(2,661,677)	(0.49)%
Stock indices	(87,595)	(0.02)%
Short-term interest rates	(44,997)	(0.01)%
Long-term interest rates	(77,056)	(0.01)%
Net unrealized gain (loss) on short futures contracts	(8,051,832)	(1.47)%

Net unrealized gain (loss) on open futures contracts	$(8,091,705)	(1.48)%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(6,621,688)	(1.21)%
Various short forward currency contracts	8,052,240	1.47%
Net unrealized gain (loss) on open forward currency contracts	$1,430,552	0.26%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $89,991,900 deposited with the futures brokers and $53,015,224 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Equity in futures broker trading accounts
Cash	$51,239,065	$77,340,700
Restricted cash	5,107,473	0
Fixed income securities (cost $89,998,647 and $99,999,816, respectively)	89,991,900	99,999,816
Net unrealized gain (loss) on open futures contracts	(8,091,705)	17,464,340
Total equity in futures broker trading accounts	138,246,733	194,804,856

Cash and cash equivalents	644,164	316,533
Short term investments (cost $1,939 and $8,007,627, respectively)	1,939	8,007,627
Fixed income securities (cost $413,188,400 and $473,481,098, respectively)	412,835,257	473,506,402
Net unrealized gain (loss) on open forward currency contracts	1,430,552	13,576,767
Interest receivable	716,514	444,005
Total assets	$553,875,159	$690,656,190

LIABILITIES
Accounts payable	$401,392	$403,769
Brokerage fee payable	3,227,278	4,024,255
Accrued commissions and other trading fees on open contracts	95,209	77,771
Offering costs payable	130,828	302,436
Redemptions payable	4,557,645	9,365,497
Total liabilities	8,412,352	14,173,728

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 235.103 and 589.787 redeemable units outstanding at December 31, 2015 and December 31, 2014, respectively	658,220	1,782,549
Limited Partners - 194,593.327 and 223,236.152 redeemable units outstanding at December 31, 2015 and December 31, 2014, respectively	544,804,587	674,699,913
Total partners' capital (Net Asset Value)	545,462,807	676,482,462

Total liabilities and partners' capital (Net Asset Value)	$553,875,159	$690,656,190

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$8,064,703	$87,560,065	$95,689,835
Change in unrealized	(25,556,045)	1,585,681	9,721,053
Brokerage commissions	(3,108,902)	(3,515,221)	(5,331,902)
Net gain (loss) from futures trading	(20,600,244)	85,630,525	100,078,986

Forward currency trading gains (losses)
Realized	32,474,560	48,874,368	26,813,492
Change in unrealized	(12,146,215)	9,962,940	(12,692,003)
Brokerage commissions	(231,090)	(221,887)	(264,490)
Net gain (loss) from forward currency trading	20,097,255	58,615,421	13,856,999

Total net trading gain (loss)	(502,989)	144,245,946	113,935,985

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,527,095	2,097,352	2,885,191
Realized gain (loss) on fixed income securities	25,691	8,776	128,420
Change in unrealized gain (loss) on fixed income securities	(385,194)	(388,152)	142,151
Total investment income	2,167,592	1,717,976	3,155,762

Expenses
Brokerage fee	44,538,157	44,356,653	54,768,729
Operating expenses	1,493,196	1,155,305	1,435,067

Total expenses	46,031,353	45,511,958	56,203,796

Net investment income (loss)	(43,863,761)	(43,793,982)	(53,048,034)

NET INCOME (LOSS)	$(44,366,750)	$100,451,964	$60,887,951

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$(208.71)	$398.71	$200.29

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(222.65)	$461.28	$178.78

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	212,574.520	251,943.822	304,003.690

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Cash flows from (for) operating activities
Net income (loss)	$(44,366,750)	$100,451,964	$60,887,951
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	38,087,454	(11,160,469)	2,828,799
(Increase) decrease in restricted cash	(5,107,473)	0	0
(Increase) decrease in interest receivable	(272,509)	540,970	(246,805)
Increase (decrease) in accounts payable and accrued expenses	(781,916)	(256,113)	(494,330)
Purchases of investments	(8,308,799,690)	(12,769,700,361)	(16,782,367,654)
Sales/maturities of investments	8,387,099,245	12,856,536,261	16,852,338,588
Net cash from (for) operating activities	65,858,361	176,412,252	132,946,549

Cash flows from (for) financing activities
Redemption of units	(89,732,053)	(135,215,565)	(127,827,501)
Offering costs paid	(1,900,312)	(1,950,645)	(2,806,630)
Net cash from (for) financing activities	(91,632,365)	(137,166,210)	(130,634,131)

Net increase (decrease) in cash and cash equivalents	(25,774,004)	39,246,042	2,312,418

Unrestricted cash
Beginning of year	77,657,233	38,411,191	36,098,773

End of year	$51,883,229	$77,657,233	$38,411,191

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	$51,239,065	$77,340,700	$38,252,871
Cash and cash equivalents	644,164	316,533	158,320

Total end of year cash and cash equivalents	$51,883,229	$77,657,233	$38,411,191

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2012	2,324.048	$5,536,580	324,267.724	$772,502,530	326,591.772	$778,039,110

Net income (loss)		513,977		60,373,974		60,887,951
Redemptions	(1,217.540)	(3,200,000)	(48,020.983)	(122,720,760)	(49,238.523)	(125,920,760)
Offering costs		(16,701)		(2,664,363)		(2,681,064)
Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss)		456,833		99,995,131		100,451,964
Redemptions	(516.721)	(1,500,000)	(53,010.589)	(130,806,681)	(53,527.310)	(132,306,681)
Offering costs		(8,140)		(1,979,918)		(1,988,058)
Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss)		(85,061)		(44,281,689)		(44,366,750)
Transfer in	0	0	12.403	34,725	12.403	34,725
Transfer out	(12.403)	(34,725)	0	0	(12.403)	(34,725)
Redemptions	(342.281)	(1,000,000)	(28,655.228)	(83,924,201)	(28,997.509)	(84,924,201)
Offering costs		(4,543)		(1,724,161)		(1,728,704)
Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807

Net Asset Value per General and Limited Partner Unit
December 31, 2015	December 31, 2014	December 31, 2013

$2,799.71	$3,022.36	$2,561.08

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	2015	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,022.36	$2,561.08	$2,382.30

Income (loss) from operations:
Total net trading gains (losses) (1)	(8.17)	642.99	362.10
Net investment income (loss) (1)	(206.35)	(173.82)	(174.50)

Total net income (loss) from operations	(214.52)	469.17	187.60

Offering costs (1)	(8.13)	(7.89)	(8.82)

Net asset value per unit at end of year	$2,799.71	$3,022.36	$2,561.08

Total Return	(7.37)%	18.01%	7.50%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.31%	7.26%	7.31%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.31%	7.26%	7.31%

Net investment income (loss) (2)	(6.97)%	(6.99)%	(6.90)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of  redemptions.

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
DECEMBER 31, 2015

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
DECEMBER 31, 2015

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015 and 2014, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,939	$0	$0	$1,939
Fixed income securities	0	502,827,157	0	502,827,157
Other Financial Instruments
Exchange-traded futures contracts	(8,091,705)	0	0	(8,091,705)
Forward currency contracts	0	1,430,552	0	1,430,552
Total	$(8,089,766)	$504,257,709	$0	$496,167,943

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,007,627	$0	$0	$8,007,627
Fixed income securities	0	573,506,218	0	573,506,218
Other Financial Instruments
Exchange-traded futures contracts	17,464,340	0	0	17,464,340
Forward currency contracts	0	13,576,767	0	13,576,767
Total	$25,471,967	$587,082,985	$0	$612,554,952

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2015 and 2014.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

E.  Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2012 through 2015 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2015 and December 31, 2014, the Fund has the potential remaining reimbursement amount of approximately $38.6 million and $40.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $123,499 and $305,917, respectively. At December 31, 2015, and December 31, 2014, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $130,828 and $302,436, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
DECEMBER 31, 2015

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of December 31, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2015, 2014 and 2013.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2015 and 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,502,717	$(1,909,086)	$593,631
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,249,322	(6,944,497)	(5,695,175)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,370,476	(3,754,126)	(2,383,650)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	560,183	(1,117,990)	(557,807)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	10,868	(450,693)	(439,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,590,634	(1,199,513)	391,121
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	31,083,991	(29,653,439)	1,430,552
Totals		$38,368,191	$(45,029,344)	$(6,661,153)
*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,078,045	$(1,396,330)	$(318,285)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,759,040	(113,226)	2,645,814
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,162,809	(1,957,709)	1,205,100
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	810,026	(1,649,288)	(839,262)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	908,365	(280,621)	627,744
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	14,372,166	(228,937)	14,143,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	37,264,589	(23,687,822)	13,576,767
Totals		$60,355,040	$(29,313,933)	$31,041,107
*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2015, 2014 and 2013 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Year Ended December 31, 2015	Trading Gains / (Losses) for the Year Ended December 31, 2014	Trading Gains / (Losses) for the Year Ended December 31, 2013
Agriculture Contracts	$(20,319,363)	$(2,200,448)	$15,039,159
Energy Contracts	20,019,783	32,892,573	(12,619,437)
Metal Contracts	5,700,680	(10,916,860)	28,527,602
Stock Indices Contracts	(216,341)	(25,537,308)	108,892,903
Short-Term Interest Rate Contracts	(3,213,786)	(8,780,750)	(24,548,420)
Long-Term Interest Rate Contracts	(19,540,126)	103,697,054	(9,746,104)
Forward Currency Contracts	20,328,345	58,837,308	14,121,489
Total	$2,759,192	$147,991,569	$119,667,192

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Year Ended December 31, 2015	Trading Gains / (Losses) for the Year Ended December 31, 2014	Trading Gains / (Losses) for the Year Ended December 31, 2013
Futures trading gains (losses):
Realized **	$7,986,892	$87,568,580	$95,824,650
Change in unrealized	(25,556,045)	1,585,681	9,721,053
Forward currency trading gains (losses):
Realized	32,474,560	48,874,368	26,813,492
Change in unrealized	(12,146,215)	9,962,940	(12,692,003)
Total	$2,759,192	$147,991,569	$119,667,192
**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2015, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 67,100; 75,900 and 113,100, respectively, and the monthly average of notional value of forward currency contracts was $3,705,000,000; $5,298,000,000 and $6,406,000,000, respectively.

Open contracts generally mature within twelve months; as of December 31, 2015, the latest maturity date for open futures contracts is March 2017 and the latest maturity date for open forward currency contracts is March 2016. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Fund has a portion of its assets on deposit with PNC Bank. In the event of a financial institution's insolvency, recovery of the Fund's assets on deposit may be limited to account insurance or other protection afforded such deposits.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2015 and 2014 was $143,007,124 and $157,439,691, respectively, which equals 26% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2015 and 2014 was $207,883 and $103,335, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at December 31, 2015 and 2014 was restricted cash for margin requirements of $5,107,473 and $0, respectively, which equals 1% and 0% of Net Asset Value, respectively.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

Offsetting of Derivative Assets
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,688,786	$(3,688,786)	$0
Futures contracts	Goldman Sachs	3,595,414	(3,595,414)	0
Total futures contracts		7,284,200	(7,284,200)	0
Forward currency contracts	UBS AG	15,542,073	(14,826,720)	715,353
Forward currency contracts	Royal Bank of Scotland	15,541,918	(14,826,719)	715,199
Total forward currency contracts		31,083,991	(29,653,439)	1,430,552
Total derivatives		$38,368,191	$(36,937,639)	$1,430,552

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	715,353	0	0	715,353
Royal Bank of Scotland	715,199	0	0	715,199
Total	$1,430,552	$0	$0	$1,430,552

Offsetting of Derivative Liabilities
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,516,750	$(3,688,786)	$3,827,964
Futures contracts	Goldman Sachs	7,859,155	(3,595,414)	4,263,741
Total futures contracts		15,375,905	(7,284,200)	8,091,705
Forward currency contracts	UBS AG	14,826,720	(14,826,720)	0
Forward currency contracts	Royal Bank of Scotland	14,826,719	(14,826,719)	0
Total forward currency contracts		29,653,439	(29,653,439)	0
Total derivatives		$45,029,344	$(36,937,639)	$8,091,705

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$3,827,964	$0	$(3,827,964)	$0
Goldman Sachs	4,263,741	0	(4,263,741)	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$8,091,705	$0	$(8,091,705)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
As of December, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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