Form 10-Q
period 2016-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2016-05-13
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☑

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2016 and December 31, 2015 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	7

	Statements of Changes in Partners' Capital (Net Asset Value) for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	23-27

Item 4.	Controls and Procedures.	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

SIGNATURES		30

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$21,082,345	4.03%
	Credit Cards	8,698,823	1.66%
	Equipment Loans	3,841,857	0.74%
	Utility Rate Reduction Bonds	687,181	0.13%
	Total Asset Backed Securities (cost $34,314,480)	34,310,206	6.56%

	Bank Deposits
	Switzerland
	Financials	6,144,829	1.17%
	Total Bank Deposits (cost $6,140,840)	6,144,829	1.17%

	Commercial Paper
	Switzerland
	Financials (cost $2,609,601)	2,609,718	0.50%
	United States
	Communications	749,893	0.14%
	Consumer Discretionary	37,480,382	7.17%
	Consumer Staples	12,623,824	2.41%
	Energy	10,880,978	2.08%
	Financials	35,322,458	6.75%
	Health Care	9,994,384	1.91%
	Industrials	13,408,446	2.56%
	Materials	3,923,697	0.75%
	Technology	14,645,779	2.80%
	Utilities	36,447,012	6.97%
	Total United States (cost $175,476,517)	175,476,853	33.54%
	Total Commercial Paper (cost $178,086,118)	178,086,571	34.04%

	Corporate Bonds
	United States
	Communications	16,649,689	3.18%
	Consumer Discretionary	37,062,021	7.08%
	Consumer Staples	4,321,290	0.83%
	Financials	78,048,220	14.92%
	Health Care	6,528,112	1.25%
	Technology	5,208,257	0.99%
	Total Corporate Bonds (cost $147,818,654)	147,817,589	28.25%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$8,410,000	U.S. Treasury Bills Due 04/14/2016*	8,409,680	1.61%
$15,000,000	U.S. Treasury Bills Due 04/21/2016*	14,999,070	2.87%
$42,220,000	U.S. Treasury Bills Due 04/28/2016*	42,214,807	8.07%
$12,040,000	U.S. Treasury Bills Due 05/05/2016*	12,039,073	2.30%
$28,200,000	U.S. Treasury Bills Due 05/26/2016*	28,192,922	5.39%
$15,000,000	U.S. Treasury Bills Due 06/23/2016*	14,992,965	2.86%
$6,000,000	U.S. Treasury Bills Due 06/30/2016*	5,995,612	1.15%
	Total Government And Agency Obligations (cost $126,827,784)	126,844,129	24.25%

	Total Fixed Income Securities ** (cost $493,187,876)	$493,203,324	94.27%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,758)	$1,758	0.00%

	Total Short Term Investments (cost $1,758)	$1,758	0.00%

 See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2016 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(446,420)	(0.08)%
Metals	(623,186)	(0.12)%
Stock indices	166,480	0.03%
Short-term interest rates	903,241	0.17%
Long-term interest rates	4,557,569	0.87%
Net unrealized gain (loss) on long futures contracts	4,557,684	0.87%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,684,151	0.32%
Energy	820,745	0.16%
Metals	832,426	0.16%
Stock indices	340,258	0.07%
Short-term interest rates	(289,134)	(0.06)%
Long-term interest rates	(514,276)	(0.10)%
Net unrealized gain (loss) on short futures contracts	2,874,170	0.55%

Net unrealized gain (loss) on open futures contracts	$7,431,854	1.42%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$32,803,004	6.27%
Various short forward currency contracts	(32,751,694)	(6.26)%
Net unrealized gain (loss) on open forward currency contracts	$51,310	0.01%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $87,203,077 deposited with the futures brokers and $39,641,052 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015 (Unaudited)

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
DECEMBER 31, 2015 (Unaudited)

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2016 and December 31, 2015 (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Equity in futures broker trading accounts
Cash	$30,101,535	$51,239,065
Restricted cash	0	5,107,473
Fixed income securities (cost $87,191,940 and $89,998,647, respectively)	87,203,077	89,991,900
Net unrealized gain (loss) on open futures contracts	7,431,854	(8,091,705)
Total equity in futures broker trading accounts	124,736,466	138,246,733

Cash and cash equivalents	260,431	644,164
Short term investments (cost $1,758 and $1,939, respectively)	1,758	1,939
Fixed income securities (cost $405,995,936 and $413,188,400, respectively)	406,000,247	412,835,257
Net unrealized gain (loss) on open forward currency contracts	51,310	1,430,552
Interest receivable	324,655	716,514
Total assets	$531,374,867	$553,875,159

LIABILITIES
Accounts payable	$237,241	$401,392
Brokerage fee payable	3,097,164	3,227,278
Accrued commissions and other trading fees on open contracts	73,651	95,209
Offering costs payable	121,607	130,828
Redemptions payable	4,679,443	4,557,645
Total liabilities	8,209,106	8,412,352

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 235.103 redeemable units outstanding at March 31, 2016 and December 31, 2015	651,626	658,220
Limited Partners - 188,520.162 and 194,593.327 redeemable units outstanding at March 31, 2016 and December 31, 2015	522,514,135	544,804,587
Total partners' capital (Net Asset Value)	523,165,761	545,462,807

Total liabilities and partners' capital (Net Asset Value)	$531,374,867	$553,875,159

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(17,859,907)	$57,641,363
Change in unrealized	15,523,559	(10,497,791)
Brokerage commissions	(622,083)	(797,958)
Net gain (loss) from futures trading	(2,958,431)	46,345,614

Forward currency trading gains (losses)
Realized	8,446,924	18,168,652
Change in unrealized	(1,379,242)	3,454,351
Brokerage commissions	(41,563)	(63,149)
Net gain (loss) from forward currency trading	7,026,119	21,559,854

Total net trading gain (loss)	4,067,688	67,905,468

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	802,502	805,230
Realized gain (loss) on fixed income securities	0	196,747
Change in unrealized gain (loss) on fixed income securities	375,338	(147,093)
Total investment income	1,177,840	854,884

Expenses
Brokerage fee	9,631,317	12,576,929
Operating expenses	291,602	359,379

Total expenses	9,922,919	12,936,308

Net investment income (loss)	(8,745,079)	(12,081,424)

NET INCOME (LOSS)	$(4,677,391)	$55,824,044

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$(24.29)	$251.22

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(28.05)	$247.79

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	192,556.310	222,211.456

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(4,677,391)	$55,824,044
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(14,519,655)	7,190,533
(Increase) decrease in restricted cash	5,107,473	0
Increase (decrease) in payable for securities purchased	0	3,095,400
(Increase) decrease in interest receivable	391,859	(49,126)
Increase (decrease) in accounts payable and accrued expenses	(315,823)	196,561
Purchases of investments	(1,492,231,536)	(2,565,468,357)
Sales/maturities of investments	1,502,230,888	2,532,105,269

Net cash from (for) operating activities	(4,014,185)	32,894,324

Cash flows from (for) financing activities
Redemption of units	(17,163,328)	(18,720,525)
Offering costs paid	(343,750)	(750,442)
Net cash from (for) financing activities	(17,507,078)	(19,470,967)

Net increase (decrease) in cash and cash equivalents	(21,521,263)	13,423,357

Unrestricted cash
Beginning of period	51,883,229	77,657,233

End of period	$30,361,966	$91,080,590

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$30,101,535	$90,705,337
Cash and cash equivalents	260,431	375,253

Total end of period cash and cash equivalents	$30,361,966	$91,080,590

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2016

Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807

Net income (loss) for the three months ended March 31, 2016		(6,185)		(4,671,206)		(4,677,391)
Redemptions	0.000	0	(6,073.165)	(17,285,126)	(6,073.165)	(17,285,126)
Offering costs		(409)		(334,120)		(334,529)
Balances at March 31, 2016	235.103	$651,626	188,520.162	$522,514,135	188,755.265	$523,165,761

Three Months Ended March 31, 2015

Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss) for the three months ended March 31, 2015		147,708		55,676,336		55,824,044
Redemptions	0.000	0	(5,204.800)	(16,791,973)	(5,204.800)	(16,791,973)
Offering costs		(1,565)		(589,425)		(590,990)
Balances at March 31, 2015	589.787	$1,928,692	218,031.352	$712,994,851	218,621.139	$714,923,543

Net Asset Value per General and Limited Partner Unit

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014

$2,771.66	$2,799.71	$3,270.15	$3,022.36

See Accompanying Notes to Financial Statements.

  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended March 31,
	2016	2015
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,799.71	$3,022.36

Income (loss) from operations:
Total net trading gains (losses) (1)	19.11	304.82
Net investment income (loss) (1)	(45.42)	(54.37)

Total net income (loss) from operations	(26.31)	250.45

Offering costs (1)	(1.74)	(2.66)

Net asset value per unit at end of period	$2,771.66	$3,270.15

Total Return (3)	(1.00)%	8.20%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.30%	7.36%
Performance fee (3)	0.00%	0.00%

Total expenses	7.30%	7.36%

Net investment income (loss) (2),(4)	(6.44)%	(6.88)%

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
MARCH 31, 2016 (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

The Fund meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946-10, Financial Services – Investment Companies.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
MARCH 31, 2016 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2016 and December 31, 2015, and for the periods ended March 31, 2016 and 2015, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value at March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,758	$0	$0	$1,758
Fixed income securities	0	493,203,324	0	493,203,324
Other Financial Instruments
Exchange-traded futures contracts	7,431,854	0	0	7,431,854
Forward currency contracts	0	51,310	0	51,310
Total	$7,433,612	$493,254,634	$0	$500,688,246

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,939	$0	$0	$1,939
Fixed income securities	0	502,827,157	0	502,827,157
Other Financial Instruments
Exchange-traded futures contracts	(8,091,705)	0	0	(8,091,705)
Forward currency contracts	0	1,430,552	0	1,430,552
Total	$(8,089,766)	$504,257,709	$0	$496,167,943

The Fund recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2016 or the year ended December 31, 2015.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2016 and December 31, 2015, the Fund has the potential remaining reimbursement amount of approximately $38.3 million and $38.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $121,607 and $123,499, respectively. At March 31, 2016, and December 31, 2015, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $121,607 and $130,828, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
MARCH 31, 2016 (Unaudited)

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

Note 4.  CASH MANAGER AND CUSTODIAN

PNC Capital Advisors, LLC serves as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. PNC Capital Advisors, LLC is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of March 31, 2016. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2016 and 2015.

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
MARCH 31, 2016 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2016 Fair Value	Liability Derivatives at March 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,446,676	$(1,208,945)	$1,237,731
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,345,969	(525,224)	820,745
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,635,245	(1,426,005)	209,240
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,269,461	(1,762,723)	506,738
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	995,022	(380,915)	614,107
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,955,861	(912,568)	4,043,293
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	33,699,218	(33,647,908)	51,310
Totals		$47,347,452	$(39,864,288)	$7,483,164

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,502,717	$(1,909,086)	$593,631
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,249,322	(6,944,497)	(5,695,175)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,370,476	(3,754,126)	(2,383,650)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	560,183	(1,117,990)	(557,807)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	10,868	(450,693)	(439,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,590,634	(1,199,513)	391,121
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	31,083,991	(29,653,439)	1,430,552
Totals		$38,368,191	$(45,029,344)	$(6,661,153)

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended March 31, 2016	Trading Gains / (Losses) for the Three Months Ended March 31, 2015
Agriculture Contracts	$(7,736,363)	$4,743,958
Energy Contracts	3,093,450	537,428
Metal Contracts	(7,673,719)	(2,588,339)
Stock Indices Contracts	(5,052,411)	20,376,566
Short-Term Interest Rate Contracts	583,807	(1,814,846)
Long Term Interest Rate Contracts	14,354,366	26,142,684
Forward Currency Contracts	7,067,682	21,623,003
Total	$4,636,812	$69,020,454

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended March 31, 2016	Trading Gains / (Losses) for the Three Months Ended March 31, 2015
Futures trading gains (losses):
Realized **	$(17,954,429)	$57,895,242
Change in unrealized	15,523,559	(10,497,791)
Forward currency trading gains (losses):
Realized	8,446,924	18,168,652
Change in unrealized	(1,379,242)	3,454,351
Total	$4,636,812	$69,020,454

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 53,500 and 70,500, respectively, and the monthly average of notional value of forward currency contracts was $3,048,500,000 and $4,131,000,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2016, the latest maturity date for open futures contracts is June 2017 and the latest maturity date for open forward currency contracts is June 2016. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2016 and December 31, 2015 was $126,844,129 and $143,007,124, respectively, which equals approximately 24% and 26% of Net Asset Value, respectively. The cash deposited with the interbank market makers at March 31, 2016 and December 31, 2015 was $199,954 and $207,883, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at March 31, 2016 and December 31, 2015 was restricted cash for margin requirements of $0 and $5,107,473, respectively, which equals approximately 0% and 1% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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

Offsetting of Derivative Assets
As of March 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,913,446	$(3,068,820)	$3,844,626
Futures contracts	Goldman Sachs	6,734,788	(3,147,560)	3,587,228
Total futures contracts		13,648,234	(6,216,380)	7,431,854
Forward currency contracts	UBS AG	16,846,471	(16,818,651)	27,820
Forward currency contracts	Royal Bank of Scotland	16,852,747	(16,829,257)	23,490
Total forward currency contracts		33,699,218	(33,647,908)	51,310
Total derivatives		$47,347,452	$(39,864,288)	$7,483,164

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,844,626	$0	$0	$3,844,626
Goldman Sachs	3,587,228	0	0	3,587,228
UBS AG	27,820	0	0	27,820
Royal Bank of Scotland	23,490	0	0	23,490
Total	$7,483,164	$0	$0	$7,483,164

Offsetting of Derivative Liabilities
As of March 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,068,820	$(3,068,820)	$0
Futures contracts	Goldman Sachs	3,147,560	(3,147,560)	0
Total futures contracts		6,216,380	(6,216,380)	0
Forward currency contracts	UBS AG	16,818,651	(16,818,651)	0
Forward currency contracts	Royal Bank of Scotland	16,829,257	(16,829,257)	0
Total forward currency contracts		33,647,908	(33,647,908)	0
Total derivatives		$39,864,288	$(39,864,288)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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
MARCH 31, 2016 (Unaudited)

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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2016 and December 31, 2015, and the statements of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2016 and December 31, 2015, and the results of operations, cash flows, changes in partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2016 and 2015.

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

Results of Operations

The returns for the three months ending March 31, 2016 and 2015 were (1.00)% and 8.20%, respectively. During the three months ending March 31, 2016 and 2015, the Fund accrued brokerage fees in the amount of $9,631,317 and $12,576,929, respectively, and paid brokerage fees in the amount of $9,761,431 and $12,362,690, respectively. No performance fees were accrued or paid during these periods.

2016 (For the Three Months Ended March 31)

Of the (1.00)% year to date return, approximately 0.79% due to trading gains (before commissions) and approximately 0.22% due to investment income, offset by approximately (2.01)% was due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.79% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.27) %
Currencies	1.29
Interest Rates	2.71
Stock Indices	(0.94)
0.79%

The Fund showed a gain during January.  Profits came from foreign exchange, interest rate, and commodity holdings while stock indexes provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains.  Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex.  Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called "BREXIT"). Interest rate positions provided additional gains to the Fund during January, particularly from the non-trend systems.  Long positioning on both long-dated and short-dated instruments experienced profits.  The sharp sell-off in global stock indexes fueled safe-haven buying in interest rate products.  In addition, ongoing dovish commentary from global central banks added to the upward price pressure.  In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative interest rate policy that fueled additional buying of global interest rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains.  Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane.  Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China.  A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indexes showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.
Gains in February came from interest rate, commodity, and stock index holdings while foreign exchange positions provided some offsetting losses during the month. Interest rate positions provided some of the best gains to the Fund during February, particularly from the non-trend systems.  Long positioning on long-dated instruments experienced profits, while short-dated products saw small losses.  The best sector gains were found within Germany and the UK.  Concerns about European bank stocks were a major contributor to the risk-off sentiment during February which provided a tailwind to interest rate markets in the region.  Anxieties over a possible UK exit from the European Union also drove safe-haven buying. Additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Shorts within the energy complex, namely on natural gas, produced some of the best gains.  Natural gas prices fell to a 17-year low amid milder temperatures and abundant production.  Short positioning on the grains, especially corn and wheat, benefitted when prices dropped due to weaker export sales and healthy global supplies.  Short positions on gold and silver produced some offsetting sector losses as the risk-off environment produced safe-haven buying of those metals. Stock index holdings showed a very small gain.  A short position on the Hang Seng index in Hong Kong was one of the best performing trades as that index fell amid ongoing concerns over the health of the Chinese economy. Foreign exchange positions from both trend following and non-trend strategies produced losses for the Fund.  February saw some very choppy price action within the various currency pairs making for a difficult trading environment.  The Fund was short the Japanese yen versus the US dollar and experienced losses when the yen strengthened despite the Bank of Japan's recent negative interest rate policy announcement.  Trend following systems saw some offsetting gains from a short on the British pound as BREXIT concerns drove the currency to new multi-year lows.
March showed losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March.  Short positioning across the petroleum complex suffered when those markets moved higher in response to an OPEC announcement that the organization had scheduled a mid-April meeting to discuss output levels.  Natural gas shorts hurt the Fund as well as that product rallied amid larger than expected inventory draws.  Short holdings on the grain markets also led to losses with soybeans being one of the worst performers.  Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher.  Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses.  Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies.  A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L.  Price action during March was very choppy making it difficult for some systems to find and hold profitable trades.  The first half of the month saw fixed income prices chop lower as stock prices moved higher.  The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact.  Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  The Fund held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.

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

 The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2016 and December 31, 2015 and the trading gains/losses by market category for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.77%	(2.27)%
Currencies	0.47%	1.29%
Interest Rates	0.56%	2.71%
Stock Indices	0.25%	(0.94)%
Aggregate/Total	1.40%	0.79%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (1.00)% year to date return, approximately 0.79% due to trading gains (before commissions) and approximately 0.22% due to investment income, offset by approximately (2.01)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2016, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2016.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2016 and December 31, 2015, (ii) Statements of Financial Condition March 31, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months Ended Ended March 31, 2016 and 2015, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Three Months Ended March 31, 2016 and 2015, (vi) Financial Highlights For the Three Months Ended March 31, 2016 and 2015, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 13, 2016	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2016 and December 31, 2015, (ii) Statements of Financial Condition March 31, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months Ended Ended March 31, 2016 and 2015, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Three Months Ended March 31, 2016 and 2015, (vi) Financial Highlights For the Three Months Ended March 31, 2016 and 2015, (vii) Notes to Financial Statements.