Form 10-Q
period 2016-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2016-08-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☑

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2016 and December 31, 2015 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	7

	Statements of Changes in Partners' Capital (Net Asset Value) for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	8

	Financial Highlights for the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	26-30

Item 4.	Controls and Procedures.	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,238,293	3.58%
	Credit Cards	10,877,088	2.26%
	Equipment Loans	2,995,749	0.62%
	Utility Rate Reduction Bonds	456,236	0.09%
	Total Asset Backed Securities (cost $31,522,457)	31,567,366	6.55%

	Bank Deposits
	United States
	Financials	9,840,145	2.04%
	Total Bank Deposits (cost $9,834,747)	9,840,145	2.04%

	Commercial Paper
	United States
	Communications	20,293,300	4.21%
	Consumer Discretionary	22,342,483	4.63%
	Consumer Staples	25,642,280	5.32%
	Energy	13,126,626	2.72%
	Financials	25,992,019	5.39%
	Health Care	7,079,715	1.47%
	Industrials	10,996,552	2.28%
	Technology	8,667,929	1.80%
	Utilities	16,020,676	3.32%
	Total Commercial Paper (cost $150,157,053)	150,161,580	31.14%

	Corporate Bonds
	United States
	Communications	16,678,550	3.46%
	Consumer Discretionary	38,626,972	8.01%
	Consumer Staples	4,320,341	0.90%
	Financials	75,416,226	15.64%
	Health Care	6,535,594	1.35%
	Technology	5,213,307	1.08%
	Total Corporate Bonds (cost $146,669,260)	146,790,990	30.44%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,200,000	U.S. Treasury Bills Due 07/14/2016*	4,199,824	0.87%
$3,225,000	U.S. Treasury Bills Due 07/21/2016*	3,224,687	0.67%
$14,072,500	U.S. Treasury Bills Due 07/28/2016*	14,070,656	2.92%
$4,750,000	U.S. Treasury Bills Due 08/04/2016*	4,749,069	0.99%
$27,200,000	U.S. Treasury Bills Due 08/25/2016*	27,191,106	5.64%
$26,072,500	U.S. Treasury Bills Due 09/22/2016*	26,058,264	5.40%
$3,000,000	U.S. Treasury Bills Due 09/29/2016*	2,998,077	0.62%
	Total Government And Agency Obligations (cost $82,485,134)	82,491,683	17.11%

	Total Fixed Income Securities ** (cost $420,668,651)	$420,851,764	87.28%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $12,823,485)	$12,823,485	2.66%

	Total Short Term Investments (cost $12,823,485)	$12,823,485	2.66%

 See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2016 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,625,836	0.34%
Energy	(140,796)	(0.03)%
Metals	6,045,251	1.25%
Stock indices	2,363,112	0.49%
Short-term interest rates	291,009	0.06%
Long-term interest rates	7,785,446	1.62%
Net unrealized gain (loss) on long futures contracts	17,969,858	3.73%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	3,446,203	0.71%
Energy	(1,374,677)	(0.29)%
Metals	(4,132,192)	(0.86)%
Stock indices	(450,087)	(0.09)%
Short-term interest rates	(840,982)	(0.17)%
Long-term interest rates	(379,434)	(0.08)%
Net unrealized gain (loss) on short futures contracts	(3,731,169)	(0.78)%

Net unrealized gain (loss) on open futures contracts	$14,238,689	2.95%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(7,994,761)	(1.66)%
Various short forward currency contracts	11,048,959	2.29%
Net unrealized gain (loss) on open forward currency contracts	$3,054,198	0.63%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $63,947,660 deposited with the futures brokers and $18,544,023 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2016 and December 31, 2015 (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Equity in futures broker trading accounts
Cash	$41,115,087	$51,239,065
Restricted cash	0	5,107,473
Fixed income securities (cost $63,941,167 and $89,998,647, respectively)	63,947,660	89,991,900
Net unrealized gain (loss) on open futures contracts	14,238,689	(8,091,705)
Total equity in futures broker trading accounts	119,301,436	138,246,733

Cash and cash equivalents	730,811	644,164
Short term investments (cost $12,823,485 and $1,939, respectively)	12,823,485	1,939
Fixed income securities (cost $356,727,484 and $413,188,400, respectively)	356,904,104	412,835,257
Net unrealized gain (loss) on open forward currency contracts	3,054,198	1,430,552
Interest receivable	529,480	716,514
Total assets	$493,343,514	$553,875,159

LIABILITIES
Accounts payable	$293,937	$401,392
Brokerage fee payable	2,873,380	3,227,278
Accrued commissions and other trading fees on open contracts	57,887	95,209
Offering costs payable	138,346	130,828
Redemptions payable	7,806,993	4,557,645
Total liabilities	11,170,543	8,412,352

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 235.103 redeemable units outstanding at June 30, 2016 and December 31, 2015	623,093	658,220
Limited Partners - 181,696.549 and 194,593.327 redeemable units outstanding at June 30, 2016 and December 31, 2015	481,549,878	544,804,587
Total partners' capital (Net Asset Value)	482,172,971	545,462,807

Total liabilities and partners' capital (Net Asset Value)	$493,343,514	$553,875,159

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(10,514,810)	$(67,793,101)	$(28,374,717)	$(10,151,738)
Change in unrealized	6,806,835	(16,744,532)	22,330,394	(27,242,323)
Brokerage commissions	(777,370)	(988,687)	(1,399,453)	(1,786,645)
Net gain (loss) from futures trading	(4,485,345)	(85,526,320)	(7,443,776)	(39,180,706)

Forward currency trading gains (losses)
Realized	(13,411,922)	12,605,360	(4,964,998)	30,774,012
Change in unrealized	3,002,888	(23,757,517)	1,623,646	(20,303,166)
Brokerage commissions	(46,362)	(61,229)	(87,925)	(124,378)
Net gain (loss) from forward currency trading	(10,455,396)	(11,213,386)	(3,429,277)	10,346,468

Total net trading gain (loss)	(14,940,741)	(96,739,706)	(10,873,053)	(28,834,238)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	856,931	630,677	1,659,433	1,267,929
Realized gain (loss) on fixed income securities	2,490	(2,053)	2,490	2,547
Change in unrealized gain (loss) on fixed income securities	167,665	(107,872)	543,003	105,160
Total investment income	1,027,086	520,752	2,204,926	1,375,636

Expenses
Brokerage fee	8,565,363	11,440,499	18,196,680	24,017,428
Operating expenses	330,178	420,094	621,780	779,473

Total expenses	8,895,541	11,860,593	18,818,460	24,796,901

Net investment income (loss)	(7,868,455)	(11,339,841)	(16,613,534)	(23,421,265)

NET INCOME (LOSS)	$(22,809,196)	$(108,079,547)	$(27,486,587)	$(52,255,503)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$(122.10)	$(497.31)	$(144.91)	$(237.77)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(121.36)	$(499.97)	$(149.41)	$(252.18)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	186,809.626	217,330.299	189,682.968	219,770.877

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(27,486,587)	$(52,255,503)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(24,497,043)	47,440,329
(Increase) decrease in restricted cash	5,107,473	0
Increase (decrease) in payable for securities purchased	0	6,269,802
(Increase) decrease in interest receivable	187,034	(653,633)
Increase (decrease) in accounts payable and accrued expenses	(498,675)	(485,331)
Purchases of investments	(2,843,953,278)	(5,252,022,747)
Sales/maturities of investments	2,913,650,128	5,248,778,008

Net cash from (for) operating activities	22,509,052	(2,929,075)

Cash flows from (for) financing activities
Redemption of units	(31,842,898)	(33,779,513)
Offering costs paid	(703,485)	(1,161,946)
Net cash from (for) financing activities	(32,546,383)	(34,941,459)

Net increase (decrease) in cash and cash equivalents	(10,037,331)	(37,870,534)

Unrestricted cash
Beginning of period	51,883,229	77,657,233

End of period	$41,845,898	$39,786,699

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$41,115,087	$28,379,571
Cash and cash equivalents	730,811	11,407,128

Total end of period cash and cash equivalents	$41,845,898	$39,786,699

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2016

Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807

Net income (loss) for the six months ended June 30, 2016		(34,244)		(27,452,343)		(27,486,587)
Redemptions	0.000	0	(12,896.778)	(35,092,246)	(12,896.778)	(35,092,246)
Offering costs		(883)		(710,120)		(711,003)
Balances at June 30, 2016	235.103	$623,093	181,696.549	$481,549,878	181,931.652	$482,172,971

Six Months Ended June 30, 2015

Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss) for the six months ended June 30, 2015		(146,063)		(52,109,440)		(52,255,503)
Redemptions	0.000	0	(9,676.100)	(29,995,685)	(9,676.100)	(29,995,685)
Offering costs		(2,670)		(995,392)		(998,062)
Balances at June 30, 2015	589.787	$1,633,816	213,560.052	$591,599,396	214,149.839	$593,233,212

Net Asset Value per General and Limited Partner Unit

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014

$2,650.30	$2,799.71	$2,770.18	$3,022.36

See Accompanying Notes to Financial Statements.

  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,771.66	$3,270.15	$2,799.71	$3,022.36

Income (loss) from operations:
Total net trading gains (losses) (1)	(77.22)	(445.92)	(58.07)	(141.07)
Net investment income (loss) (1)	(42.12)	(52.18)	(87.59)	(106.57)

Total net income (loss) from operations	(119.34)	(498.10)	(145.66)	(247.64)

Offering costs (1)	(2.02)	(1.87)	(3.75)	(4.54)

Net asset value per unit at end of period	$2,650.30	$2,770.18	$2,650.30	$2,770.18

Total Return (3)	(4.38)%	(15.29)%	(5.34)%	(8.34)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.22%	7.14%	7.28%	7.32%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.22%	7.14%	7.28%	7.32%

Net investment income (loss) (2),(4)	(6.38)%	(6.83)%	(6.43)%	(6.91)%

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
JUNE 30, 2016 (Unaudited)

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
JUNE 30, 2016 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2016 and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value at June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,823,485	$0	$0	$12,823,485
Fixed income securities	0	420,851,764	0	420,851,764
Other Financial Instruments
Exchange-traded futures contracts	14,238,689	0	0	14,238,689
Forward currency contracts	0	3,054,198	0	3,054,198
Total	$27,062,174	$423,905,962	$0	$450,968,136

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,939	$0	$0	$1,939
Fixed income securities	0	502,827,157	0	502,827,157
Other Financial Instruments
Exchange-traded futures contracts	(8,091,705)	0	0	(8,091,705)
Forward currency contracts	0	1,430,552	0	1,430,552
Total	$(8,089,766)	$504,257,709	$0	$496,167,943

The Fund recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2016 or the year ended December 31, 2015.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See the Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2016 and December 31, 2015, the Fund has the potential remaining reimbursement amount of approximately $37.9 million and $38.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $138,346 and $123,499, respectively. At June 30, 2016, and December 31, 2015, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $138,346 and $130,828, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
JUNE 30, 2016 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of June 30, 2016. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2016 and 2015.

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
JUNE 30, 2016 (Unaudited)

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2016 Fair Value	Liability Derivatives at June 30, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,086,385	$(1,014,346)	$5,072,039
Energy Contracts	Net unrealized gain (loss) on open futures contracts	210,728	(1,726,201)	(1,515,473)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,116,788	(4,203,729)	1,913,059
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,009,451	(1,096,426)	1,913,025
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	307,563	(857,536)	(549,973)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	7,956,515	(550,503)	7,406,012
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	24,148,355	(21,094,157)	3,054,198
Totals		$47,835,785	$(30,542,898)	$17,292,887

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,502,717	$(1,909,086)	$593,631
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,249,322	(6,944,497)	(5,695,175)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,370,476	(3,754,126)	(2,383,650)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	560,183	(1,117,990)	(557,807)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	10,868	(450,693)	(439,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,590,634	(1,199,513)	391,121
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	31,083,991	(29,653,439)	1,430,552
Totals		$38,368,191	$(45,029,344)	$(6,661,153)

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended June 30, 2016	Trading Gains / (Losses) for the Three Months Ended June 30, 2015
Agriculture Contracts	$678,892	$(16,838,487)
Energy Contracts	(15,439,479)	(18,184,504)
Metal Contracts	2,038,926	(9,183,534)
Stock Indices Contracts	(8,388,918)	(10,075,641)
Short-Term Interest Rate Contracts	(2,567,379)	(554,250)
Long Term Interest Rate Contracts	20,045,663	(29,895,260)
Forward Currency Contracts	(10,409,034)	(11,152,157)
Total	$(14,041,329)	$(95,883,833)

Type of Instrument	Trading Gains / (Losses) for the Six Months Ended June 30, 2016	Trading Gains / (Losses) for the Six Months Ended June 30, 2015
Agriculture Contracts	$(7,057,471)	$(12,094,529)
Energy Contracts	(12,346,029)	(17,647,076)
Metal Contracts	(5,634,793)	(11,771,873)
Stock Indices Contracts	(13,441,329)	10,300,925
Short-Term Interest Rate Contracts	(1,983,572)	(2,369,096)
Long Term Interest Rate Contracts	34,400,029	(3,752,576)
Forward Currency Contracts	(3,341,352)	10,470,846
Total	$(9,404,517)	$(26,863,379)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended June 30, 2016	Trading Gains / (Losses) for the Three Months Ended June 30, 2015
Futures trading gains (losses):
Realized **	$(10,439,130)	$(67,987,144)
Change in unrealized	6,806,835	(16,744,532)
Forward currency trading gains (losses):
Realized	(13,411,922)	12,605,360
Change in unrealized	3,002,888	(23,757,517)
Total	$(14,041,329)	$(95,883,833)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Six Months Ended June 30, 2016	Trading Gains / (Losses) for the Six Months Ended June 30, 2015
Futures trading gains (losses):
Realized **	$(28,393,559)	$(10,091,902)
Change in unrealized	22,330,394	(27,242,323)
Forward currency trading gains (losses):
Realized	(4,964,998)	30,774,012
Change in unrealized	1,623,646	(20,303,166)
Total	$(9,404,517)	$(26,863,379)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

For the three months ended June 30, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 68,200 and 85,300, respectively, and the monthly average of notional value of forward currency contracts was $2,982,600,000 and $4,244,600,000 respectively.

For the six months ended June 30, 2016 and 2015, the monthly average futures contracts bought and sold was approximately 60,800 and 77,900, respectively, and the monthly average of notional value of forward currency contracts was $3,015,600,000 and $4,187,700,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2016, the latest maturity date for open futures contracts is September 2017 and the latest maturity date for open forward currency contracts is September 2016. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2016 and December 31, 2015 was $82,491,683 and $143,007,124, respectively, which equals approximately 17% and 26% of Net Asset Value, respectively. The cash deposited with the interbank market makers at June 30, 2016 and December 31, 2015 was $254,170 and $207,883, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at June 30, 2016 and December 31, 2015 was restricted cash for margin requirements of $0 and $5,107,473, respectively, which equals approximately 0% and 1% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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

Offsetting of Derivative Assets
As of June 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,833,639	$(4,703,100)	$7,130,539
Futures contracts	Goldman Sachs	11,853,791	(4,745,641)	7,108,150
Total futures contracts		23,687,430	(9,448,741)	14,238,689
Forward currency contracts	UBS AG	12,074,029	(10,547,062)	1,526,967
Forward currency contracts	Royal Bank of Scotland	12,074,326	(10,547,095)	1,527,231
Total forward currency contracts		24,148,355	(21,094,157)	3,054,198
Total derivatives		$47,835,785	$(30,542,898)	$17,292,887

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$7,130,539	$0	$0	$7,130,539
Goldman Sachs	7,108,150	0	0	7,108,150
UBS AG	1,526,967	0	0	1,526,967
Royal Bank of Scotland	1,527,231	0	0	1,527,231
Total	$17,292,887	$0	$0	$17,292,887

Offsetting of Derivative Liabilities
As of June 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,703,100	$(4,703,100)	$0
Futures contracts	Goldman Sachs	4,745,641	(4,745,641)	0
Total futures contracts		9,448,741	(9,448,741)	0
Forward currency contracts	UBS AG	10,547,062	(10,547,062)	0
Forward currency contracts	Royal Bank of Scotland	10,547,095	(10,547,095)	0
Total forward currency contracts		21,094,157	(21,094,157)	0
Total derivatives		$30,542,898	$(30,542,898)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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
JUNE 30, 2016 (Unaudited)

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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2016 and December 31, 2015, the statements of operations and financial highlights for the three months and six months ended June 30, 2016 and 2015, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2016 and December 31, 2015, the results of operations and financial highlights for the three months and six months ended June 30, 2016 and 2015, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2016 and 2015.

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

Capital Resources

Effective January 6, 2012, units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There has been no change in trading, operations or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

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

Results of Operations

The returns for the six months ending June 30, 2016 and 2015 were (5.34)% and (8.34)%, respectively. During the six months ending June 30, 2016 and 2015, the Fund accrued brokerage fees in the amount of $18,196,680 and $24,017,428, respectively, and paid brokerage fees in the amount of $18,550,578 and $24,528,100, respectively. No performance fees were accrued or paid during these periods.

2016 (For the Six Months Ended June 30)

Of the (5.34)% year to date return, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.06)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.43% due to investment income earned by the Fund. An analysis of the (1.71)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.80)%
Currencies	(0.82)%
Interest Rates	6.60%
Stock Indices	(2.69)%
(1.71)%

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

The Fund showed a steep decline in April.  Losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering.  Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Fund.  Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower.  Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Fund during April.  Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses.  Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived "risk-on" environment.  A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets.  Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models. Global equity indexes generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  Foreign exchange positions added additional losses.  Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (BREXIT).

Losses in commodities and foreign exchange leave the Fund with a decline in May. Commodity positions from both the trend and non-trend models provided losses to the Fund.  Long holdings on gold and silver both suffered as the US dollar strengthened during the month.  Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing.  In the meats, short cattle positions suffered as those markets rose amid signs of increased demand.  Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May.  After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Fund's short dollar positions against a variety of currencies.  Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are "live" with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains.  Long positioning on long-dated markets in Europe, Australia, and the UK produced some of the best gains.  A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (BREXIT) all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models.  The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indexes.  A short position on the S&P 500 volatility index benefitted from the general risk-on environment in the second half of the month which pushed that index sharply lower.

The Fund showed a profit in June.  Gains came from interest rate and commodity markets, while stock index and foreign exchange holdings produced some losses. Interest rate holdings had the largest positive impact on the monthly P&L with both trend following and non-trend systems showing gains.  Long positions across global interest rate markets showed strong profits, especially within Europe.  United Kingdom voters surprised and shocked markets worldwide with their decision to leave the European Union.  The BREXIT sparked a risk-off reaction globally, with government bond futures among the largest beneficiaries, as investors accepted record low bond yields in multiple markets in exchange for the safety of government paper. Commodity positions from the trend models provided some additional gains.  Long positioning on the precious metals was one of the best performing sub-sectors.  The flight to safety triggered by the UK BREXIT vote along with dampened expectations of additional US FOMC interest rate hikes this year pushed gold and silver prices sharply higher.  The grains sub-sector contributed additional profits led by a long soybean holding which rose amid a bullish June crop report.  Short positioning on natural gas produced some offsetting losses as lower average inventories, as calculated by the US EIA, helped contribute to a short squeeze in that market. Stock index holdings produced some of the largest monthly losses with both the trend following and non-trend systems contributing.  Long global stock index exposure suffered from risk-off selling caused by the uncertainty that the UK BREXIT vote created.  In addition, a short position on the CBOE volatility index future produced losses amid the sharp spike in volatility due to the UK referendum. Foreign exchange positions showed some small losses during June.  Mixed FX positioning against the US dollar led to mostly offsetting gains and losses.  Profits were seen on a long Japanese yen position which strengthened in a flight-to safety trade.  Losses were produced by positioning on the Euro which saw choppy price action leading up to and after the surprising BREXIT decision.

2015 (For the Six Months Ended June 30)

Of the (8.34)% year to date return, approximately (4.45)% was due to trading losses (before commissions) and approximately (4.09)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.20% due to investment income earned by the Fund. An analysis of the (4.45)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(6.33)%
Currencies	1.49%
Interest Rates	(0.79)%
Stock Indices	1.18%
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

 The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2016 and December 31, 2015 and the trading gains/losses by market category for the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	(4.80)%
Currencies	0.40%	(0.82)%
Interest Rates	1.01%	6.60%
Stock Indices	0.67%	(2.69)%
Aggregate/Total	1.52%	(1.71)%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (5.34)% year to date return, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.06)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.43% due to investment income earned by the Fund.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2016, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2016.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition June 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months and Six Months Ended Ended June 30, 2016 and 2015, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2016 and 2015, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2016 and 2015, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 15, 2016	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition June 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months and Six Months Ended Ended June 30, 2016 and 2015, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2016 and 2015, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2016 and 2015, (vii) Notes to Financial Statements.