Form 10-Q
period 2016-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2016-11-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☑

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2016 and December 31, 2015 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	7

	Statements of Changes in Partners' Capital (Net Asset Value) for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	8

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	9

	Notes to Financial Statements (Unaudited)	10-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	27-31

Item 4.	Controls and Procedures.	32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

SIGNATURES		34

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$14,282,723	3.26%
	Credit Cards	14,196,366	3.24%
	Equipment Loans	3,046,810	0.69%
	Utility Rate Reduction Bonds	456,255	0.10%
	Total Asset Backed Securities (cost $31,971,431)	31,982,154	7.29%

	Bank Deposits
	United States
	Financials	13,746,836	3.14%
	Total Bank Deposits (cost $13,736,684)	13,746,836	3.14%

	Commercial Paper
	United States
	Communications	12,787,359	2.92%
	Consumer Discretionary	14,797,078	3.37%
	Consumer Staples	20,104,934	4.58%
	Energy	9,319,340	2.12%
	Financials	31,601,832	7.20%
	Health Care	3,807,605	0.87%
	Industrials	15,373,307	3.51%
	Technology	12,797,405	2.92%
	Utilities	18,985,271	4.33%
	Total Commercial Paper (cost $139,564,906)	139,574,131	31.82%

	Corporate Bonds
	United States
	Communications	16,663,272	3.80%
	Consumer Discretionary	25,702,977	5.86%
	Consumer Staples	4,320,805	0.98%
	Energy	3,441,686	0.78%
	Financials	79,056,798	18.02%
	Health Care	6,515,316	1.49%
	Technology	5,207,371	1.19%
	Total Corporate Bonds (cost $140,831,480)	140,908,225	32.12%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,600,000	U.S. Treasury Bills Due 10/13/2016*	4,599,816	1.05%
$5,600,000	U.S. Treasury Bills Due 10/20/2016*	5,599,580	1.28%
$14,072,500	U.S. Treasury Bills Due 10/27/2016*	14,070,769	3.21%
$2,375,000	U.S. Treasury Bills Due 11/03/2016*	2,374,630	0.54%
$28,800,000	U.S. Treasury Bills Due 11/25/2016*	28,794,269	6.56%
$7,975,000	U.S. Treasury Bills Due 12/15/2016*	7,972,129	1.82%
$26,472,500	U.S. Treasury Bills Due 12/22/2016*	26,458,893	6.03%
$5,325,000	U.S. Treasury Bills Due 02/02/2017*	5,319,270	1.21%
	Total Government And Agency Obligations (cost $95,176,392)	95,189,356	21.70%

	Total Fixed Income Securities ** (cost $421,280,893)	$421,400,702	96.07%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,427)	$2,427	0.00%

	Total Short Term Investments (cost $2,427)	$2,427	0.00%

 See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,806,623	0.64%
Energy	275,424	0.06%
Metals	3,189,655	0.73%
Stock indices	479,768	0.11%
Short-term interest rates	(85,239)	(0.02)%
Long-term interest rates	2,003,108	0.46%
Net unrealized gain (loss) on long futures contracts	8,669,339	1.98%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	3,784,609	0.86%
Energy	(1,346,675)	(0.31)%
Metals	(3,382,527)	(0.77)%
Stock indices	19,745	0.00%
Short-term interest rates	(12,975)	0.00%
Long-term interest rates	34,142	0.01%
Net unrealized gain (loss) on short futures contracts	(903,681)	(0.21)%

Net unrealized gain (loss) on open futures contracts	$7,765,658	1.77%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(1,969,612)	(0.45)%
Various short forward currency contracts	538,367	0.12%
Net unrealized gain (loss) on open forward currency contracts	$(1,431,245)	(0.33)%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $67,949,605 deposited with the futures brokers and $27,239,751 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2016 and December 31, 2015 (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Equity in futures broker trading accounts
Cash	$20,387,388	$51,239,065
Restricted cash	0	5,107,473
Fixed income securities (cost $67,939,317 and $89,998,647, respectively)	67,949,605	89,991,900
Net unrealized gain (loss) on open futures contracts	7,765,658	(8,091,705)
Total equity in futures broker trading accounts	96,102,651	138,246,733

Cash and cash equivalents	709,567	644,164
Short term investments (cost $2,427 and $1,939, respectively)	2,427	1,939
Fixed income securities (cost $353,341,576 and $413,188,400, respectively)	353,451,097	412,835,257
Net unrealized gain (loss) on open forward currency contracts	(1,431,245)	1,430,552
Interest receivable	363,998	716,514
Total assets	$449,198,495	$553,875,159

LIABILITIES
Accounts payable	$288,734	$401,392
Brokerage fee payable	2,604,142	3,227,278
Payable for securities purchased	2,322,204	0
Accrued commissions and other trading fees on open contracts	69,142	95,209
Offering costs payable	94,182	130,828
Redemptions payable	5,161,559	4,557,645
Total liabilities	10,539,963	8,412,352

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 235.103 redeemable units outstanding at September 30, 2016 and December 31, 2015	591,907	658,220
Limited Partners - 173,998.419 and 194,593.327 redeemable units outstanding at September 30, 2016 and December 31, 2015	438,066,625	544,804,587
Total partners' capital (Net Asset Value)	438,658,532	545,462,807

Total liabilities and partners' capital (Net Asset Value)	$449,198,495	$553,875,159

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(29,004)	$(3,849,408)	$(28,403,721)	$(14,001,146)
Change in unrealized	(6,473,031)	17,683,321	15,857,363	(9,559,002)
Brokerage commissions	(543,755)	(619,200)	(1,943,208)	(2,405,845)
Net gain (loss) from futures trading	(7,045,790)	13,214,713	(14,489,566)	(25,965,993)

Forward currency trading gains (losses)
Realized	(3,560,070)	5,409,366	(8,525,068)	36,183,378
Change in unrealized	(4,485,443)	7,707,882	(2,861,797)	(12,595,284)
Brokerage commissions	(43,271)	(56,702)	(131,196)	(181,080)
Net gain (loss) from forward currency trading	(8,088,784)	13,060,546	(11,518,061)	23,407,014

Total net trading gain (loss)	(15,134,574)	26,275,259	(26,007,627)	(2,558,979)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	896,412	687,394	2,555,845	1,955,323
Realized gain (loss) on fixed income securities	9,293	(29,404)	11,783	(26,857)
Change in unrealized gain (loss) on fixed income securities	(63,304)	(287,260)	479,699	(182,100)
Total investment income	842,401	370,730	3,047,327	1,746,366

Expenses
Brokerage fee	8,264,625	10,531,219	26,461,305	34,548,647
Operating expenses	289,824	361,834	911,604	1,141,307

Total expenses	8,554,449	10,893,053	27,372,909	35,689,954

Net investment income (loss)	(7,712,048)	(10,522,323)	(24,325,582)	(33,943,588)

NET INCOME (LOSS)	$(22,846,622)	$15,752,936	$(50,333,209)	$(36,502,567)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average units outstanding during the period)	$(127.71)	$74.76	$(270.48)	$(168.41)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(132.65)	$72.15	$(282.06)	$(180.03)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	178,894.175	210,716.809	186,086.704	216,752.854

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(50,333,209)	$(36,502,567)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(13,475,265)	22,336,386
(Increase) decrease in restricted cash	5,107,473	-
Increase (decrease) in payable for securities purchased	2,322,204	10,798,268
(Increase) decrease in interest receivable	352,516	5,758
Increase (decrease) in accounts payable and accrued expenses	(761,861)	(642,089)
Purchases of investments	(4,215,727,719)	(6,860,248,853)
Sales/maturities of investments	4,297,633,385	6,893,732,934

Net cash from (for) operating activities	25,117,524	29,479,837

Cash flows from (for) financing activities
Redemption of units	(54,851,181)	(60,521,768)
Offering costs paid	(1,052,617)	(1,545,183)
Net cash from (for) financing activities	(55,903,798)	(62,066,951)

Net increase (decrease) in cash and cash equivalents	(30,786,274)	(32,587,114)

Unrestricted cash
Beginning of period	51,883,229	77,657,233

End of period	$21,096,955	$45,070,119

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$20,387,388	$41,970,938
Cash and cash equivalents	709,567	3,099,181

Total end of period cash and cash equivalents	$21,096,955	$45,070,119

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2016

Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807

Net income (loss) for the nine months ended September 30, 2016		(65,029)		(50,268,180)		(50,333,209)
Redemptions	0.000	0	(20,594.908)	(55,455,095)	(20,594.908)	(55,455,095)
Offering costs		(1,284)		(1,014,687)		(1,015,971)
Balances at September 30, 2016	235.103	$591,907	173,998.419	$438,066,625	174,233.522	$438,658,532

Nine Months Ended September 30, 2015

Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss) for the nine months ended September 30, 2015		(102,524)		(36,400,043)		(36,502,567)
Redemptions	0.000	0	(20,401.677)	(60,429,800)	(20,401.677)	(60,429,800)
Offering costs		(3,656)		(1,346,996)		(1,350,652)
Balances at September 30, 2015	589.787	$1,676,369	202,834.475	$576,523,074	203,424.262	$578,199,443

Net Asset Value per General and Limited Partner Unit

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014

$2,517.65	$2,799.71	$2,842.33	$3,022.36

See Accompanying Notes to Financial Statements.

  CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,650.30	$2,770.18	$2,799.71	$3,022.36

Income (loss) from operations:
Total net trading gains (losses) (1)	(87.84)	123.76	(145.88)	(17.20)
Net investment income (loss) (1)	(43.11)	(49.94)	(130.72)	(156.60)

Total net income (loss) from operations	(130.95)	73.82	(276.60)	(173.80)

Offering costs (1)	(1.70)	(1.67)	(5.46)	(6.23)

Net asset value per unit at end of period	$2,517.65	$2,842.33	$2,517.65	$2,842.33

Total Return (3)	(5.01)%	2.60%	(10.07)%	(5.96)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.30%	7.36%	7.29%	7.31%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.30%	7.36%	7.29%	7.31%

Net investment income (loss) (2),(4)	(6.58)%	(7.11)%	(6.48)%	(6.95)%

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
SEPTEMBER 30, 2016 (Unaudited)

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
SEPTEMBER 30, 2016 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2016 and December 31, 2015, and for the periods ended September 30, 2016 and 2015, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value at September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,427	$0	$0	$2,427
Fixed income securities	0	421,400,702	0	421,400,702
Other Financial Instruments
Exchange-traded futures contracts	7,765,658	0	0	7,765,658
Forward currency contracts	0	(1,431,245)	0	(1,431,245)
Total	$7,768,085	$419,969,457	$0	$427,737,542

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,939	$0	$0	$1,939
Fixed income securities	0	502,827,157	0	502,827,157
Other Financial Instruments
Exchange-traded futures contracts	(8,091,705)	0	0	(8,091,705)
Forward currency contracts	0	1,430,552	0	1,430,552
Total	$(8,089,766)	$504,257,709	$0	$496,167,943

The Fund recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2016 or the year ended December 31, 2015.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See the Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)
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

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2016 and December 31, 2015, the Fund has the potential remaining reimbursement amount of approximately $37.6 million and $38.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $94,182 and $123,499, respectively. At September 30, 2016, and December 31, 2015, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $94,182 and $130,828, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
SEPTEMBER 30, 2016 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of September 30, 2016. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2016 and 2015.

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
SEPTEMBER 30, 2016 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2016 Fair Value	Liability Derivatives at September 30, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$8,063,723	$(1,472,491)	$6,591,232
Energy Contracts	Net unrealized gain (loss) on open futures contracts	365,824	(1,437,075)	(1,071,251)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,631,174	(3,824,046)	(192,872)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,016,986	(1,517,473)	499,513
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	50,515	(148,729)	(98,214)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,564,951	(527,701)	2,037,250
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,930,284	(14,361,529)	(1,431,245)
Totals		$29,623,457	$(23,289,044)	$6,334,413

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,502,717	$(1,909,086)	$593,631
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,249,322	(6,944,497)	(5,695,175)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,370,476	(3,754,126)	(2,383,650)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	560,183	(1,117,990)	(557,807)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	10,868	(450,693)	(439,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,590,634	(1,199,513)	391,121
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	31,083,991	(29,653,439)	1,430,552
Totals		$38,368,191	$(45,029,344)	$(6,661,153)

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended September 30, 2016	Trading Gains / (Losses) for the Three Months Ended September 30, 2015
Agriculture Contracts	$4,243,235	$(3,656,269)
Energy Contracts	(6,280,100)	9,509,256
Metal Contracts	(2,826,842)	18,154,077
Stock Indices Contracts	6,506,151	(7,367,691)
Short-Term Interest Rate Contracts	(955,658)	2,554,708
Long Term Interest Rate Contracts	(7,115,387)	(5,481,388)
Forward Currency Contracts	(8,045,513)	13,117,248
Total	$(14,474,114)	$26,829,941

Type of Instrument	Trading Gains / (Losses) for the Nine Months Ended September 30, 2016	Trading Gains / (Losses) for the Nine Months Ended September 30, 2015
Agriculture Contracts	$(2,814,236)	$(15,750,799)
Energy Contracts	(18,626,129)	(8,137,820)
Metal Contracts	(8,461,635)	6,382,203
Stock Indices Contracts	(6,935,178)	2,933,235
Short-Term Interest Rate Contracts	(2,939,230)	185,613
Long Term Interest Rate Contracts	27,284,642	(9,233,964)
Forward Currency Contracts	(11,386,865)	23,588,094
Total	$(23,878,631)	$(33,438)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended September 30, 2016	Trading Gains / (Losses) for the Three Months Ended September 30, 2015
Futures trading gains (losses):
Realized **	$44,430	$(3,970,628)
Change in unrealized	(6,473,031)	17,683,321
Forward currency trading gains (losses):
Realized	(3,560,070)	5,409,366
Change in unrealized	(4,485,443)	7,707,882
Total	$(14,474,114)	$26,829,941

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Nine Months Ended September 30, 2016	Trading Gains / (Losses) for the Nine Months Ended September 30, 2015
Futures trading gains (losses):
Realized **	$(28,349,129)	$(14,062,530)
Change in unrealized	15,857,363	(9,559,002)
Forward currency trading gains (losses):
Realized	(8,525,068)	36,183,378
Change in unrealized	(2,861,797)	(12,595,284)
Total	$(23,878,631)	$(33,438)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

For the three months ended September 30, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 48,100 and 54,300, respectively, and the monthly average of notional value of forward currency contracts was $2,877,000,000 and $2,447,800,000 respectively.

For the nine months ended September 30, 2016 and 2015, the monthly average futures contracts bought and sold was approximately 56,600 and 70,100, respectively, and the monthly average of notional value of forward currency contracts was $2,969,400,000 and $3,607,700,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2016, the latest maturity date for open futures contracts is December 2017 and the latest maturity date for open forward currency contracts is December 2016. However, the Fund intends to close all futures and offset all foreign currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2016 and December 31, 2015 was $95,189,356 and $143,007,124, respectively, which equals 22% and 26% of Net Asset Value, respectively. The cash deposited with the interbank market makers at September 30, 2016 and December 31, 2015 was $152,514 and $207,883, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at September 30, 2016 and December 31, 2015 was restricted cash for margin requirements of $0 and $5,107,473, respectively, which equals approximately 0% and 1% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

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

Offsetting of Derivative Assets
As of September 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,390,518	$(4,454,206)	$3,936,312
Futures contracts	Goldman Sachs	8,302,655	(4,473,309)	3,829,346
Total futures contracts		16,693,173	(8,927,515)	7,765,658
Forward currency contracts	UBS AG	6,465,142	(6,465,142)	0
Forward currency contracts	Royal Bank of Scotland	6,465,142	(6,465,142)	0
Total forward currency contracts		12,930,284	(12,930,284)	0
Total derivatives		$29,623,457	$(21,857,799)	$7,765,658

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,936,312	$0	$0	$3,936,312
Goldman Sachs	3,829,346	0	0	3,829,346
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$7,765,658	$0	$0	$7,765,658

Offsetting of Derivative Liabilities
As of September 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,454,206	$(4,454,206)	$0
Futures contracts	Goldman Sachs	4,473,309	(4,473,309)	0
Total futures contracts		8,927,515	(8,927,515)	0
Forward currency contracts	UBS AG	7,180,765	(6,465,142)	715,623
Forward currency contracts	Royal Bank of Scotland	7,180,764	(6,465,142)	715,622
Total forward currency contracts		14,361,529	(12,930,284)	1,431,245
Total derivatives		$23,289,044	$(21,857,799)	$1,431,245

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	715,623	(715,623	)*	0	0
Royal Bank of Scotland	715,622	(715,622	)*	0	0
Total	$1,431,245		$(1,431,245)	$0	$0
* Represents a portion of the $27,239,751 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

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
SEPTEMBER 30, 2016 (Unaudited)

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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2016 and December 31, 2015, the statements of operations and financial highlights for the three months and nine months ended September 30, 2016 and 2015, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2016 and December 31, 2015, the results of operations and financial highlights for the three months and nine months ended September 30, 2016 and 2015, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2016 and 2015.

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

Results of Operations

The returns for the nine months ended September 30, 2016 and 2015 were (10.07)% and (5.96)%, respectively. During the nine months ended September 30, 2016 and 2015, the Fund accrued brokerage fees in the amount of $26,461,305 and $34,548,647, respectively, and paid brokerage fees in the amount of $27,084,441 and $35,125,869, respectively. No performance fees were accrued or paid during these periods.

2016 (For the Nine Months Ended September 30)

Of the (10.07)% year to date return, approximately (4.59)% was due to trading losses (before commissions) and approximately (6.09)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.61% due to investment income earned by the Fund. An analysis of the (4.59)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.72)%
Currencies	(2.46)
Interest Rates	4.93
Stock Indices	(1.34)
(4.59)%

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

The Fund showed a profit in June as gains came from interest rate and commodity markets, while stock index and foreign exchange holdings produced some losses. Interest rate holdings had the largest positive impact on the monthly P&L with both trend following and non-trend systems showing gains.  Long positions across global interest rate markets showed strong profits, especially within Europe.  United Kingdom voters surprised and shocked markets worldwide with their decision to leave the European Union.  The BREXIT sparked a risk-off reaction globally, with government bond futures among the largest beneficiaries, as investors accepted record low bond yields in multiple markets in exchange for the safety of government paper. Commodity positions from the trend models provided some additional gains.  Long positioning on the precious metals was one of the best performing sub-sectors.  The flight to safety triggered by the UK BREXIT vote along with dampened expectations of additional US FOMC interest rate hikes this year pushed gold and silver prices sharply higher.  The grains sub-sector contributed additional profits led by a long soybean holding which rose amid a bullish June crop report.  Short positioning on natural gas produced some offsetting losses as lower average inventories, as calculated by the US EIA, helped contribute to a short squeeze in that market. Stock index holdings produced some of the largest monthly losses with both the trend following and non-trend systems contributing.  Long global stock index exposure suffered from risk-off selling caused by the uncertainty that the UK BREXIT vote created.  In addition, a short position on the CBOE volatility index future produced losses amid the sharp spike in volatility due to the UK referendum. Foreign exchange positions showed some small losses during June.  Mixed FX positioning against the US dollar led to mostly offsetting gains and losses.  Profits were seen on a long Japanese yen position which strengthened in a flight-to safety trade.  Losses were produced by positioning on the Euro which saw choppy price action leading up to and after the surprising BREXIT decision.

The Fund showed a profit in July as gains came from stock index, commodity, and interest rate markets, while foreign exchange holdings produced some small losses. Stock index holdings produced some of the largest monthly gains with both the trend following and non-trend systems contributing.  Global equity markets shook off the fear and uncertainty created by the UK's decision to leave the European Union and produced strong gains during July.  Long positioning within the Fund across global stock indexes benefitted from the higher prices with holdings in Australia, the UK, Canada, Germany, and Taiwan producing some of the best performance.  Generally better than expected Q2 earnings results, attractive dividend yields, and the expectation that global central banks will keep rates lower for longer all offset terror attacks, a coup attempt in Turkey, and uncertainty over the US presidential election. Commodity positions from both the trend and non-trend models provided some additional gains to the Fund.  Short positioning across the energy complex was profitable with both gasoline and WTI crude producing some of the best returns.  Inventory reports during the month showed that supply was plentiful leading to lower prices.  Precious metals added to gains within the sector as long positioning benefitted from a slightly weaker US dollar and ongoing accommodation from the US Federal Reserve.  Some offsetting losses were produced within the grain sub-sector.  A long position on soybeans suffered from weaker demand amid robust crop expectations. Interest rate holdings had a positive impact on the monthly P&L with trend following systems showing gains.  Long positioning on long-dated interest rate markets produced some of the best profits.  Holdings in Australia benefitted from an accommodative central bank that is grappling with persistently low inflation readings and uncertainty around the newly elected Prime Minister's effectiveness given his very narrow victory. Foreign exchange positioning produced small losses driven by non-trend following strategies.  Choppy price action and a mix of long and short positioning versus the US dollar led to the muted P&L within the FX sector overall.

Losses primarily came from commodity, foreign exchange, and interest rate positions, while stock index positions closed flat for the month of August. Commodity holdings from the trend models provided some of the largest losses to the Fund.  Positioning within the energy and precious metal sub-sectors caused a bulk of the damage.  Short positioning within the energy complex suffered from concerns that OPEC might try to rein in production at an informal meeting scheduled for September which helped fuel a short squeeze.  Long holdings on precious metals also caused losses as growing expectations for higher interest rates in the US led to a sell-off in both gold and silver.  The Fund did receive some offsetting gains from a short position on wheat which saw its price decline to a 10-year low on abundant supply. Foreign exchange positions from both trend following and non-trend following strategies also showed losses during August.  Some of the largest monthly losses were seen in the euro, Mexican peso, and Australian dollar (all versus the US dollar). Choppy price action in the euro and peso created a difficult environment for our systems to trade profitably.  A multi-month uptrend in the Aussie dollar produced losses when that currency experienced a price reversal beginning in the middle of the month. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Long positioning, especially within the US, suffered from a better than expected July US employment report released early in the month.  A growing stream of comments from US Federal Reserve members signaling their willingness to potentially raise interest rates at one of three remaining 2016 FOMC meetings also pressured interest rate markets lower, sending yields higher. Stock index P&L was relatively flat as a long position within Australia was hurt by a sell-off in the financial, mining, and telecommunication sectors.  Some offsetting gains were found in a long position within Hong Kong which rose in value on better than expected earnings and amid the news that the long-planned stock-trading link between Hong Kong and China was officially approved.
September losses came from interest rate, commodity, stock index, and foreign exchange positions. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Uncertainty and nervousness over central bank interest rate decisions drove global fixed income prices lower in the first half of September as the US Federal Reserve, the Bank of Japan, and the European Central Bank all made intra-month policy announcements.  On balance, all three major central banks leaned more hawkish than expected, with the US FOMC indicating that one interest rate hike was likely before year-end.  The Fund was hurt by long positioning on long-dated markets, especially within Australia, the US, and the UK.  Commodity holdings from both non-trend and trend models provided additional losses.  A surprise announcement from OPEC that the cartel had agreed to some production cuts sent the crude complex sharply higher, hurting short positioning.  Oversold price bounces in corn and wheat hurt short positioning within the grains.  Some offsetting gains were seen in the softs and meats.  A continued trend higher in the price of sugar benefitted long positioning, while a drop in both hog and cattle prices was profitable for short holdings, as prices fell about 23% and 7%, respectively.  Stock index holdings added to the monthly losses as the non-trend systems struggled to successfully trade choppy global equity index markets. Global stocks sold off in the first half of the month following bond prices lower as yields rose.  Stocks then bounced once markets digested major central bank announcements, only to see prices fall on financial health concerns surrounding Deutsche Bank (DB).  Prices then rebounded when headlines turned more positive on the outlook for DB near month-end.  Foreign exchange positions from the non-trend following strategies showed small losses.  The non-trend systems failed to successfully navigate a very choppy environment for many major currencies.  Among the biggest P&L contributors, the Mexican peso produced gains, while the Canadian dollar and euro produced losses.
2015 (For the Nine Months Ended September 30)
Of the (5.96)% year to date return, approximately (0.15)% was due to trading losses (before commissions) and approximately (6.08)% was due to brokerage fees, operating expenses and offering costs incurred by the Fund, offset by approximately 0.27% due to investment income. An analysis of the (0.15)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.20)%
Currencies	3.44
Interest Rates	(1.37)
Stock Indices	(2.00)
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

The Fund showed a decline in April as losses from foreign exchange, interest rate, and commodity holdings all contributed to the decline while stock index positions produced some offsetting gains during the month.  Some of the largest losses for April were produced by foreign exchange positions from both trend following and non-trend following strategies.  Short euro positioning versus the U.S. dollar was one of the worst performing holdings.  The euro moved higher as weaker U.S. economic data suggested that the U.S. Fed will hold off on an interest rate hike longer than expected.  A calming of concern around the solvency of Greece also helped to boost the euro.  Faster reacting non-trend models showed some offsetting gains in the British pound as that currency reversed higher during the month on hawkish U.K. central bank comments and an improvement in sentiment around their upcoming elections.  Interest rates were another source of losses during the month.  Long positioning across long-dated fixed income instruments provided most of the declines as global interest rate products sold-off.  Losses in Australia stemmed from hawkish central bank comments and some surprisingly strong economic data.  Concern over ultra-low interest rate yields in Germany linked with bearish comments from several prominent asset managers caused those bond prices to fall.  Additional declines came from commodity positions.  Short positioning across the energy complex was hurt by rising prices as supply concerns eased and the weaker U.S. dollar was supportive to prices.  Trading in soft commodities, namely sugar and coffee, also produced losses.  Non-trend strategies produced some offsetting gains within the industrial metals sub-sector.  Long metals positions benefitted from a weaker U.S. dollar and new Chinese stimulus measures which helped to push those markets higher.  Global stock indices showed gains from the trend strategies.  Long positioning on the Hang Seng index in Hong Kong was one of the best performing holdings during the month as the index rose almost 13%.  Hong Kong shares rose sharply when Chinese regulators allowed mutual funds to buy shares in companies included in the index.
The Fund showed a decline in May as losses from interest rate and commodity holdings were only partially offset by gains from foreign exchange and stock index positions, leaving the portfolio lower on the month.  Some of the largest losses were produced by interest rate positions from both trend following and non-trend strategies.  Long positioning across long-dated interest rate products suffered when well established trends sharply reversed during the month.  Some of the largest losses were seen in Germany and Australia.  The German sell-off, which spilled over into other global interest rate markets, was primarily driven by technical factors, including liquidity and positioning.  Australia saw some stronger than expected economic data, which put pressure on their interest rate markets.  Additional declines came from commodity positions within trend following as non-trend strategies showed some smaller offsetting gains in the sector.  One of the worst performing sub-sectors was industrial metals.  Long positioning on copper and zinc suffered from a strengthening U.S. dollar and additional signs of an economic slowdown in China.  Long positioning on precious metals also suffered from the stronger dollar.  Some offsetting gains came from the grain sub-sector. Shorts on both corn and soybeans profited from a drop in prices due to steady planting progress.  Some of the best gains during May were within foreign exchange holdings where both trend following and non-trend strategies showed profits.  Short positioning on the Japanese yen versus the U.S. dollar was one of the biggest gains.  The yen weakened to a 12-year low versus the dollar.  After a soft first quarter, data suggested that the U.S. economy was starting to accelerate leading to speculation that the U.S. Federal Reserve could raise interest rates later this year for the first time since 2006.  Global stock indices also showed gains with both the trend and non-trend strategies contributing.  Long positioning on the Japanese Nikkei 225 index produced some of the largest sector gains.  Japanese stocks rose steadily throughout the month as the falling yen provided a strong tailwind for stocks.

The Fund showed a sharp decline in June as losses from commodity, stock index, foreign exchange, and interest rate holdings left the Fund lower on the month.  Some of the largest losses were produced by commodity positions from both trend following and non-trend strategies.  Short positioning on various grain markets proved unprofitable.  Corn, wheat, and soybean futures rose sharply due to crop concerns amid heavy rainfall in the Midwest.  These moves were exacerbated by significant short covering in the marketplace.  Energy markets also contributed to losses.  A short natural gas holding was hurt by signs of slowing production growth, stronger power burns, and a slowing pace of storage builds which sent the market higher.  Soft commodities showed losses as short positioning on coffee suffered from higher prices amid improved demand prospects and a lowered Brazilian output forecast.  Additional declines came from stock index positions within both trend following and non-trend following systems.  The Fund was generally positioned long global stocks during the month, with an emphasis on the U.S. and Japan.  A lack of positive progress on the Greek financial crisis near month-end caused a bout of "risk-off" selling which sent all global stock markets sharply lower leading to losses.  Foreign exchange positioning also detracted from performance as both trend and non-trend strategies saw declines.  A short New Zealand dollar position proved to be a profitable trade given the continued downtrend, but most of the other currencies in the Fund saw negative performance due to choppy, directionless trading. In interest rate markets non-trend strategies provided some partially offsetting gains to the losses encountered by the trend systems.  Global bond markets experienced some very choppy price action that was difficult for the trend systems to navigate.  For example, in the U.S. interest rate markets were under pressure early in the month after some better than expected economic data.  These markets then sharply reversed to the upside later in June driven by safe haven buying amid the worsening Greek financial crisis and the uncertainty that it fueled.
July was profitable with gains coming from commodities and foreign exchange which more than offset losses experienced on stock index and interest rate holdings.  Some of the largest gains were produced by commodity positions from both trend following and non-trend strategies.  Short positioning within precious metals was one of the most profitable trades during the month.  Gold and silver both fell sharply amid the ongoing strength of the US dollar.  Demand for gold by the Chinese government was shown to be much weaker than expected, sending the metal to its lowest level in five years.  Short holdings on the industrial metals, namely copper, also proved profitable.    Copper fell sharply amid growing concerns over the health of the Chinese economy.  The Fund experienced some offsetting losses in the grains.  A long position in wheat suffered as the commodity experienced a harsh sell-off due to healthy crop expectations and continued US export weakness.  Additional profits during the month came from foreign exchange positions, especially within the trend following systems.  Short positioning on the Australian dollar, Canadian dollar, and New Zealand dollar, commonly referred to as "commodity currencies," all proved profitable.  The global commodity weakness seen during July, as evidenced by a more than 14% decline in the S&P GSCI Index, a measure of a basket of 24 commodities, pressured all these currencies lower.  Stock index positioning detracted from performance as both trend and especially non-trend strategies saw declines.  Short-term non-trend models struggled to successfully navigate several risk-on / risk-off shifts in the equity markets.  The Greek financial crisis provided some of the market moving news as headlines shifted from dire to hopeful.  Interest rate positions showed a decline during the month as losses from trend following strategies overwhelmed gains from non-trend systems.  The Greek crisis proved to be a major driver of interest rate markets, in addition to ongoing expectations that the US Fed is getting closer to its first interest rate hike in years.

Offsetting gains and losses led to an unprofitable August for the Fund.  Profits from commodity positions were offset by losses in interest rate positions.  Foreign exchange and stock index holdings had little positive or negative impact on the Fund.  Some of the largest gains were produced by commodity positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the industrial metals, namely zinc, nickel, and aluminum, were some of the largest gainers amid growing concern that the Chinese economy is in worse shape than previously thought.  China is a huge consumer of these metals.  Short positions within the energy sub-sector also proved to be profitable trades during the month with Brent and WTI among the best gainers.  Chinese growth concerns coupled with ongoing abundant petroleum supplies conspired to put downward pressure on prices.  The Fund experienced some offsetting losses in the precious metals and soft commodities.  A short position from gold suffered from flight to safety buying amid a sharp decline in global equities.  A short holding on coffee was hurt in the first half of the month amid concerns surrounding smaller bean sizes in Brazil.  Foreign exchange was relatively flat for August.  Short positioning on the Canadian, New Zealand, and Australian dollars, commonly referred to as "commodity currencies," proved profitable.  The Chinese economic slowdown was the catalyst for the sell-off in these markets. Offsetting losses were incurred by positioning in the Euro, Japanese yen, and Swedish krona.  Stock index positioning had little impact on monthly performance.  Shorter-term, faster reacting non-trend strategies showed gains in the sector while trend following systems with longer-term, slower indicators showed offsetting losses.  Poor Chinese economic data linked with their surprising currency devaluation sent global stocks sharply lower.  Interest rate positions showed a small decline during the month as losses from non-trend strategies overwhelmed gains from trend following systems.  Interest rate markets experienced choppy price action amid risk-off / risk-on buying and selling plus continued uncertainty over the timing of the first US Fed rate hike in some nine years.

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

 The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2016 and December 31, 2015 and the trading gains/losses by market category for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.62%	(5.72)%
Currencies	0.38%	(2.46)%
Interest Rates	0.64%	4.93%
Stock Indices	0.81%	(1.34)%
Aggregate/Total	1.62%	(4.59)%

*	-
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-
Of the (10.07)% year to date return, approximately (4.59)% was due to trading losses (before commissions) and approximately (6.09)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.61% due to investment income earned by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2016, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of September 30, 2016.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Australian Dollar, British Pounds, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition September 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2016 and 2015, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2016 and 2015, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2016 and 2015, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 14, 2016	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition September 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2016 and 2015, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2016 and 2015, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2016 and 2015, (vii) Notes to Financial Statements.