Form 10-K
period 2016-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2017-03-29
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Registrant has no voting stock. As of December 31, 2016 there were 157,669.596 Units of General and Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

	PART I	Page

Item 1.	Business.	1 – 5

Item 1A.	Risk Factors.	5 – 18

Item 1B.	Unresolved Staff Comments.	19

Item 2.	Properties.	19

Item 3.	Legal Proceedings.	19

Item 4.	Mine Safety Disclosures.	19

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20

Item 6.	Selected Financial Data.	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21 – 35

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	35 – 39

Item 8.	Financial Statements and Supplementary Data.	39

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	39

Item 9A.	Controls and Procedures.	40

Item 9B.	Other Information.	40

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	41 – 43

Item 11.	Executive Compensation.	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	43

Item 14.	Principal Accounting Fees and Services.	44

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	45

Item 16.	Form 10-K Summary	45

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2016 is as follows: 17% to interest rates, 19% to foreign exchange, 31% to commodities, and 33% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. The entire offering proceeds, without deductions, were credited to the Fund's bank, brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures and forward contracts. The Fund typically receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset backed securities.

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

Commodities		Interest Rates		Equity Indices		Foreign Exchange[1]
Aluminum	London Brent Crude	Australian 90-Day Bill	Long Gilt	Amsterdam Exchange Index	OMX Stock Index	Australian Dollar[2]	Swedish Krona
Coffee	London Gas Oil	Australian 3-Year Bond	Short Sterling	CAC 40 Stock Index	Russell 2000 Index	British Pound[2]	Swiss Franc[2]
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/2-Year	DAX	S&P 400 Index	Canadian Dollar[2]	Turkish Lira
Corn	Natural Gas	Canadian 90-Day Bill	Treasury Notes/5-Year	DJ Euro Stoxx 50	S&P 500 Index	Czech Koruna
Cocoa	Nickel	Canadian 10-Year Bond	Treasury Notes/10-Year	DJ Index	S&P 500 Volatility Index	Euro[2]
Cotton	Palladium	Euribor	Treasury Bond/30-Year	FTSE 100 Index	S&P Canada 60 Index	Hungarian Forint
Crude Oil	Platinum	Euro-BOBL	Treasury Ultra Long Bond	FTSE JSE Top 40	SPI 200 Index	Israeli Shekel
Feeder Cattle	Silver	Euro-BUND		FTSE MIB	SGX CNX Nifty	Japanese Yen[2]
Gold	Soybean Meal	Euro-BTP Italian Gov Bond		Hang Seng Index	TOPIX	Mexican Peso
Heating Oil	Soybean Oil	Euro-Buxl 30-Year Bond		IBEX35 Stock Index		New Zealand Dollar
High Grade Copper	Soybeans	Euro-OAT French 10-Year Bond		MSCI Singapore		Norwegian Krone
KC Hard Red-Winter Wheat	Sugar #11 (World)	Euro-Schatz		MSCI Taiwan		Polish Zloty
Lean Hogs	Wheat	Eurodollar		NASDAQ 100 Index		Singapore Dollar
Live Cattle	Zinc	Japanese 10-Year Bond		Nikkei		South African Rand
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
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.50% of the Fund's net assets annually, up to 1% of the Fund's net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc and UBS AG	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers' charges, will equal approximately 0.55% of the Fund's net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

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

Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client's OTC counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal ("notional") amount or quantity. The recently enacted Dodd Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") includes provisions that comprehensively regulate swap transactions for the first time, such as mandatory central clearing, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets.  With respect to swaps cleared through a central counterparty, the Fund will be subject to daily "variation" and "initial" margin requirements set by the central clearing counterparty and the Fund's clearing member.  Cleared swaps are transacted through futures commission merchants ("FCMs") that are members of a clearinghouse with the clearinghouse serving as a central counterparty similar to transactions in futures contracts. The Fund posts initial and variation margin by posting collateral with its clearing member FCMs. Central clearing is expected to decrease counterparty risk and increase liquidity compared to bilateral swaps because central clearing interposes the central clearinghouse as the counterparty to each participant's swap. However, central clearing does not eliminate counterparty risk or illiquidity risk entirely. In addition, depending on the size of the Fund and other factors, the margin required by a clearing member from the Fund may be in excess of the amounts required to be posted by the Fund pursuant to the rules of the central clearinghouse and in excess of the collateral required to be posted by the Fund to support its obligations under a similar non-cleared bilateral swap. However, in September 2014, regulators proposed new rules imposing certain margin requirements, including minimums, on uncleared swaps in the near future, which, if adopted, could affect this comparison.

The SEC and the CFTC under Dodd-Frank also have the authority to require most liquid swaps, under their respective jurisdiction, to be traded and executed on trading facilities. The CFTC has already subjected certain kinds of swaps to this platform execution requirement and it is expected that additional swaps will become subject to this requirement in the future. It is not yet clear when the parallel SEC requirements will go into effect. Moving trading to an exchange-type system may increase market transparency and liquidity but may require the Fund to incur increased expenses to access the same types of swaps.  Rules adopted by the CFTC in 2012 also require centralized reporting of detailed information about many types of cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, these rules place potential additional administrative obligations on the Fund, and the safeguards established to protect anonymity may not function as expected.

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

Your Investment in the Fund Could Be Illiquid; Suspension of Trading

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

Low correlation also does not mean that the Fund will not always move in the same direction as stocks and bonds.   There may be times when the Fund gains during the same periods when stock and bonds gain and there also may be times when the Fund loses during periods when stock and bonds lose.  If the Fund performs in a manner that is correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Fund may have no gains to offset your losses from other investments.

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

Fixed-Income Investments Risks

The value of fixed-income securities in which the Fund may invest will change in response to fluctuations in interest rates.  Except to the extent that values are independently affected by currency exchange rate fluctuations, when interest rates decline, the value of fixed-income securities generally can be expected to rise.  Conversely, when interest rates rise, the value of fixed-income securities generally can be expected to decline.  In addition, the fixed-income securities in which the Fund may invest may be subject to income risk, call risk, prepayment risk, extension risk, and/or credit risk, each of which could affect the fixed-income securities' value. Investments in lower rated or unrated fixed-income securities, while generally providing greater opportunity for gain and income than investments in higher rated securities, usually entail greater risk (including the possibility of default or bankruptcy of the issuers of such securities).

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

Futures and Forwards Trading is Highly Speculative and Volatile

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

Forward contracts are not traded on exchanges; rather, banks (e.g., major money center investment banks) and dealers act as principals in these over-the-counter markets. Foreign exchange swaps and foreign exchange forwards, as well as bona fide spot foreign exchange transactions, are not subject to full regulation by the CFTC (including the clearing and platform execution mandates). Therefore, the Fund will not receive any benefit of CFTC regulation of its trading activities in excluded foreign exchange swaps and forward transactions. The Fund faces the risk of non-performance by its counterparties to forward contracts and such non-performance may cause some or all of its gains to remain unrealized.

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

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or net short speculative positions that any person or group of persons acting in concert may hold or control in any particular futures contracts.  Dodd-Frank significantly expands the CFTC's authority to impose position limits with respect to futures contracts, swaps that are economically equivalent to futures, and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2013, the CFTC proposed (a) a series of new speculative position limits with respect to futures, options on futures and swaps on 28 so-called "exempt commodities" (which includes most energy and metals contracts) and (b) aggregation requirements with respect to positions across accounts with common ownership or control. The CFTC's proposals are not yet finalized (or effective).  If the CFTC is successful in these proposals, the counterparties with which the Fund deals may further limit the size or duration of positions available to the Fund.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Fund could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

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
Swap Agreements

The Fund may enter into swap agreements.  Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular "notional amount."  Swaps may be subject to various types of risk, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty.  Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors.  Depending on their structure, swaps may increase or decrease the Fund's exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Fund's portfolio.  Swap agreements can take many different forms and are known by a variety of names. The Fund is not limited to any particular form of swap agreement if it determines that other forms are consistent with the Fund's investment objective and policies. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, then the Fund must have sufficient cash availability to make such payments when due.  In addition, if a counterparty's creditworthiness declines, the value of the swap agreement would be likely to decline, potentially resulting in losses to the Fund. Dodd-Frank will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, Dodd-Frank's success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

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

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Fund

The global financial markets have in the past few years undergone pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2016, there were 7,256 Limited Partners in the Registrant and 157,669.596 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Total Assets	$397,752	$553,875	$690,656	$727,627	$797,867
Total Partners' Capital	376,646	545,463	676,482	710,325	778,039
Total Net Trading Gain (Loss) (includes brokerage commissions)	(41,304)	(503)	144,246	113,936	57,127
Net Income (Loss)	(72,322)	(44,367)	100,452	60,888	(2,809)
Net Income (Loss) Per General and Limited Partner Unit *	(397.20)	(208.71)	398.71	200.29	(7.87)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(410.88)	(222.65)	461.28	178.78	(29.88)
Weighted Average Number of Units Outstanding	182,079.450	212,574.520	251,943.822	304,003.690	357,029.398

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2016 and 2015.

	1st Qtr. 2016	2nd Qtr. 2016	3rd Qtr. 2016	4th Qtr. 2016
Total Net Trading Gain (Loss) (includes brokerage commissions)	$4,068	$(14,941)	$(15,135)	$(15,296)
Net Income (Loss)	(4,677)	(22,809)	(22,847)	(21,989)
Net Income (Loss) per General and Limited Partner Unit *	(24.29)	(122.10)	(127.71)	(129.30)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(28.05)	(121.36)	(132.65)	(128.82)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,771.66	2,650.30	2,517.65	2,388.83
Weighted Number of Units Per Period	192,556.310	186,809.626	178,894.175	170,057.689

	1st Qtr. 2015	2nd Qtr. 2015	3rd Qtr. 2015	4th Qtr. 2015
Total Net Trading Gain (Loss) (includes brokerage commissions)	$67,906	$(96,740)	$26,275	$2,056
Net Income (Loss)	55,824	(108,080)	15,753	(7,864)
Net Income (Loss) per General and Limited Partner Unit *	251.22	(497.31)	74.76	(39.31)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	247.79	(499.97)	72.15	(42.62)
Net Asset Value per General and Limited Partner Unit at the End of the Period	3,270.15	2,770.18	2,842.33	2,799.71
Weighted Number of Units Per Period	222,211.456	217,330.299	210,716.809	200,039.516

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

The Fund generally maintains 60 to 75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Fund is adjusted and positions in the instruments the Fund trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset backed securities.

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

Results of Operations

The returns for the years ended December 31, 2016, 2015, and 2014 were (14.68)%, (7.37)%, and 18.01%, respectively. The following is a discussion of the brokerage and performance fees accrued and paid. During the years ended December 31, 2016, 2015 and 2014, the Fund accrued brokerage fees in the amounts of $33,665,203, $44,538,157, and $44,356,653, respectively, and paid brokerage fees in the amounts of $34,574,840, $45,335,134, and $44,572,291, respectively. No performance fees were accrued or paid during the years ended December 31, 2016, 2015 and 2014.

2016 (For the Year Ended December 31)

Of the (14.68)% return for the year, approximately (7.39)% was due to trading losses (before commissions) and approximately (8.09)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.80% due to investment income. An analysis of the (7.39)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(11.29)%
Currencies	(0.73)%
Interest Rates	3.61%
Stock Indices	1.02%
(7.39)%

The Fund showed a gain during January as profits came from foreign exchange, interest rate, and commodity holdings while stock indexes provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains.  Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex.  Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called "BREXIT"). Interest rate positions provided additional gains to the Fund during January, particularly from the non-trend systems.  Long positioning on both long-dated and short-dated instruments experienced profits.  The sharp sell-off in global stock indexes fueled safe-haven buying in interest rate products.  In addition, ongoing dovish commentary from global central banks added to the upward price pressure.  In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative interest rate policy that fueled additional buying of global interest rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains.  Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane.  Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China.  A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indexes showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.

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

March showed losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March.  Short positioning across the petroleum complex suffered when those markets moved higher in response to an Organization of the Petroleum Exporting Countries (OPEC) announcement that the organization had scheduled a mid-April meeting to discuss output levels.  Natural gas shorts hurt the Fund as well as that product rallied amid larger than expected inventory draws.  Short holdings on the grain markets also led to losses with soybeans being one of the worst performers.  Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher.  Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses.  Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies.  A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L.  Price action during March was very choppy making it difficult for some systems to find and hold profitable trades.  The first half of the month saw fixed income prices chop lower as stock prices moved higher.  The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact.  Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  The Fund held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.
The Fund showed a steep decline in April as losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering.  Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Fund.  Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower.  Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Fund during April.  Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses.  Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived "risk-on" environment.  A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets.  Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models. Global equity indexes generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  Foreign exchange positions added additional losses.  Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (BREXIT).
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

The Fund showed a decline in October as losses from commodity and interest rate holdings were only partially offset by gains within foreign exchange positions.  Stock index positioning had little impact on the Fund during the month. Commodity holdings from both trend and non-trend models produced losses.  Short positions on corn and wheat suffered as prices rose due to stronger than expected export sales.  The trading systems experienced losses in natural gas amid choppy price action as the market weighed warmer-than-normal weather and a structural tightening of the supply-and-demand balance.  Long positioning on sugar saw losses as prices fell late in the month on improving growing conditions in Brazil.  Long holdings on precious metals were hurt by the stronger US dollar. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Long positioning on long-dated interest rate markets within Europe experienced losses as prices fell during the month.  The European Central Bank (ECB) failed to announce an extension to their existing quantitative easing (QE) program which pushed prices lower across continental Europe.  Additional losses came from a long holding on the Australian 10-year note as that country's central bank indicated that a rate cut was further away than the market had been expecting which caused futures to decline. Foreign exchange positions, especially from the non-trend following strategies, produced some partially offsetting gains during October.  The US dollar was stronger across our universe of currencies.  Some of the best gains came from short positioning on the British pound, Swedish krona, and the euro (all versus the US dollar).  Expectations grew during the month that the US Federal Reserve was on-track to hike interest rates by the end of 2016 which helped lead to overall dollar strength. Stock index holdings had little impact on the Fund during the month.  A mix of gains and losses across the global stock index market set produced mostly offsetting P&L which led to relatively flat performance from the asset class.

The Fund showed a decline in November as losses came primarily from commodity holdings while interest rate, foreign exchange, and stock index positions had a muted impact on the Fund during the month. Commodity holdings produced some of the largest losses to the Fund.  Short positioning within the energy sub-sector was hurt in the second half of the month when OPEC confounded skeptics by securing its first production cut since 2008.  This action sent prices sharply higher across the complex.  Trend following strategies suffered in both coffee and sugar as long positions produced losses after prices for both commodities dropped due to higher supply expectations.  A short live cattle position produced losses as that market rallied amid firmer wholesale prices and supportive inventory data.  Some offsetting gains were found within the industrial metals sub-sector.  A long zinc position profited as the metal's price rose sharply, helped by tight supply and a pledge from US President-elect Trump to invest in infrastructure projects. Additional gains came from a short wheat holding which profited as prices dropped over 5% amid ample supply expectations. Foreign exchange positions produced some small losses during November.  A long position on the Mexican peso (versus the US dollar) negatively impacted the Fund when Donald Trump's unexpected presidential election victory sent that currency sharply lower amid fears over possible new protectionist policies. Interest rate holdings also produced small losses during the month.  Trend following systems with long look-backs were most negatively impacted as the Trump victory pushed long-end prices sharply lower as yields rose.  Bond markets began pricing in an expected Trump administration fiscal stimulus package, including increased infrastructure spending and tax cuts, which are viewed as inflationary. Stock index holdings produced flat results for the month.  Long positioning in North American indices benefitted from the Trump victory as potential new infrastructure spending and a stronger US dollar helped shares rise in value. Offsetting losses were realized from long positioning in European indices.

The Fund advanced in December as gains came from stock index holdings while commodity positions produced partially offsetting losses, with five of the six sub-sectors traded showing declines.  Foreign exchange and interest rate positions had little overall impact on the Fund during the month. Global stock index holdings contributed the best gains to the Fund during December.  Long positioning on European indexes produced some of the largest gains for the sector.  During the month, the European Central Bank (ECB) gave a boost to equities when they extended their quantitative easing program.  A calming of events within Italy around their political leadership and their ongoing banking crisis also helped markets.  Additional gains came from the US, Canada, and Australia as those markets continued to benefit from expectations of reflationary policies from President-elect Trump and his incoming administration. Commodity holdings produced the largest offsetting losses to the Fund.  Long positioning on copper and zinc incurred losses amid profit-taking after the recent run-up in prices driven by better Chinese economic growth and the Trump effect.  A short lean hog holding suffered as that market rallied amid solid export activity and a lowered US production projection from the USDA.  A short on natural gas produced losses when prices moved higher amid colder temperatures and below normal inventory stockpiles.  Some small offsetting gains were found in a short cocoa position which fell amid higher production in Ivory Coast, driving prices to over 3-1/2 year lows. Interest rate holdings produced small profits for the Fund during December.  Long positioning on the German 10-year note was one of the best performing markets, helped by the extension of stimulus from the ECB. Foreign exchange holdings had little impact on the Fund P&L during the month.  Mixed positioning across the currencies traded led to mostly offsetting gains and losses leading to the muted impact overall.

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

Offsetting gains and losses led to an unprofitable August for the Fund as profits from commodity positions were offset by losses in interest rate positions.  Foreign exchange and stock index holdings had little positive or negative impact on the Fund.  Some of the largest gains were produced by commodity positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the industrial metals, namely zinc, nickel, and aluminum, were some of the largest gainers amid growing concern that the Chinese economy is in worse shape than previously thought.  China is a huge consumer of these metals.  Short positions within the energy sub-sector also proved to be profitable trades during the month with Brent and WTI among the best gainers.  Chinese growth concerns coupled with ongoing abundant petroleum supplies conspired to put downward pressure on prices.  The Fund experienced some offsetting losses in the precious metals and soft commodities.  A short position from gold suffered from flight to safety buying amid a sharp decline in global equities.  A short holding on coffee was hurt in the first half of the month amid concerns surrounding smaller bean sizes in Brazil.  Foreign exchange was relatively flat for August.  Short positioning on the Canadian, New Zealand, and Australian dollars, commonly referred to as "commodity currencies," proved profitable.  The Chinese economic slowdown was the catalyst for the sell-off in these markets. Offsetting losses were incurred by positioning in the Euro, Japanese yen, and Swedish krona.  Stock index positioning had little impact on monthly performance.  Shorter-term, faster reacting non-trend strategies showed gains in the sector while trend following systems with longer-term, slower indicators showed offsetting losses.  Poor Chinese economic data linked with their surprising currency devaluation sent global stocks sharply lower.  Interest rate positions showed a small decline during the month as losses from non-trend strategies overwhelmed gains from trend following systems.  Interest rate markets experienced choppy price action amid risk-off / risk-on buying and selling plus continued uncertainty over the timing of the first U.S. Federal Reserve rate hike in some nine years.

Gains across all sectors led to a profitable September for the Fund.  Profits from commodity and foreign exchange positions were the primary drivers during the month, although both fixed income and stock index holdings also contributed positively to the month's profits.  The commodity sector produced gains during the month primarily driven by non-trend systems.  Some of the best gains were found in short positioning on natural gas, WTI, and Brent.  Natural gas sold off on inventory builds along with moderating power demand.  Both WTI and Brent resumed their sell-offs as supplies remained robust while demand, especially from China, continued to show signs of slowing.  A short position on live cattle was also a standout gainer as prices fell amid lower exports and increased supplies.  Some partially offsetting losses were experienced in the sector from the precious metal and grain markets.  Choppy price action for silver produced losses as the strategies failed to find successful trades.  Short positions on both corn and wheat produced losses as those prices rose amid a variety of more bullish news.  Additional gains were produced by foreign exchange positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the Canadian dollar, Norwegian krone, and Australian dollar (all versus the US dollar) were some of the most profitable trades during the month.  A renewed sell-off in the energy complex linked with softness in commodity prices overall, helped to drag these currencies lower benefitting the Fund's short positioning.  Interest rate positions also added to profits as trend strategies overwhelmed losses from non-trend following systems.  Long positioning on German and Japanese long-dated fixed income produced some of the best gains.  Buying seen in these markets was driven by safe haven demand amidst the slump in stock prices.  Stock index positioning added a small gain to monthly performance.  Shorter-term, faster reacting non-trend strategies experienced gains in the sector while trend following systems produced small losses.  Global growth concerns plus several bearish, high-profile stock-specific news items, weighed on equities throughout the month.

The Fund showed a loss in October as profits from stock index holdings were more than offset by losses from foreign exchange, interest rate, and commodity positions during the month. Foreign exchange positions from trend following strategies produced some of the largest losses for the portfolio during October.  The portfolio held a net long US dollar positioning during the month.  A weaker than expected September US employment report early in the month caused a US dollar sell-off for the first two weeks as expectations for a US Federal Reserve rate hike began to fade.  Long-term downtrends in many of the commodity currencies, such as the Australian and Canadian dollars, reversed which led to losses in those currencies.  Non-trend strategies produced some offsetting gains in the sector. Interest rate positions contributed small additional losses to the portfolio.  Dovish comments from the European Central Bank (ECB) head Mario Draghi and a more hawkish than expected statement from the US Federal Reserve were the biggest drivers of interest rate markets.  The portfolio experienced gains in Europe, but more than offsetting losses in the US, UK, and Asia from trend and non-trend systems alike. Commodity positions also detracted from the portfolio's monthly P&L.  Non-trend systems showed some strong gains that were offset by losses from trend strategies.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and near-record inventory levels pushed natural gas sharply lower.  Offsetting losses across the other commodity sub-sectors left the sector lower on the month overall. The best gains during the month came from long positioning on global stock indexes.  The sharp sell-off in global stocks from August and September was reversed during October.  Signs that the US Federal Reserve was not quite ready to raise interest rates linked with new stimulus from China and expected stimulus from the ECB pushed stock prices sharply higher which benefitted both trend following and non-trend strategies.

Commodities, foreign exchange and interest rate positions fueled Fund gains in November as stock index holdings provided some small offsetting losses during the month.  Commodity positions provided some of the best gains to the portfolio during November, with both trend following and non-trend systems contributing.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and record inventory levels pushed natural gas prices lower.  Short positioning on Brent and WTI also added to gains in the energy sub-sector as supplies remained abundant.  Short holdings on the industrial metals, namely copper, zinc, and nickel, also produced solid profits as a stronger US dollar, in addition to weak demand and plentiful supplies kept prices under downward pressure.  Other sector gains came from short positioning on corn and wheat as those prices fell amid steady harvest progress leading to expectations for abundant supplies.  Foreign exchange positions from both trend following and non-trend strategies produced additional profits.  A short holding on the euro versus the US dollar was one of the best performing trades.  Expectations of divergent monetary policies between Europe and the US put downward pressure on the euro.  The ECB is widely expected to provide additional easing measures in December, while the US Federal Reserve is broadly expected to increase interest rates during the same month.  A short position on the Polish zloty also added to profits.  The combination of potential ECB monetary policy easing, depressed energy prices, and the expected interest rate increase by the US Federal Reserve put pressure on the Emerging Market currencies.  Interest rate positions contributed small additional gains to the portfolio, driven by the non-trend strategies.  Some of the best opportunities were found in Germany, the United Kingdom, Italy, the United States, and Canada.  Some small losses during the month came from stock index positions, primarily from non-trend systems.  A short position on Australian SPI 200 was one of the worst trades in the sector.

The Fund showed a loss for December as losses came from interest rate and stock index holdings while foreign exchange and commodity positions provided some smaller offsetting gains during the month.  Interest rate positions provided some of the biggest losses to the portfolio during December, with both trend following and non-trend systems contributing.  Some of the largest losses came from the German 10-year and 5-year notes.  Long positioning on these, and other global interest rate markets, suffered when ECB president Mario Draghi disappointed markets early in the month.  Traders had widely expected Mr. Draghi to announce major new stimulus measures at the ECB's December meeting.  When he failed to live up to the high expectations, major bond markets saw a sharp reversal in trend leading to losses for the sector.  The non-trend systems had a particularly difficult time navigating the choppy price action that occurred after the disappointing ECB announcement.  Some additional losses during the month came from stock index positions, primarily from the trend systems.  Long positioning on global stock indexes, especially within Europe, were hurt by the underwhelming ECB stimulus announcement.  Many major European indexes finished December with losses greater than 5% for the month.  Foreign exchange positions from both trend following and non-trend strategies produced some offsetting profits.  One of the best performing holdings was a short position on the Canadian dollar versus the US dollar.  The Canadian currency is closely tied to the price of WTI and was dragged lower by the sell-off in the oil market.  Trend following and non-trend strategies each produced some small gains in the commodity sector.  Short positioning within the energy complex proved profitable as those markets remained under pressure amid high supply and anemic demand.  The unseasonably warm weather also weighed on those products used for home heating, such as gasoil.  Short positioning on the industrial metals, namely aluminum, zinc, and copper, produced some losses as oversold conditions led to a bounce in prices.

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

The Fund showed strong gains again in September led by profits in foreign exchange and commodity positions which were only partially offset by losses on interest rate and stock index holdings. The largest gains for September came from foreign exchange positions primarily within trend following strategies. Diverging central bank policy paths were a major FX driver during the month. The Bank of Japan and the European Central Bank are both focused on keeping interest rates low while the U.S. Federal Reserve is starting to hint at higher interest rates. The Fund was positioned short the Japanese yen and euro versus the U.S. dollar and benefitted from these sharply different policy paths. Commodity holdings from the trend strategies produced additional gains while non-trend positioning showed some offsetting losses during the month. Some of the best gains came from short positioning on corn and wheat, both of which made new multi-year lows during the month. Short positioning across the energy complex and precious metal markets proved profitable as a persistently stronger U.S. dollar helped to push those markets lower. Non-trend strategies struggled with the persistent downtrend in the grain complex and also saw losses in the precious and base metals. Interest rate holdings produced losses from both trend and non-trend strategies. Some of the largest losses were found on long positioning within the United States. Leading up to the mid-month FOMC meeting, U.S. interest rate products sold-off over concerns that the committee would shift their interest rate guidance to reflect a more hawkish view. Other losses were seen in stock index positions where trend following signals produced declines while non-trend signals produced some offsetting gains. Trend following strategies produced losses from long positioning on global stock indexes with the exception of Japan where a sharply weaker yen led the Nikkei index to solid gains. More nimble non-trend systems quickly initiated short positioning and benefited from the sell-off across Asia (ex-Japan) as the Chinese economic slowdown and unrest in Hong Kong near month-end pushed regional indexes sharply lower.

Interest rate and commodity gains led to a profitable October as profits from interest rate, commodity, and foreign exchange positions were somewhat offset by losses on stock index holdings.  The largest gains for October came from long global interest rate positions.  Global growth fears gripped markets early in the month and drove fixed income products higher.  Persistent economic weakness across Europe and Asia sparked concerns that the U.S. economic recovery could be negatively impacted.  Sharply falling energy prices also created concern over deflationary pressures which could keep U.S. interest rates lower for longer.  Central banks in Japan and Sweden enacted additional easing measures during the month to fight slow growth and deflationary forces.  Commodity positions, especially from the trend following strategies, were another source of profits during the month.  Short energy exposure was one of the best performing sub-sectors.  Abundant U.S. supplies linked with falling global demand pushed the energy complex lower.  Short positions on precious metals also added to gains as a stronger U.S. dollar and a dampening of geopolitical and Ebola fears caused a sell-off in gold and silver.  Grains were the worst performing commodity sub-sector during October.  Short positioning from the trend following strategies on corn and wheat was hurt by market short covering which pushed prices higher, reversing the recent multi-month downtrend.  Foreign exchange contributed small gains.  Long U.S. dollar positioning versus the Japanese yen and the euro proved profitable.  Diverging central bank policy paths created fresh opportunities for the strategies during October.  Stock index positioning, from both trend and non-trend strategies, experienced the largest offsetting losses during the month.  Global long holdings early in October suffered from the global stock sell-off.  Energy stocks led indexes lower as over-supply and a lack of global demand caused a rout in physical energy prices.  Stock index prices bounced during the second half of the month, but by then the strategies had reduced long positioning and were in a more defensive posture in equities overall.

Profits from all major sectors led to strong gains for November as the largest gains for November came from long global interest rate positions within the trend-following program.  Global central banks were again in focus as the European Central Bank head Draghi gave his strongest statements yet that the bank could begin a US-style quantitative easing program in the near future.  Additional stimulus is also expected from the Japanese central bank as they continue their long battle over slow growth and deflationary forces.  Commodity positions were another source of profits during the month.  Short energy exposure was the best performing sub-sector and dominated positive P&L within the sector overall.  Both trend following and non-trend following strategies contributed to the energy gains. The downtrend in prices within the crude complex continued during November.  The sell-off accelerated late in the month when OPEC announced that they would not cut production to address the sharply lower prices seen over the past several months.  The worst performing sub-sector was industrial metals where non-trend strategies showed most of the losses.  Long positioning on zinc and aluminum suffered as Chinese growth concerns linked with low global demand pushed the metals lower.  Foreign exchange contributed additional gains to the Fund.  Long US dollar positioning versus the Japanese yen proved profitable.  Falling Japanese inflation and some weaker than expected economic reports weakened the yen significantly versus the US dollar.  Stock index positioning, from both trend and non-trend strategies, proved profitable during the month.  Global long holdings rose as major central banks, namely within China, Europe, and Japan, continued to provide, or gave indications that they would provide, additional stimulus.

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2016, 2015 and 2014 and the trading gains/losses by market category for the years then ended.

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.60%	(11.29)%
Currencies	0.58%	(0.73)%
Interest Rates	0.22%	3.61%
Stock Indices	0.81%	1.02%
Aggregate/Total	1.43%	(7.39)%

*
- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
- Of the (14.68)% return for the year, approximately (7.39)% was due to trading losses (before commissions) and approximately (8.09)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.80% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of December 31, 2016.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Australian Dollar, British Pound, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Fund's internal control over financial reporting was effective.

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

Heidi L. Kaiser, born in 1975, joined Campbell & Company in May 2006 and is currently the Deputy General Counsel, Chief Compliance Officer, and Anti-Money Laundering Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, an SEC registered investment adviser, a wholly-owned subsidiary of Campbell & Company, and a registered commodity trading advisor. Ms. Kaiser also serves in this capacity for Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member, and served in this capacity for The Campbell Multi-Strategy Trust, a registered investment company, until May 2015.  Ms. Kaiser is involved in all aspects of legal affairs, compliance and regulatory oversight.  Ms. Kaiser oversees the Legal, Compliance, and Audit teams.  From April 2006 to August 2013, Ms. Kaiser was the Deputy General Counsel, Director of Compliance and Anti-Money Laundering Officer for Campbell & Company.  From November 1998 to April 2006, Ms. Kaiser was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Vice President and Counsel for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  While at DBSI, she represented the firm and its employees in securities litigation and NASD (n/k/a FINRA) and NYSE arbitrations.  Ms. Kaiser is a member of the Bar of the State of Maryland.  Ms. Kaiser became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective August 13, 2014 and August 12, 2014, respectively.

Joseph D. Kelly, born in 1970,  joined Campbell & Company in September 2016 as Managing Director of the Client Solutions Group of Campbell & Company, a registered commodity trading advisor, and its wholly owned subsidiary Campbell & Company Investment Adviser LLC, an SEC registered investment adviser, since October 2016. In this capacity, Mr. Kelly is responsible for overseeing the institutional sales and consultant relations efforts.  Prior to joining Campbell & Company, Mr. Kelly held leadership roles at several alternative asset management firms.  Previously, he served as the head of alternative strategies covering liquid and private markets for Russell Investments' Americas Institutional business.  From 2005 – 2010, Mr. Kelly was the head of global business development at Rotella Capital Management, a Seattle-based CTA, where he worked with diversified trend, short-term, and emerging manager strategies. Earlier in his career, Mr. Kelly worked for the Hull Group as a Senior Derivatives Trader and was also the founder and EVP of fintech firm, iOptions Group, LLC. Joe holds a B.A. in International Relations from University of Pennsylvania.  Mr. Kelly became listed as a Principal of Campbell & Company, LP and of Campbell & Company Investment Adviser LLC effective October 28, 2016 and November 4, 2016, respectively. Mr. Kelly became registered as an Associated Person and NFA Associated Member of Campbell & Company, LP effective October 28, 2016 and October 17, 2016, respectively. Additionally, Mr. Kelly became registered as an Associated Person and NFA Associated Member of Campbell & Company Investment Adviser LLC effective November 4, 2016.

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

John R. Radle, born in 1967, joined Campbell & Company in June 2005 and was appointed Director of Trading in October 2012 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, an SEC registered investment adviser, in June 2013. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010 and Manager - Equity & Rule-Based Execution from December 2010 to October 2012. Mr. Radle is a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Prior to joining Campbell, Mr. Radle worked as a position trader/market-maker for Wachovia Securities from 2003 to 2005 and he held the same role at Deutsche Bank Alex Brown from 1994 through 2003. Mr. Radle started his trading career on the buy-side in 1989 at mutual fund manager American Capital where he traded equities, options, and convertible bonds. Mr. Radle holds a BBA in Finance from Texas Christian University in Fort Worth, TX. He also holds an MBA from Johns Hopkins University in Baltimore, MD. Mr. Radle became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 6, 2013. Mr. Radle became registered as a NFA Associated Member and Associated Person effective November 5, 2007.

Darvin N. Sterner, born in 1971, joined Campbell & Company in 1999 and was appointed Director of Private Wealth Distribution in May 2013 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, an SEC registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company's private wealth sales distribution. Since March 2007, Mr. Sterner has served as Vice President - National Sales Manager. He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associated Member and Associated Person effective April 16, 2002 and May 17, 2002, respectively.

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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2016, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2016, Campbell & Company owned 234.340 Units of General Partnership Interest having a value of $559,798. Units of General Partnership will always be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, L.P.	234.340 Units	0.15% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2016 and 2015 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2016 and 2015 were $117,435 and $162,500, respectively.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2016 and 2015, (ii) Statements of Financial Condition December 31, 2016 and 2015, (iii) Statements of Operations For the Years Ended December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2016, 2015 and 2014, (vi) Financial Highlights For the Years Ended December 31, 2016, 2015 and 2014, (vii) Notes to Financial Statements.

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2017.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 29, 2017.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2016

CAMPBELL STRATEGIC ALLOCATION FUND, L.P
INDEX

PAGES

Report of Independent Registered Public Accounting Firm	49

Financial Statements

Condensed Schedules of Investments December 31, 2016 and 2015	50 - 53

Statements of Financial Condition December 31, 2016 and 2015	54

Statements of Operations For the Years Ended December 31, 2016, 2015 and 2014	55

Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014	56

Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2016, 2015 and 2014	57

Financial Highlights For the Years Ended December 31, 2016, 2015 and 2014	58

Notes to Financial Statements	59 - 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Strategic Allocation Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the "Fund"), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, cash flows, changes in partners' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2016 and 2015, the results of its operations, its cash flows, changes in its partners' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2017

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 CONDENSED SCHEDULE OF INVESTMENTS
 DECEMBER 31, 2016

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$10,427,066	2.77%
	Credit Cards	14,170,357	3.76%
	Equipment Loans	2,433,096	0.65%
	Utility Rate Reduction Bonds	219,728	0.06%
	Total Asset Backed Securities (cost $27,280,879)	27,250,247	7.24%

	Bank Deposits
	United States
	Financials	10,908,573	2.90%
	Total Bank Deposits (cost $10,902,138)	10,908,573	2.90%

	Commercial Paper
	United States
	Communications	12,379,777	3.29%
	Consumer Discretionary	26,198,780	6.96%
	Consumer Staples	2,919,692	0.77%
	Energy	8,232,187	2.19%
	Financials	28,265,886	7.50%
	Health Care	9,700,928	2.58%
	Technology	12,508,718	3.32%
	Utilities	26,182,763	6.95%
	Total Commercial Paper (cost $126,374,599)	126,388,731	33.56%

	Corporate Bonds
	United States
	Communications	12,835,604	3.41%
	Consumer Discretionary	24,982,372	6.63%
	Consumer Staples	1,611,401	0.43%
	Energy	3,440,000	0.91%
	Financials	68,213,206	18.11%
	Industrials	4,069,108	1.08%
	Technology	5,203,538	1.38%
	Total Corporate Bonds (cost $120,357,792)	120,355,229	31.95%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$7,825,000	U.S. Treasury Bills Due 01/19/2017*	7,823,584	2.08%
$7,922,500	U.S. Treasury Bills Due 01/26/2017*	7,920,416	2.10%
$7,700,000	U.S. Treasury Bills Due 02/02/2017*	7,697,328	2.04%
$21,500,000	U.S. Treasury Bills Due 02/23/2017*	21,485,810	5.70%
$6,100,000	U.S. Treasury Bills Due 03/09/2017*	6,094,809	1.62%
$9,470,000	U.S. Treasury Bills Due 03/16/2017*	9,460,625	2.51%
$23,472,500	U.S. Treasury Bills Due 03/23/2017*	23,447,079	6.23%
	Total Government And Agency Obligations (cost $83,928,449)	83,929,651	22.28%

	Total Fixed Income Securities ** (cost $368,843,857)	$368,832,431	97.93%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,301)	$2,301	0.00%

	Total Short Term Investments (cost $2,301)	$2,301	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 CONDENSED SCHEDULE OF INVESTMENTS
 DECEMBER 31, 2016

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(220,625)	(0.06)%
Energy	1,226,623	0.32%
Metals	(3,700,055)	(0.98)%
Stock indices	2,256,474	0.60%
Short-term interest rates	31,277	0.01%
Long-term interest rates	1,673,572	0.44%
Net unrealized gain (loss) on long futures contracts	1,267,266	0.33%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,172,631	0.31%
Metals	525,656	0.14%
Stock indices	(248,060)	(0.07)%
Short-term interest rates	(279,188)	(0.07)%
Long-term interest rates	(540,866)	(0.14)%
Net unrealized gain (loss) on short futures contracts	630,173	0.17%

Net unrealized gain (loss) on open futures contracts	$1,897,439	0.50%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(3,320,320)	(0.88)%
Various short forward currency contracts	6,351,986	1.68%
Net unrealized gain (loss) on open forward currency contracts	$3,031,666	0.80%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $56,077,722 deposited with the futures brokers and $27,851,929 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Equity in futures broker trading accounts
Cash	$22,788,659	$51,239,065
Restricted cash	0	5,107,473
Fixed income securities (cost $56,075,557 and $89,998,647, respectively)	56,077,722	89,991,900
Net unrealized gain (loss) on open futures contracts	1,897,439	(8,091,705)
Total equity in futures broker trading accounts	80,763,820	138,246,733

Cash and cash equivalents	627,303	644,164
Short term investments (cost $2,301 and $1,939, respectively)	2,301	1,939
Fixed income securities (cost $312,768,300 and $413,188,400, respectively)	312,754,709	412,835,257
Net unrealized gain (loss) on open forward currency contracts	3,031,666	1,430,552
Interest receivable	572,148	716,514
Total assets	$397,751,947	$553,875,159

LIABILITIES
Accounts payable	$311,891	$401,392
Brokerage fee payable	2,317,641	3,227,278
Accrued commissions and other trading fees on open contracts	42,406	95,209
Offering costs payable	87,768	130,828
Redemptions payable	18,345,797	4,557,645
Total liabilities	21,105,503	8,412,352

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 234.340 and 235.103 redeemable units outstanding at December 31, 2016 and December 31, 2015, respectively	559,798	658,220
Limited Partners - 157,435.256 and 194,593.327 redeemable units outstanding at December 31, 2016 and December 31, 2015, respectively	376,086,646	544,804,587
Total partners' capital (Net Asset Value)	376,646,444	545,462,807

Total liabilities and partners' capital (Net Asset Value)	$397,751,947	$553,875,159

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(44,859,201)	$8,064,703	$87,560,065
Change in unrealized	9,989,144	(25,556,045)	1,585,681
Brokerage commissions	(2,347,985)	(3,108,902)	(3,515,221)
Net gain (loss) from futures trading	(37,218,042)	(20,600,244)	85,630,525

Forward currency trading gains (losses)
Realized	(5,536,450)	32,474,560	48,874,368
Change in unrealized	1,601,114	(12,146,215)	9,962,940
Brokerage commissions	(150,935)	(231,090)	(221,887)
Net gain (loss) from forward currency trading	(4,086,271)	20,097,255	58,615,421

Total net trading gain (loss)	(41,304,313)	(502,989)	144,245,946

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	3,426,834	2,527,095	2,097,352
Realized gain (loss) on fixed income securities	56,108	25,691	8,776
Change in unrealized gain (loss) on fixed income securities	348,464	(385,194)	(388,152)
Total investment income	3,831,406	2,167,592	1,717,976

Expenses
Brokerage fee	33,665,203	44,538,157	44,356,653
Operating expenses	1,184,160	1,493,196	1,155,305

Total expenses	34,849,363	46,031,353	45,511,958

Net investment income (loss)	(31,017,957)	(43,863,761)	(43,793,982)

NET INCOME (LOSS)	$(72,322,270)	$(44,366,750)	$100,451,964

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$(397.20)	$(208.71)	$398.71

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(410.88)	$(222.65)	$461.28

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	182,079.450	212,574.520	251,943.822

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$(72,322,270)	$(44,366,750)	$100,451,964
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(11,938,722)	38,087,454	(11,160,469)
(Increase) decrease in restricted cash	5,107,473	(5,107,473)	0
(Increase) decrease in interest receivable	144,366	(272,509)	540,970
Increase (decrease) in accounts payable and accrued expenses	(1,051,941)	(781,916)	(256,113)
Purchases of investments	(5,323,635,527)	(8,308,799,690)	(12,769,700,361)
Sales/maturities of investments	5,457,978,355	8,387,099,245	12,856,536,261
Net cash from (for) operating activities	54,281,734	65,858,361	176,412,252

Cash flows from (for) financing activities
Redemption of units	(81,421,815)	(89,732,053)	(135,215,565)
Offering costs paid	(1,327,186)	(1,900,312)	(1,950,645)
Net cash from (for) financing activities	(82,749,001)	(91,632,365)	(137,166,210)

Net increase (decrease) in cash and cash equivalents	(28,467,267)	(25,774,004)	39,246,042

Unrestricted cash
Beginning of year	51,883,229	77,657,233	38,411,191

End of year	$23,415,962	$51,883,229	$77,657,233

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	$22,788,659	$51,239,065	$77,340,700
Cash and cash equivalents	627,303	644,164	316,533

Total end of year cash and cash equivalents	$23,415,962	$51,883,229	$77,657,233

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2013	1,106.508	$2,833,856	276,246.741	$707,491,381	277,353.249	$710,325,237

Net income (loss)		456,833		99,995,131		100,451,964
Redemptions	(516.721)	(1,500,000)	(53,010.589)	(130,806,681)	(53,527.310)	(132,306,681)
Offering costs		(8,140)		(1,979,918)		(1,988,058)
Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss)		(85,061)		(44,281,689)		(44,366,750)
Transfers in	0.000	0	12.403	34,725	12.403	34,725
Transfers out	(12.403)	(34,725)	0.000	0	(12.403)	(34,725)
Redemptions	(342.281)	(1,000,000)	(28,655.228)	(83,924,201)	(28,997.509)	(84,924,201)
Offering costs		(4,543)		(1,724,161)		(1,728,704)
Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807

Net income (loss)		(94,946)		(72,227,324)		(72,322,270)
Transfers in	0.000	0	0.763	1,822	0.763	1,822
Transfers out	(0.763)	(1,822)	0.000	0	(0.763)	(1,822)
Redemptions	0.000	0	(37,158.834)	(95,209,967)	(37,158.834)	(95,209,967)
Offering costs		(1,654)		(1,282,472)		(1,284,126)
Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444

Net Asset Value per General and Limited Partner Unit
December 31, 2016	December 31, 2015	December 31, 2014

$2,388.83	$2,799.71	$3,022.36

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.

	2016	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,799.71	$3,022.36	$2,561.08

Income (loss) from operations:
Total net trading gains (losses) (1)	(233.48)	(8.17)	642.99
Net investment income (loss) (1)	(170.35)	(206.35)	(173.82)

Total net income (loss) from operations	(403.83)	(214.52)	469.17

Offering costs (1)	(7.05)	(8.13)	(7.89)

Net asset value per unit at end of year	$2,388.83	$2,799.71	$3,022.36

Total Return	(14.68)%	(7.37)%	18.01%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	7.30%	7.31%	7.26%
Performance fee	0.00%	0.00%	0.00%

Total expenses	7.30%	7.31%	7.26%

Net investment income (loss) (2)	(6.50)%	(6.97)%	(6.99)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of transfers and redemptions.

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
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016 and 2015, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,301	$0	$0	$2,301
Fixed income securities	0	368,832,431	0	368,832,431
Other Financial Instruments
Exchange-traded futures contracts	1,897,439	0	0	1,897,439
Forward currency contracts	0	3,031,666	0	3,031,666
Total	$1,899,740	$371,864,097	$0	$373,763,837

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,939	$0	$0	$1,939
Fixed income securities	0	502,827,157	0	502,827,157
Other Financial Instruments
Exchange-traded futures contracts	(8,091,705)	0	0	(8,091,705)
Forward currency contracts	0	1,430,552	0	1,430,552
Total	$(8,089,766)	$504,257,709	$0	$496,167,943

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2016 and 2015.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

E.  Cash and Cash Equivalents

Cash and cash equivalents include cash and overnight money market investments at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2013 through 2016 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2016 and December 31, 2015, the Fund has the potential remaining reimbursement amount of approximately $37.4 million and $38.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $88,660 and $123,499, respectively. At December 31, 2016, and December 31, 2015, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $87,768 and $130,828, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

I.  Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Management has evaluated the amendment and does not anticipate a material impact on the Fund's financial statement disclosures.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for UBS were considered investment grade as of December 31, 2016, while RBS was rated investment grade by two of the three major rating agencies and rated at the top-tier of non-investment grade by the third rating agency. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% of average month-end Net Asset Value for the years ended December 31, 2016, 2015 and 2014.

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

Note 9.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on futures and forward contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2016 and 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2016 Fair Value	Liability Derivatives at December 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,621,318	$(1,669,312)	$952,006
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,294,666	(68,043)	1,226,623
Metal Contracts	Net unrealized gain (loss) on open futures contracts	589,912	(3,764,311)	(3,174,399)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,886,396	(1,877,982)	2,008,414
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	115,803	(363,714)	(247,911)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,843,389	(710,683)	1,132,706
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,412,229	(5,380,563)	3,031,666
Totals		$18,763,713	$(13,834,608)	$4,929,105
*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,502,717	$(1,909,086)	$593,631
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,249,322	(6,944,497)	(5,695,175)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,370,476	(3,754,126)	(2,383,650)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	560,183	(1,117,990)	(557,807)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	10,868	(450,693)	(439,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,590,634	(1,199,513)	391,121
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	31,083,991	(29,653,439)	1,430,552
Totals		$38,368,191	$(45,029,344)	$(6,661,153)
*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2016, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Year Ended December 31, 2016	Trading Gains / (Losses) for the Year Ended December 31, 2015	Trading Gains / (Losses) for the Year Ended December 31, 2014
Agriculture Contracts	$(13,356,428)	$(20,319,363)	$(2,200,448)
Energy Contracts	(28,402,841)	20,019,783	32,892,573
Metal Contracts	(13,161,193)	5,700,680	(10,916,860)
Stock Indices Contracts	2,224,293	(216,341)	(25,537,308)
Short-Term Interest Rate Contracts	(3,042,015)	(3,213,786)	(8,780,750)
Long-Term Interest Rate Contracts	20,940,454	(19,540,126)	103,697,054
Forward Currency Contracts	(3,935,336)	20,328,345	58,837,308
Total	$(38,733,066)	$2,759,192	$147,991,569

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Year Ended December 31, 2016	Trading Gains / (Losses) for the Year Ended December 31, 2015	Trading Gains / (Losses) for the Year Ended December 31, 2014
Futures trading gains (losses):
Realized **	$(44,786,874)	$7,986,892	$87,568,580
Change in unrealized	9,989,144	(25,556,045)	1,585,681
Forward currency trading gains (losses):
Realized	(5,536,450)	32,474,560	48,874,368
Change in unrealized	1,601,114	(12,146,215)	9,962,940
Total	$(38,733,066)	$2,759,192	$147,991,569
**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2016, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 51,500; 67,100 and 75,900, respectively, and the monthly average of notional value of forward currency contracts was $2,607,000,000; $3,705,000,000 and $5,298,000,000, respectively.

Open contracts generally mature within twelve months; as of December 31, 2016, the latest maturity date for open futures contracts is March 2018 and the latest maturity date for open forward currency contracts is March 2017. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2016 and 2015 was $83,929,651 and $143,007,124, respectively, which equals approximately 22% and 26% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2016 and 2015 was $138,161 and $207,883, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at December 31, 2016 and 2015 was restricted cash for margin requirements of $0 and $5,107,473, respectively, which equals approximately 0% and 1% of Net Asset Value, respectively.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,189,897	$(4,226,165)	$963,732
Futures contracts	Goldman Sachs	5,161,587	(4,227,880)	933,707
Total futures contracts		10,351,484	(8,454,045)	1,897,439
Forward currency contracts	UBS AG	4,206,734	(2,690,255)	1,516,479
Forward currency contracts	Royal Bank of Scotland	4,205,495	(2,690,308)	1,515,187
Total forward currency contracts		8,412,229	(5,380,563)	3,031,666
Total derivatives		$18,763,713	$(13,834,608)	$4,929,105

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$963,732	$0	$0	$963,732
Goldman Sachs	933,707	0	0	933,707
UBS AG	1,516,479	0	0	1,516,479
Royal Bank of Scotland	1,515,187	0	0	1,515,187
Total	$4,929,105	$0	$0	$4,929,105

Offsetting of Derivative Liabilities
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,226,165	$(4,226,165)	$0
Futures contracts	Goldman Sachs	4,227,880	(4,227,880)	0
Total futures contracts		8,454,045	(8,454,045)	0
Forward currency contracts	UBS AG	2,690,255	(2,690,255)	0
Forward currency contracts	Royal Bank of Scotland	2,690,308	(2,690,308)	0
Total forward currency contracts		5,380,563	(5,380,563)	0
Total derivatives		$13,834,608	$(13,834,608)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
As of December, 2015
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
DECEMBER 31, 2016

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