Form 10-Q
period 2017-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2017-05-12
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______________  to _____________

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
Yes ☑No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑No ☐
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
Yes ☐No ☑

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2017 (Unaudited)
FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$9,614,621	2.90%
	Credit Cards	10,393,750	3.14%
	Equipment Loans	1,574,100	0.48%
	Utility Rate Reduction Bonds	219,764	0.07%
	Total Asset Backed Securities (cost $21,823,096)	21,802,235	6.59%

	Bank Deposits
	United States
	Financials	2,430,937	0.73%
	Total Bank Deposits (cost $2,429,787)	2,430,937	0.73%

	Commercial Paper
	Ireland
	Financials (cost $2,698,750)	2,698,245	0.81%
	United States
	Communications	2,614,744	0.79%
	Consumer Discretionary	9,978,645	3.02%
	Energy	10,536,264	3.18%
	Financials	5,132,558	1.55%
	Health Care	4,499,757	1.36%
	Industrials	8,198,570	2.48%
	Technology	15,602,780	4.71%
	Utilities	27,061,665	8.17%
	Total United States (cost $83,625,710)	83,624,983	25.26%
	Total Commercial Paper (cost $86,324,460)	86,323,228	26.07%

	Corporate Bonds
	United Kingdom
	Energy (cost $2,265,743)	2,266,378	0.68%
	United States
	Communications	15,056,317	4.55%
	Consumer Discretionary	26,652,530	8.05%
	Consumer Staples	1,614,501	0.49%
	Energy	1,321,130	0.40%
	Financials	58,785,054	17.75%
	Industrials	3,729,625	1.13%
	Technology	5,203,992	1.57%
	Total United States (cost $112,255,297)	112,363,149	33.94%
	Total Corporate Bonds (cost $114,521,040)	114,629,527	34.62%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$11,375,000	U.S. Treasury Bills Due 04/20/2017*	11,371,121	3.43%
$7,922,500	U.S. Treasury Bills Due 04/27/2017*	7,918,729	2.39%
$7,700,000	U.S. Treasury Bills Due 05/04/2017*	7,695,503	2.32%
$21,500,000	U.S. Treasury Bills Due 05/25/2017*	21,478,178	6.49%
$29,692,500	U.S. Treasury Bills Due 06/15/2017*	29,649,386	8.96%
$15,870,000	U.S. Treasury Bills Due 06/29/2017*	15,841,577	4.79%
	Total Government And Agency Obligations (cost $93,960,738)	93,954,494	28.38%
	Total Fixed Income Securities ** (cost $319,059,121)	$319,140,421	96.39%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $6,946)	$6,946	0.00%
	Total Short Term Investments (cost $6,946)	$6,946	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2017 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$49,695	0.01%
Energy	(8,012)	0.00%
Metals	(1,163,609)	(0.35)%
Stock indices	3,087,631	0.93%
Short-term interest rates	(3,593)	0.00%
Long-term interest rates	827,497	0.25%
Net unrealized gain (loss) on long futures contracts	2,789,609	0.84%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,626,844	0.79%
Energy	(799,582)	(0.24)%
Metals	(169,081)	(0.05)%
Stock indices	(109,191)	(0.03)%
Short-term interest rates	(822,670)	(0.25)%
Long-term interest rates	(400,205)	(0.12)%
Net unrealized gain (loss) on short futures contracts	326,115	0.10%

Net unrealized gain (loss) on open futures contracts	$3,115,724	0.94%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$1,712,328	0.52%
Various short forward currency contracts	(6,160,373)	(1.86)%
Net unrealized gain (loss) on open forward currency contracts	$(4,448,045)	(1.34)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $63,099,661 deposited with the futures brokers and $30,854,833 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Unaudited)

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
DECEMBER 31, 2016 (Unaudited)

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2017 AND DECEMBER 31, 2016 (Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Equity in futures broker trading accounts
Cash	$25,048,479	$22,788,659
Fixed income securities (cost $63,105,592 and $56,075,557, respectively)	63,099,661	56,077,722
Net unrealized gain (loss) on open futures contracts	3,115,724	1,897,439
Total equity in futures broker trading accounts	91,263,864	80,763,820

Cash and cash equivalents	7,794,104	627,303
Short term investments (cost $6,946 and $2,301, respectively)	6,946	2,301
Fixed income securities (cost $255,953,529 and $312,768,300, respectively)	256,040,760	312,754,709
Net unrealized gain (loss) on open forward currency contracts	(4,448,045)	3,031,666
Interest receivable	373,146	572,148
Total assets	$351,030,775	$397,751,947

LIABILITIES
Accounts payable	$180,695	$311,891
Brokerage fee payable	2,045,793	2,317,641
Accrued commissions and other trading fees on open contracts	52,696	42,406
Offering costs payable	89,975	87,768
Redemptions payable	17,564,452	18,345,797
Total liabilities	19,933,611	21,105,503
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 234.340 redeemable units outstanding at March 31, 2017 and December 31, 2016	552,246	559,798
Limited Partners - 140,263.510 and 157,435.256 redeemable units outstanding at March 31, 2017 and December 31, 2016	330,544,918	376,086,646
Total partners’ capital (Net Asset Value)	331,097,164	376,646,444
Total liabilities and partners’ capital (Net Asset Value)	$351,030,775	$397,751,947

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
TRADING GAINS (LOSSES)	2017	2016
Futures trading gains (losses)
Realized	$10,202,424	$(17,859,907)
Change in unrealized	1,218,285	15,523,559
Brokerage commissions	(401,637)	(622,083)
Net gain (loss) from futures trading	11,019,072	(2,958,431)

Forward currency trading gains (losses)
Realized	(2,735,426)	8,446,924
Change in unrealized	(7,479,711)	(1,379,242)
Brokerage commissions	(17,298)	(41,563)
Net gain (loss) from forward currency trading	(10,232,435)	7,026,119
Total net trading gain (loss)	786,637	4,067,688
NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	848,053	802,502
Realized gain (loss) on fixed income securities	10,908	0
Change in unrealized gain (loss) on fixed income securities	92,726	375,338
Total investment income	951,687	1,177,840
Expenses
Brokerage fee	6,336,700	9,631,317
Operating expenses	243,414	291,602
Total expenses	6,580,114	9,922,919
Net investment income (loss)	(5,628,427)	(8,745,079)
NET INCOME (LOSS)	$(4,841,790)	$(4,677,391)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(31.72)	$(24.29)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(32.23)	$(28.05)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	152,663.449	192,556.310

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(4,841,790)	$(4,677,391)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	6,168,700	(14,519,655)
(Increase) decrease in restricted cash	0	5,107,473
(Increase) decrease in interest receivable	199,002	391,859
Increase (decrease) in accounts payable and accrued expenses	(392,754)	(315,823)
Purchases of investments	(957,119,852)	(1,492,231,536)
Sales/maturities of investments	1,006,899,943	1,502,230,888
Net cash from (for) operating activities	50,913,249	(4,014,185)

Cash flows from (for) financing activities
Redemption of units	(41,238,440)	(17,163,328)
Offering costs paid	(248,188)	(343,750)
Net cash from (for) financing activities	(41,486,628)	(17,507,078)

Net increase (decrease) in cash and cash equivalents	9,426,621	(21,521,263)

Unrestricted cash
Beginning of period	23,415,962	51,883,229

End of period	$32,842,583	$30,361,966
End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$25,048,479	$30,101,535
Cash and cash equivalents	7,794,104	260,431
Total end of period cash and cash equivalents	$32,842,583	$30,361,966

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2017

Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444
Net income (loss) for the three months ended March 31, 2017		(7,166)		(4,834,624)		(4,841,790)
Redemptions	0.000	0	(17,171.746)	(40,457,095)	(17,171.746)	(40,457,095)
Offering costs		(386)		(250,009)		(250,395)
Balances at March 31, 2017	234.340	$552,246	140,263.510	$330,544,918	140,497.850	$331,097,164

Three Months Ended March 31, 2016

Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807
Net income (loss) for the three months ended March 31, 2016		(6,185)		(4,671,206)		(4,677,391)
Redemptions	0.000	0	(6,073.165)	(17,285,126)	(6,073.165)	(17,285,126)
Offering costs		(409)		(334,120)		(334,529)
Balances at March 31, 2016	235.103	$651,626	188,520.162	$522,514,135	188,755.265	$523,165,761

Net Asset Value per General and Limited Partner Unit

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
$2,356.60	$2,388.83	$2,771.66	$2,799.71

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,388.83	$2,799.71

Income (loss) from operations:
Total net trading gains (losses) (1)	6.28	19.11
Net investment income (loss) (1)	(36.87)	(45.42)
Total net income (loss) from operations	(30.59)	(26.31)
Offering costs (1)	(1.64)	(1.74)
Net asset value per unit at end of period	$2,356.60	$2,771.66
Total Return (3)	(1.35)%	(1.00)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.34%	7.30%
Performance fee (3)	0.00%	0.00%
Total expenses	7.34%	7.30%
Net investment income (loss) (2),(4)	(6.28)%	(6.44)%

Total returns are calculated based on the cahnge in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of transfers and redemptions.

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
MARCH 31, 2017 (Unaudited)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the “Fund”) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts and forward currency contracts.

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There was no change in trading, operations, or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

B. Regulation

As a registrant with the Securities and Exchange Commission (the “SEC”), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to January 6, 2012, the Fund was also subject to the regulatory requirements under the Securities Act of 1933. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the “futures brokers”) and interbank market makers through which the Fund trades.

C. Method of Reporting

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

The Fund meets the definition of an investment company according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946-10, Financial Services – Investment Companies.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210- 20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
D. Fair Value

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund’s exchange-traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2017 and December 31, 2016, and for the periods ended March 31, 2017 and 2016, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value at March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$6,946	$0	$0	$6,946
Fixed income securities	0	319,140,421	0	319,140,421
Other Financial Instruments
Exchange-traded futures contracts	3,115,724	0	0	3,115,724
Forward currency contracts	0	(4,448,045)	0	(4,448,045)
Total	$3,122,670	$314,692,376	$0	$317,815,046

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,301	$0	$0	$2,301
Fixed income securities	0	368,832,431	0	368,832,431
Other Financial Instruments
Exchange-traded futures contracts	1,897,439	0	0	1,897,439
Forward currency contracts	0	3,031,666	0	3,031,666
Total	$1,899,740	$371,864,097	$0	$373,763,837

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2017 or the year ended December 31, 2016.

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

G. Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2017 and December 31, 2016, the Fund has the potential remaining reimbursement amount of approximately $37.1 million and $37.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2017 and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $89,975 and $88,660, respectively. At March 31, 2017, and December 31, 2016, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $89,975 and $87,768, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

H. Foreign Currency Transactions

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

I. Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Management has evaluated the amendment and does not anticipate a material impact on the Fund’s financial statement disclosures.

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
MARCH 31, 2017 (Unaudited)
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

Campbell & Company is also paid a quarterly performance fee of 20% of the Fund’s aggregate cumulative appreciation in the Net Asset Value per unit, exclusive of appreciation attributable to interest income. More specifically, the performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark) adjusting for investment income. In determining the brokerage and performance fees (the “fees”), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Fund’s bank, futures brokers or cash management accounts.

Note 3. ADMINISTRATOR

Northern Trust Hedge Fund Services LLC serves as the Administrator of the Fund. The Administrator receives fees at rates agreed upon between the Fund and the Administrator and is entitled to reimbursement of certain actual out-of- pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services.

Note 4. CASH MANAGER AND CUSTODIAN

PNC Capital Advisors, LLC serves as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. PNC Capital Advisors, LLC is registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

The Fund opened a custodial account at the Northern Trust Company (the “custodian”) and has granted the cash manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund’s custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

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

Note 6. DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC (“RBS”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for UBS were considered investment grade as of March 31, 2017, while RBS was rated investment grade by two of the three major rating agencies and rated at the top-tier of non-investment grade by the third rating agency. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7. OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2017 and 2016.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

Note 9. TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on futures and forward contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2017 and December 31, 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2017 Fair Value	Liability Derivatives at March 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,224,408	$(547,869)	$2,676,539
Energy Contracts	Net unrealized gain (loss) on open futures contracts	7,288	(814,882)	(807,594)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,015,836	(3,348,526)	(1,332,690)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	4,769,637	(1,791,197)	2,978,440
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,547	(830,810)	(826,263)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,114,232	(686,940)	427,292
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	7,235,944	(11,683,989)	(4,448,045)
Totals		$18,371,892	$(19,704,213)	$(1,332,321)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2016 Fair Value	Liability Derivatives at December 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,621,318	$(1,669,312)	$952,006
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,294,666	(68,043)	1,226,623
Metal Contracts	Net unrealized gain (loss) on open futures contracts	589,912	(3,764,311)	(3,174,399)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,886,396	(1,877,982)	2,008,414
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	115,803	(363,714)	(247,911)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,843,389	(710,683)	1,132,706
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,412,229	(5,380,563)	3,031,666
Totals		$18,763,713	$(13,834,608)	$4,929,105

*	Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2017	Trading Gains/(Losses) for the Three Months Ended March 31, 2016
Agriculture Contracts	$(5,660,192)	$(7,736,363)
Energy Contracts	(7,702,749)	3,093,450
Metal Contracts	4,579,272	(7,673,719)
Stock Indices Contracts	26,836,141	(5,052,411)
Short-Term Interest Rate Contracts	(1,132,088)	583,807
Long-Term Interest Rate Contracts	(5,539,196)	14,354,366
Forward Currency Contracts	(10,215,137)	7,067,682
Total	$1,166,051	$4,636,812

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2017	Trading Gains/(Losses) for the Three Months Ended March 31, 2016
Futures trading gains (losses):
Realized **	$10,162,903	$(17,954,429)
Change in unrealized	1,218,285	15,523,559
Forward currency trading gains (losses):
Realized	(2,735,426)	8,446,924
Change in unrealized	(7,479,711)	(1,379,242)
Total	$1,166,051	$4,636,812

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)

For the three months ended March 31, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 33,100 and 53,500, respectively, and the monthly average of notional value of forward currency contracts was $1,383,400,000 and $3,048,500,000, respectively.

Open contracts generally mature within twelve months; as of March 31, 2017, the latest maturity date for open futures contracts is June 2018 and the latest maturity date for open forward currency contracts is June 2017. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

Credit Risk

The Fund trades futures contracts on exchanges that require margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2017 and December 31, 2016 was $93,954,494 and $83,929,651, respectively, which equals approximately 28% and 22% of Net Asset Value, respectively. The cash deposited with the interbank market makers at March 31, 2017 and December 31, 2016 was $172,089 and $138,161, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash as of March 31, 2017 or December 31, 2016.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
Offsetting of Derivative Assets
As of March 31, 2017
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,535,874	$(4,017,654)	$1,518,220
Futures contracts	Goldman Sachs	5,600,074	(4,002,570)	1,597,504
Total futures contracts		11,135,948	(8,020,224)	3,115,724
Forward currency contracts	UBS AG	3,617,972	(3,617,972)	0
Forward currency contracts	Royal Bank of Scotland	3,617,972	(3,617,972)	0
Total forward currency contracts		7,235,944	(7,235,944)	0
Total derivatives		$18,371,892	$(15,256,168)	$3,115,724

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,518,220	$0	$0	1,518,220
Goldman Sachs	1,597,504	0	0	1,597,504
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$3,115,724	$0	$0	3,115,724

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
Offsetting of Derivative Liabilities
As of March 31, 2017
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,017,654	$(4,017,654)	$0
Futures contracts	Goldman Sachs	4,002,570	(4,002,570)	0
Total futures contracts		8,020,224	(8,020,224)	0
Forward currency contracts	UBS AG	5,841,994	(3,617,972)	2,224,022
Forward currency contracts	Royal Bank of Scotland	5,841,995	(3,617,972)	2,224,023
Total forward currency contracts		11,683,989	(7,235,944)	4,448,045
Total derivatives		$19,704,213	$(15,256,168)	$4,448,045

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	2,224,022	(2,224,022	)*	0	0
Royal Bank of Scotland	2,224,023	(2,224,023	)*	0	0
Total	$4,448,045	$(4,448,045)		$0	$0

* Represents a portion of the $30,854,833 fair value in the U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,189,897	$(4,226,165)	$963,732
Futures contracts	Goldman Sachs	5,161,587	(4,227,880)	933,707
Total futures contracts		10,351,484	(8,454,045)	1,897,439
Forward currency contracts	UBS AG	4,206,734	(2,690,255)	1,516,479
Forward currency contracts	Royal Bank of Scotland	4,205,495	(2,690,308)	1,515,187
Total forward currency contracts		8,412,229	(5,380,563)	3,031,666
Total derivatives		$18,763,713	$(13,834,608)	$4,929,105

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Recieved	Net Amount
UBS Securities LLC	$963,732	$0	$0	963,732
Goldman Sachs	933,707	0	0	933,707
UBS AG	1,516,479	0	0	1,516,479
Royal Bank of Scotland	1,515,187	0	0	1,515,187
Total	$4,929,105	$0	$0	4,929,105

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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
MARCH 31, 2017 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2017 and December 31, 2016, the Statements of Operations and Financial Highlights for the three months ended March 31, 2017 and 2016, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2017 and December 31, 2016, the results of operations and financial highlights for the three months ended March 31, 2017 and 2016, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2017 and 2016.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund’s assets are deposited with over- the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund’s assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment- grade, asset backed securities.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the- counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

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

Results of Operations

The returns for the three months ended March 31, 2017 and 2016 were (1.35)% and (1.00)%, respectively. During the three months ended March 31, 2017 and 2016, the Fund accrued brokerage fees in the amount of $6,336,700 and $9,631,317, respectively, and paid brokerage fees in the amount of $6,608,548 and $9,761,431, respectively. No performance fees were accrued or paid during these periods.

2017 (For the Three Months Ended March 31)

Of the (1.35)% year to date return, approximately 0.40% was due to trading gains (before commissions) and approximately 0.27% due to investment income, offset by approximately (2.02)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.40% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.43)%
Currencies	(2.77)
Interest Rates	(1.85)
Stock Indices	7.45
0.40%

FX and commodity losses offset gains in stock indexes and led to a down January as losses came from foreign exchange, commodity, and interest rate positions while stock index holdings produced some partially offsetting gains. Foreign exchange (FX) produced some of the largest losses during the month. Positioning within FX was broadly long the US dollar versus most other major currencies. Following the election of Donald Trump, the US dollar strengthened and our trading systems generally aligned positioning with that momentum. However, January saw a reversal of this trend as investors pared back their bullish bets on the greenback amid worries that President Trump was focusing more on protectionism than on pro-growth economic policies. Our FX holdings suffered as a result of this broad reversal in the US dollar. Commodity holdings added to the January losses. Within the energy sub-sector, long positioning on gasoline produced losses amid bearish inventory data. Short soybean holdings, part of the grains sub- sector, experienced losses due to a weakening US dollar and flood conditions in Argentina. In the softs sub-sector, a short on coffee saw losses due to a stronger Brazilian real and a downgrade to Brazil’s output forecast. Some partially offsetting gains came from the industrial metals sub-sector. Long positioning on zinc, copper, and aluminum all saw gains amid a combination of bullish fundamentals, especially from China, and some supply disruptions. Interest rate holdings also produced losses. Long holdings on the German 10-year note saw declines as bond prices fell amid rising inflation in the Eurozone. Inflation reached a 4-year high and approached the ECB’s stated 2% target. Stock index holdings contributed some offsetting gains. Long holdings across our universe of global stock indexes benefited from a continuation of the rally that started with the election of Trump and his expected reflationary policies. Concerns over President Trump’s Executive Order limiting some immigration into the US capped gains late in the month as some investors became unnerved by the action.

Gains in stock indexes, FX, and interest rates led to a profitable February as profits came from stock indexes, foreign exchange, and interest rate positions while commodity holdings produced some partially offsetting losses for the Fund. Stock index holdings contributed some of the strongest gains to the Fund. Long holdings across the Fund’s universe of global stock indexes benefited from generally better than expected economic data. The Bloomberg US indicator of economic surprises reached its strongest level since 2012. Solid fourth quarter 2016 corporate earnings reports also helped to fuel the rally, along with a steadily improving US labor market. Stock markets continued to look past the new Trump administration’s lack of policy implementation details and focused more on the potential benefits that tax reform, deregulation, and infrastructure spending might provide to global economies. Foreign exchange (FX) produced some additional gains as the Fund’s models took advantage of the mixed performance among the developed and emerging FX markets. Long positioning on higher-yielding currencies, such as the South African rand which rallied over 3% in February, proved profitable. A short position on the euro also showed a gain when it weakened on the back of French election concerns in the EU. Interest rate holdings also produced profits. Long positioning on longer-dated instruments within Germany provided some of the best gains. German 5-year and 10-year notes both rallied on a flight to quality move as investors grew more concerned about the spring French Presidential election. Marine Le Pen, the head of the far-right French Front National Party who has threatened to try to pull France out of the EU if elected, rose in the polls during the month. Commodity holdings modestly detracted from the February gains for the Fund. Profits from precious metals (mostly from silver) and industrial metals (mostly from aluminum) were more than offset by losses in the other sub-sectors. Grains were one of the worst performing sub-sectors as a short position on wheat suffered as the market rose to a 7-month high amid tight global ending stock projections.

Mixed performance across the asset classes traded led to a down March as losses came from interest rate, foreign exchange, and commodity positions while stock index holdings produced some partially offsetting gains. Interest rate holdings produced some of the largest losses during the month. Long positioning on instruments within Germany sold off on higher EU inflation readings and as investors grew more comfortable that anti-EU political populism in France and the Netherlands was stalling. Short positioning within the US was hurt when fixed income instruments reversed the recent downtrend mid-month amid a less hawkish Federal Open Market Committee ("FOMC") message communicated after their decision to hike interest rates on March 15th. Foreign exchange produced some additional losses as our models failed to successfully navigate a choppy month of price action for the US dollar. For example, long positioning on the New Zealand dollar (kiwi) suffered early in the month as that currency weakened against the US dollar leading up to the mid-month FOMC meeting which was widely expected to be hawkish. Our models then flipped to short the kiwi only to see the currency begin to strengthen when the US dollar sold off on the more dovish than expected message delivered by the Federal Reserve. Commodity holdings modestly detracted from the Fund during March. Some of the largest monthly losses came from the energy, precious metal, industrial metal, and meat sub-sectors. Partially offsetting gains were found in the soft commodity and grain sub-sectors, with some of the best profits coming from sugar and wheat. Stock index holdings contributed the strongest profits to the Fund during the month. Some of the best gains were found via long positions on European stock indexes which benefited from the ongoing global reflation trade and dampening concerns around anti-EU political populism in the region. Our models also saw success in Asia as long positioning within Australia, Hong Kong, and Taiwan proved profitable as ongoing improvements in the Chinese economy, linked with enduring hopes for US tax reform and infrastructure spending, supported shares around the globe.

2016 (For the Three Months Ended March 31)

Of the (1.00)% year to date return, approximately 0.79% was due to trading gains (before commissions) and approximately 0.22% was due to investment income, offset by approximately (2.01)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.79% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.27)%
Currencies	1.29
Interest Rates	2.71
Stock Indices	(0.94)
0.79%

The Fund showed a gain during January as profits came from foreign exchange, interest rate, and commodity holdings while stock indexes provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains. Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex. Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called “BREXIT”). Interest rate positions provided additional gains to the Fund during January, particularly from the non-trend systems. Long positioning on both long-dated and short-dated instruments experienced profits. The sharp sell-off in global stock indexes fueled safe-haven buying in interest rate products. In addition, ongoing dovish commentary from global central banks added to the upward price pressure. In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative interest rate policy that fueled additional buying of global interest rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing. Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains. Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane. Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China. A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indexes showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.

Gains in February came from interest rate, commodity, and stock index holdings while foreign exchange positions provided some offsetting losses during the month. Interest rate positions provided some of the best gains to the Fund during February, particularly from the non-trend systems. Long positioning on long-dated instruments experienced profits, while short-dated products saw small losses. The best sector gains were found within Germany and the UK. Concerns about European bank stocks were a major contributor to the risk-off sentiment during February which provided a tailwind to interest rate markets in the region. Anxieties over a possible UK exit from the European Union also drove safe-haven buying. Additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing. Shorts within the energy complex, namely on natural gas, produced some of the best gains. Natural gas prices fell to a 17-year low amid milder temperatures and abundant production. Short positioning on the grains, especially corn and wheat, benefitted when prices dropped due to weaker export sales and healthy global supplies. Short positions on gold and silver produced some offsetting sector losses as the risk-off environment produced safe-haven buying of those metals. Stock index holdings showed a very small gain. A short position on the Hang Seng index in Hong Kong was one of the best performing trades as that index fell amid ongoing concerns over the health of the Chinese economy. Foreign exchange positions from both trend following and non-trend strategies produced losses for the Fund. February saw some very choppy price action within the various currency pairs making for a difficult trading environment. The Fund was short the Japanese yen versus the US dollar and experienced losses when the yen strengthened despite the Bank of Japan’s recent negative interest rate policy announcement. Trend following systems saw some offsetting gains from a short on the British pound as BREXIT concerns drove the currency to new multi-year lows.

March showed losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non- trend systems provided some of the biggest losses during March. Short positioning across the petroleum complex suffered when those markets moved higher in response to an Organization of the Petroleum Exporting Countries ("OPEC") announcement that the organization had scheduled a mid-April meeting to discuss output levels. Natural gas shorts hurt the Fund as well as that product rallied amid larger than expected inventory draws. Short holdings on the grain markets also led to losses with soybeans being one of the worst performers. Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher. Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses. Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies. A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L. Price action during March was very choppy making it difficult for some systems to find and hold profitable trades. The first half of the month saw fixed income prices chop lower as stock prices moved higher. The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact. Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. The Fund   held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month- end.

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

The Fund’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund’s VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2017 and December 31, 2016 and the trading gains/losses by market category for the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.56%	(2.43)%
Currencies	0.58%	(2.77)%
Interest Rates	0.26%	(1.85)%
Stock Indices	1.04%	7.45%
Aggregate/Total	1.54%	0.40%

*
- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
- Of the (1.35)% year to date return, approximately 0.40% was due to trading gains (before commissions) and approximately 0.27% due to investment income, offset by approximately (2.02)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2017, by market sector.

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

Agricultural

The Fund’s agricultural exposure is to the fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar, and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of March 31, 2017.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian Dollar, British Pound, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

U.S. Treasury Bill Positions for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to- market losses on the Fund’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Item 4. Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d- 15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (1)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (2)

10.02	Global Institutional Master Custody Agreement (1)

31.01	Certification of G William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2017 and December 31, 2016, (ii) Statements of Financial Condition March 31, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months Ended March 31, 2017 and 2016, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2017 and 2016, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2017 and 2016, (vi) Financial Highlights For the Three Months Ended March 31, 2017 and 2016, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 12, 2017	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2017 and December 31, 2016, (ii) Statements of Financial Condition March 31, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months Ended March 31, 2017 and 2016, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2017 and 2016, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2017 and 2016, (vi) Financial Highlights For the Three Months Ended March 31, 2017 and 2016, (vii) Notes to Financial Statements.