Form 10-Q
period 2017-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2017-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_______________ to _____________

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
Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☑

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2017 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$7,956,572	2.70%
	Credit Cards	10,206,838	3.46%
	Equipment Loans	995,572	0.34%
	Total Asset Backed Securities (cost $19,176,678)	19,158,982	6.50%

	Bank Deposits
	United States
	Financials	3,886,041	1.32%
	Total Bank Deposits (cost $3,886,012)	3,886,041	1.32%

	Commercial Paper
	United States
	Communications	3,398,347	1.15%
	Consumer Discretionary	14,049,972	4.76%
	Consumer Staples	11,111,468	3.77%
	Energy	7,421,961	2.52%
	Financials	2,403,591	0.82%
	Industrials	12,708,606	4.31%
	Utilities	20,478,016	6.94%
	Total Commercial Paper (cost $71,574,972)	71,571,961	24.27%

	Corporate Bonds
	United Kingdom
	Energy	2,263,273	0.77%
	Financials	1,255,774	0.42%
	Total United Kingdom (cost $3,521,294)	3,519,047	1.19%
	United States
	Communications	21,389,965	7.25%
	Consumer Discretionary	12,789,467	4.34%
	Consumer Staples	1,612,129	0.55%
	Energy	1,323,612	0.45%
	Financials	57,949,811	19.65%
	Industrials	3,694,329	1.25%
	Technology	1,298,177	0.44%
	Total United States (cost $99,953,474)	100,057,490	33.93%
	Total Corporate Bonds (cost $103,474,768)	103,576,537	35.12%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$20,697,500	U.S. Treasury Bills Due 07/27/2017*	20,686,261	7.01%
$29,200,000	U.S. Treasury Bills Due 08/24/2017*	29,161,836	9.89%
$30,332,500	U.S. Treasury Bills Due 09/14/2017*	30,274,535	10.27%
$13,195,000	U.S. Treasury Bills Due 09/28/2017*	13,162,949	4.46%
	Total Government And Agency Obligations (cost $93,280,663)	93,285,581	31.63%
	Total Fixed Income Securities ** (cost $291,393,093)	$291,479,102	98.84%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $3,100)	$3,100	0.00%
	Total Short Term Investments (cost $3,100)	$3,100	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2017 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(403,288)	(0.14)%
Metals	2,166,625	0.74%
Stock indices	(3,889,510)	(1.32)%
Short-term interest rates	(614,564)	(0.21)%
Long-term interest rates	(7,478,856)	(2.54)%
Net unrealized gain (loss) on long futures contracts	(10,219,593)	(3.47)%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	(2,062,710)	(0.70)%
Energy	(1,566,995)	(0.53)%
Metals	(724,416)	(0.24)%
Stock indices	(63,720)	(0.02)%
Short-term interest rates	124,172	0.04%
Long-term interest rates	208,047	0.07%
Net unrealized gain (loss) on short futures contracts	(4,085,622)	(1.38)%
Net unrealized gain (loss) on open futures contracts	$(14,305,215)	(4.85)%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$6,823,317	2.32%
Various short forward currency contracts	(7,689,464)	(2.61)%
Net unrealized gain (loss) on open forward currency contracts	$(866,147)	(0.29)%

*	Pledged as collateral for the trading of futures and forward positions.

**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $62,880,502 deposited with the futures brokers and $30,405,079 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2017 AND DECEMBER 31, 2016 (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Equity in futures broker trading accounts
Cash	$5,525,462	$22,788,659
Restricted cash	15,566,029	0
Fixed income securities (cost $62,876,734 and $56,075,557, respectively)	62,880,502	56,077,722
Net unrealized gain (loss) on open futures contracts	(14,305,215)	1,897,439
Total equity in futures broker trading accounts	69,666,778	80,763,820
Cash and cash equivalents	3,972,957	627,303
Short term investments (cost $3,100 and $2,301, respectively)	3,100	2,301
Fixed income securities (cost $228,516,359 and $312,768,300, respectively)	228,598,600	312,754,709
Net unrealized gain (loss) on open forward currency contracts	(866,147)	3,031,666
Interest receivable	584,083	572,148
Total assets	$301,959,371	$397,751,947

LIABILITIES
Accounts payable	$213,029	$311,891
Brokerage fee payable	1,759,376	2,317,641
Accrued commissions and other trading fees on open contracts	49,820	42,406
Offering costs payable	89,262	87,768
Redemptions payable	4,959,135	18,345,797
Total liabilities	7,070,622	21,105,503
PARTNERS' CAPITAL (Net Asset Value)
General Partner - 234.340 redeemable units outstanding at June 30, 2017 and December 31, 2016	523,152	559,798
Limited Partners - 131,857.555 and 157,435.256 redeemable units outstanding at June 30, 2017 and December 31, 2016	294,365,597	376,086,646
Total partners' capital (Net Asset Value)	294,888,749	376,646,444
Total liabilities and partners' capital (Net Asset Value)	$301,959,371	$397,751,947

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
TRADING GAINS (LOSSES)	2017	2016	2017	2016
Futures trading gains (losses)
Realized	$13,619,618	$(10,514,810)	$23,822,042	$(28,374,717)
Change in unrealized	(17,420,939)	6,806,835	(16,202,654)	22,330,394
Brokerage commissions	(430,572)	(777,370)	(832,209)	(1,399,453)
Net gain (loss) from futures trading	(4,231,893)	(4,485,345)	6,787,179	(7,443,776)

Forward currency trading gains (losses)
Realized	(10,711,797)	(13,411,922)	(13,447,223)	(4,964,998)
Change in unrealized	3,581,898	3,002,888	(3,897,813)	1,623,646
Brokerage commissions	(15,509)	(46,362)	(32,807)	(87,925)
Net gain (loss) from forward currency trading	(7,145,408)	(10,455,396)	(17,377,843)	(3,429,277)
Total net trading gain (loss)	(11,377,301)	(14,940,741)	(10,590,664)	(10,873,053)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	916,266	856,931	1,764,319	1,659,433
Realized gain (loss) on fixed income securities	(1,042)	2,490	9,866	2,490
Change in unrealized gain (loss) on fixed income securities	4,709	167,665	97,435	543,003
Total investment income	919,933	1,027,086	1,871,620	2,204,926

Expenses
Brokerage fee	5,634,563	8,565,363	11,971,263	18,196,680
Operating expenses	235,816	330,178	479,230	621,780
Total expenses	5,870,379	8,895,541	12,450,493	18,818,460
Net investment income (loss)	(4,950,446)	(7,868,455)	(10,578,873)	(16,613,534)
NET INCOME (LOSS)	$(16,327,747)	$(22,809,196)	$(21,169,537)	$(27,486,587)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$(118.72)	$(122.10)	$(145.90)	$(144.91)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(124.15)	$(121.36)	$(156.38)	$(149.41)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	137,528.741	186,809.626	145,096.095	189,682.968

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(21,169,537)	$(27,486,587)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	20,003,032	(24,497,043)
(Increase) decrease in restricted cash	(15,566,029)	5,107,473
(Increase) decrease in interest receivable	(11,935)	187,034
Increase (decrease) in accounts payable and accrued expenses	(649,713)	(498,675)
Purchases of investments	(1,858,693,200)	(2,843,953,278)
Sales/maturities of investments	1,936,143,165	2,913,650,128
Net cash from (for) operating activities	60,055,783	22,509,052

Cash flows from (for) financing activities
Redemption of units	(73,473,171)	(31,842,898)
Offering costs paid	(500,155)	(703,485)
Net cash from (for) financing activities	(73,973,326)	(32,546,383)

Net increase (decrease) in cash and cash equivalents	(13,917,543)	(10,037,331)

Unrestricted cash
Beginning of period	23,415,962	51,883,229
End of period	$9,498,419	$41,845,898

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$5,525,462	$41,115,087
Cash and cash equivalents	3,972,957	730,811
Total end of period cash and cash equivalents	$9,498,419	$41,845,898

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2017

Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444
Net income (loss) for the six months ended June 30, 2017		(35,831)		(21,133,706)		(21,169,537)
Redemptions	0.000	0	(25,577.701)	(60,086,509)	(25,577.701)	(60,086,509)
Offering costs		(815)		(500,834)		(501,649)
Balances at June 30, 2017	234.340	$523,152	131,857.555	$294,365,597	132,091.895	$294,888,749

Six Months Ended June 30, 2016

Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807
Net income (loss) for the six months ended June 30, 2016		(34,244)		(27,452,343)		(27,486,587)
Redemptions	0.000	0	(12,896.778)	(35,092,246)	(12,896.778)	(35,092,246)
Offering costs		(883)		(710,120)		(711,003)
Balances at June 30, 2016	235.103	$623,093	181,696.549	$481,549,878	181,931.652	$482,172,971

Net Asset Value per General and Limited Partner Unit

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
$2,232.45	$2,388.83	$2,650.30	$2,799.71

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,356.60	$2,771.66	$2,388.83	$2,799.71

Income (loss) from operations:
Total net trading gains (losses) (1)	(86.32)	(77.22)	(80.01)	(58.07)
Net investment income (loss) (1)	(36.00)	(42.12)	(72.91)	(87.59)
Total net income (loss) from operations	(122.32)	(119.34)	(152.92)	(145.66)
Offering costs (1)	(1.83)	(2.02)	(3.46)	(3.75)

Net asset value per unit at end of period	$2,232.45	$2,650.30	$2,232.45	$2,650.30

Total Return (3)	(5.27)%	(4.38)%	(6.55)%	(5.34)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.36%	7.22%	7.38%	7.28%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	7.36%	7.22%	7.38%	7.28%

Net investment income (loss) (2),(4)	(6.20)%	(6.38)%	(6.27)%	(6.43)%

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
JUNE 30, 2017 (Unaudited)
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
JUNE 30, 2017 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2017 and December 31, 2016, and for the periods ended June 30, 2017 and 2016, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Fair Value at June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,100	$0	$0	$3,100
Fixed income securities	0	291,479,102	0	291,479,102

Other Financial Instruments
Exchange-traded futures contracts	(14,305,215)	0	0	(14,305,215)
Forward currency contracts	0	(866,147)	0	(866,147)
Total	$(14,302,115)	$290,612,955	$0	$276,310,840

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,301	$0	$0	$2,301
Fixed income securities	0	368,832,431	0	368,832,431

Other Financial Instruments
Exchange-traded futures contracts	1,897,439	0	0	1,897,439
Forward currency contracts	0	3,031,666	0	3,031,666
Total	$1,899,740	$371,864,097	$0	$373,763,837

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2017 or the year ended December 31, 2016.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

G. Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2017 and December 31, 2016, the Fund has the potential remaining reimbursement amount of approximately $36.9 million and $37.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2017 and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $89,262 and $88,660, respectively. At June 30, 2017, and December 31, 2016, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $89,262 and $87,768, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
JUNE 30, 2017 (Unaudited)
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

Note 6. DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of June 30, 2017. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7. OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2017 and 2016.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2017 and December 31, 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2017 Fair Value	Liability Derivatives at June 30, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,272,570	$(3,738,568)	$(2,465,998)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	106,555	(1,673,550)	(1,566,995)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,407,300	(965,091)	1,442,209
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	611,577	(4,564,807)	(3,953,230)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	124,172	(614,564)	(490,392)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	321,748	(7,592,557)	(7,270,809)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	9,177,208	(10,043,355)	(866,147)
Totals		$14,021,130	$(29,192,492)	$(15,171,362)

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

* Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2017	Trading Gains/(Losses) for the Three Months Ended June 30, 2016
Agriculture Contracts	$(79,068)	$678,892
Energy Contracts	(4,446,271)	(15,439,479)
Metal Contracts	(3,091,601)	2,038,926
Stock Indices Contracts	11,463,771	(8,388,918)
Short-Term Interest Rate Contracts	(827,381)	(2,567,379)
Long-Term Interest Rate Contracts	(6,865,354)	20,045,663
Forward Currency Contracts	(7,129,899)	(10,409,034)
Total	$(10,975,803)	$(14,041,329)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2017	Trading Gains/(Losses) for the Six Months Ended June 30, 2016
Agriculture Contracts	$(5,739,260)	$(7,057,471)
Energy Contracts	(12,149,020)	(12,346,029)
Metal Contracts	1,487,671	(5,634,793)
Stock Indices Contracts	38,299,912	(13,441,329)
Short-Term Interest Rate Contracts	(1,959,469)	(1,983,572)
Long-Term Interest Rate Contracts	(12,404,550)	34,400,029
Forward Currency Contracts	(17,345,036)	(3,341,352)
Total	$(9,809,752)	$(9,404,517)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2017	Trading Gains/(Losses) for the Three Months Ended June 30, 2016
Futures trading gains (losses):
Realized **	$13,575,035	$(10,439,130)
Change in unrealized	(17,420,939)	6,806,835
Forward currency trading gains (losses):
Realized	(10,711,797)	(13,411,922)
Change in unrealized	3,581,898	3,002,888
Total	$(10,975,803)	$(14,041,329)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2017	Trading Gains/(Losses) for the Six Months Ended June 30, 2016
Futures trading gains (losses):
Realized **	$23,737,938	$(28,393,559)
Change in unrealized	(16,202,654)	22,330,394
Forward currency trading gains (losses):
Realized	(13,447,223)	(4,964,998)
Change in unrealized	(3,897,813)	1,623,646
Total	$(9,809,752)	$(9,404,517)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended June 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 36,100 and 68,200, respectively, and the monthly average of notional value of forward currency contracts was $1,340,700,000 and $2,982,600,000, respectively.

For the six months ended June 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 34,600 and 60,800, respectively, and the monthly average of notional value of forward currency contracts was $1,362,000,000 and $3,015,600,000, respectively.

Open contracts generally mature within twelve months; as of June 30, 2017, the latest maturity date for open futures contracts is September 2018 and the latest maturity date for open forward currency contracts is September 2017. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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
JUNE 30, 2017 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2017 and December 31, 2016 was $93,285,581 and $83,929,651, respectively, which equals approximately 32% and 22% of Net Asset Value, respectively. The cash deposited with the interbank market makers at June 30, 2017 and December 31, 2016 was $171,614 and $138,161, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at June 30, 2017 and December 31, 2016 was restricted cash for margin requirements of $15,566,029 and $0, respectively, which equals approximately 5% and 0% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets
As of June 30, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,405,850	$(2,405,850)	$0
Futures contracts	Goldman Sachs	2,438,072	(2,438,072)	0
Total futures contracts		4,843,922	(4,843,922)	0
Forward currency contracts	UBS AG	4,588,604	(4,588,604)	0
Forward currency contracts	Royal Bank of Scotland	4,588,604	(4,588,604)	0
Total forward currency contracts		9,177,208	(9,177,208)	0
Total derivatives		$14,021,130	$(14,021,130)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities
As of June 30, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,602,517	$(2,405,850)	$7,196,667
Futures contracts	Goldman Sachs	9,546,620	(2,438,072)	7,108,548
Total futures contracts		19,149,137	(4,843,922)	14,305,215
Forward currency contracts	UBS AG	5,021,678	(4,588,604)	433,074
Forward currency contracts	Royal Bank of Scotland	5,021,677	(4,588,604)	433,073
Total forward currency contracts		10,043,355	(9,177,208)	866,147
Total derivatives		$29,192,492	$(14,021,130)	$15,171,362

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$7,196,667	$0		$(7,196,667)	$0
Goldman Sachs	7,108,548	0		(7,108,548)	0
UBS AG	433,074	(433,074	)*	0	0
Royal Bank of Scotland	433,073	(433,073	)*	0	0
Total	$15,171,362	$(866,147)		$(14,305,215)	$0

* Represents a portion of the $30,405,079 fair value in the U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,189,897	$(4,226,165)	$963,732
Futures contracts	Goldman Sachs	5,161,587	(4,227,880)	933,707
Total futures contracts		10,351,484	(8,454,045)	1,897,439
Forward currency contracts	UBS AG	4,206,734	(2,690,255)	1,516,479
Forward currency contracts	Royal Bank of Scotland	4,205,495	(2,690,308)	1,515,187
Total forward currency contracts		8,412,229	(5,380,563)	3,031,666
Total derivatives		$18,763,713	$(13,834,608)	$4,929,105

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$963,732	$0	$0	$963,732
Goldman Sachs	933,707	0	0	933,707
UBS AG	1,516,479	0	0	1,516,479
Royal Bank of Scotland	1,515,187	0	0	1,515,187
Total	$4,929,105	$0	$0	$4,929,105

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Offsetting of Derivative Liabilities
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,226,165	$(4,226,165)	$0
Futures contracts	Goldman Sachs	4,227,880	(4,227,880)	0
Total futures contracts		8,454,045	(8,454,045)	0
Forward currency contracts	UBS AG	2,690,255	(2,690,255)	0
Forward currency contracts	Royal Bank of Scotland	2,690,308	(2,690,308)	0
Total forward currency contracts		5,380,563	(5,380,563)	0
Total derivatives		$13,834,608	$(13,834,608)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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
JUNE 30, 2017 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2017 and December 31, 2016, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2017 and 2016, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2017 and December 31, 2016, the results of operations and financial highlights for the three months and six months ended June 30, 2017 and 2016, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2017 and 2016.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund's assets and are invested directly by PNC Capital Advisors, LLC ("PNC") . PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset backed securities.

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

Results of Operations

The returns for the six months ended June 30, 2017 and 2016 were (6.55)% and (5.34)%, respectively. During the six months ended June 30, 2017 and 2016, the Fund accrued brokerage fees in the amount of $11,971,263 and $18,196,680, respectively, and paid brokerage fees in the amount of $12,529,528 and $18,550,578, respectively. No performance fees were accrued or paid during these periods.

2017 (For the Six Months Ended June 30)

Of the (6.55)% year to date return, approximately (3.00)% was due to trading losses (before commissions) and approximately (4.10)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.55% due to investment income. An analysis of the (3.00)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.77)%
Currencies	(4.94)%
Interest Rates	(4.29)%
Stock Indices	11.00%
(3.00)%

FX and commodity losses offset gains in stock indexes led to a down January as losses came from foreign exchange, commodity, and interest rate positions while stock index holdings produced some partially offsetting gains. Foreign exchange (FX) produced some of the largest losses during the month. Positioning within FX was broadly long the US dollar versus most other major currencies. Following the election of Donald Trump, the US dollar strengthened and our trading systems generally aligned positioning with that momentum. However, January saw a reversal of this trend as investors pared back their bullish bets on the greenback amid worries that President Trump was focusing more on protectionism than on pro-growth economic policies. Our FX holdings suffered as a result of this broad reversal in the US dollar. Commodity holdings added to the January losses. Within the energy sub-sector, long positioning on gasoline produced losses amid bearish inventory data. Short soybean holdings, part of the grains sub-sector, experienced losses due to a weakening US dollar and flood conditions in Argentina. In the softs sub-sector, a short on coffee saw losses due to a stronger Brazilian real and a downgrade to Brazil’s output forecast. Some partially offsetting gains came from the industrial metals sub-sector. Long positioning on zinc, copper, and aluminum all saw gains amid a combination of bullish fundamentals, especially from China, and some supply disruptions. Interest rate holdings also produced losses. Long holdings on the German 10-year note saw declines as bond prices fell amid rising inflation in the Eurozone. Inflation reached a 4-year high and approached the ECB’s stated 2% target. Stock index holdings contributed some offsetting gains. Long holdings across our universe of global stock indexes benefited from a continuation of the rally that started with the election of Trump and his expected reflationary policies. Concerns over President Trump’s Executive Order limiting some immigration into the US capped gains late in the month as some investors became unnerved by the action.

Gains in stock indexes, FX, and interest rates led to a profitable February as profits came from stock indexes, foreign exchange, and interest rate positions while commodity holdings produced some partially offsetting losses for the Fund. Stock index holdings contributed some of the strongest gains to the Fund. Long holdings across the Fund’s universe of global stock indexes benefited from generally better than expected economic data. The Bloomberg US indicator of economic surprises reached its strongest level since 2012. Solid fourth quarter 2016 corporate earnings reports also helped to fuel the rally, along with a steadily improving US labor market. Stock markets continued to look past the new Trump administration’s lack of policy implementation details and focused more on the potential benefits that tax reform, deregulation, and infrastructure spending might provide to global economies. Foreign exchange (FX) produced some additional gains as the Fund's models took advantage of the mixed performance among the developed and emerging FX markets. Long positioning on higher-yielding currencies, such as the South African rand which rallied over 3% in February, proved profitable. A short position on the euro also showed a gain when it weakened on the back of French election concerns in the EU. Interest rate holdings also produced profits. Long positioning on longer-dated instruments within Germany provided some of the best gains. German 5-year and 10-year notes both rallied on a flight to quality move as investors grew more concerned about the spring French Presidential election. Marine Le Pen, the head of the far-right French Front National Party who has threatened to try to pull France out of the EU if elected, rose in the polls during the month. Commodity holdings modestly detracted from the February gains for the Fund. Profits from precious metals (mostly from silver) and industrial metals (mostly from aluminum) were more than offset by losses in the other sub-sectors. Grains were one of the worst performing sub-sectors as a short position on wheat suffered as the market rose to a 7-month high amid tight global ending stock projections.

Mixed performance across the asset classes traded led to a down March as losses came from interest rate, foreign exchange, and commodity positions while stock index holdings produced some partially offsetting gains. Interest rate holdings produced some of the largest losses during the month. Long positioning on instruments within Germany sold off on higher EU inflation readings and as investors grew more comfortable that anti-EU political populism in France and the Netherlands was stalling. Short positioning within the US was hurt when fixed income instruments reversed the recent downtrend mid-month amid a less hawkish FOMC message communicated after their decision to hike interest rates on March 15th. Foreign exchange produced some additional losses as our models failed to successfully navigate a choppy month of price action for the US dollar. For example, long positioning on the New Zealand dollar (kiwi) suffered early in the month as that currency weakened against the US dollar leading up to the mid-month FOMC meeting which was widely expected to be hawkish. Our models then flipped to short the kiwi only to see the currency begin to strengthen when the US dollar sold off on the more dovish than expected message delivered by the Federal Reserve. Commodity holdings modestly detracted from the Fund during March. Some of the largest monthly losses came from the energy, precious metal, industrial metal, and meat sub-sectors. Partially offsetting gains were found in the soft commodity and grain sub-sectors, with some of the best profits coming from sugar and wheat. Stock index holdings contributed the strongest profits to the Fund during the month. Some of the best gains were found via long positions on European stock indexes which benefited from the ongoing global reflation trade and dampening concerns around anti-EU political populism in the region. Our models also saw success in Asia as long positioning within Australia, Hong Kong, and Taiwan proved profitable as ongoing improvements in the Chinese economy, linked with enduring hopes for US tax reform and infrastructure spending, supported shares around the globe.

April gains came from stock index, foreign exchange, and interest rate holdings while commodities produced some partially offsetting losses for the Fund. Stock index holdings contributed the strongest profits to the Fund during the month. Global stock markets generally shook off new tensions with North Korea and a US cruise-missile strike on targets in Syria. A market-friendly French election outcome, above-trend US earnings growth, and movement on a number of policies by the White House all provided a positive offset to the worrisome news. Long positioning on global stock indexes benefitted from the gains shown by equities during the month with some of the best profits coming from the United States and Hong Kong. Foreign exchange holdings added to the Fund gains during April. A short position on the Canadian dollar (versus the US dollar) benefitted as the loonie fell in value after President Trump announced a planned tariff on softwood lumber imports from Canada and also threatened to withdraw from the North American Free Trade Agreement (NAFTA). Some partially offsetting losses were seen from a short on the euro (versus the US dollar) when currency markets cheered the French election outcome and sent the euro sharply higher late in the month. Interest rate positions produced some additional profits. Long positioning on 10-year notes in Canada and Japan saw some of the best monthly gains within the sector as yields fell in those countries which sent bond prices higher. Commodity holdings produced losses during the month. Long positioning on crude suffered when that market saw a price drop as record US crude stockpiles began to raise doubts about OPEC’s ability to curtail a global supply glut. Long holdings on the industrial metals showed losses when an unwind of the global reflation trade pushed commodity prices lower. Some gains were found in long positioning on live cattle which saw sharp price gains amid supply concerns following declines in slaughter estimates and a drop in cold storage inventories.

May shows losses caused by foreign exchange and commodity positions, while stock index and interest rate holdings produced partially offsetting gains for the Fund. Foreign exchange holdings produced some of the largest losses during May. Long positioning on the US dollar against most developed currencies drove the decline. An ongoing unwind of the Trump-induced reflation-trade, linked with some mixed US economic data and generally stronger European data, conspired to send the greenback lower during the month. The political turmoil that gripped Washington DC added to the US dollar angst while a soothing of political tensions in Europe, due to the election of Emmanuel Macron in France, helped support European currencies. Commodity holdings also produced losses during the month. Long positioning on natural gas suffered when that market saw a price drop as mild weather in the US reduced demand and as a new trade agreement with China is expected to encourage US drillers to produce more of the commodity. A short cocoa position suffered amid flood conditions and unrest in the Ivory Coast which sent prices higher. The grains produced some partially offsetting gains as a short soybean position profited from a sell-off in that market due to continued concerns surrounding increased South American planting expectations and steady US planting progress. Long holdings on global stock indexes contributed some of the strongest profits to the Fund. Some of the best gains were seen in Hong Kong and the US as technology stocks performed particularly well. Improving global growth, linked with still-accommodative central banks and ongoing hope the Trump administration will ultimately get tax reform and infrastructure spending passed, kept the buy-the-dip mentality firmly in place. Interest rate positions produced additional profits. Long positioning on 10-year notes in Canada, Australia, and Germany produced gains as central banks in those regions indicated they planned to remain patient with their accommodative policies.

The Fund showed a loss in June led by down interest rate holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Fund’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Fund during June. Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Fund. Late in the month, Mario Draghi, President of the European Central Bank (ECB), gave a speech at the opening of the ECB's Forum on Central Banking which heightened expectations for monetary policy tapering in Europe. In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages. The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come. The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Fund. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month. Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions. The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indexes ended the month showing little impact on the Fund. Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

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

Losses in commodities and foreign exchange left the Fund with a decline in May. Commodity positions from both the trend and non-trend models provided losses to the Fund. Long holdings on gold and silver both suffered as the US dollar strengthened during the month. Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing. In the meats, short cattle positions suffered as those markets rose amid signs of increased demand. Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May. After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Fund's short dollar positions against a variety of currencies. Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are "live" with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains. Long positioning on long-dated markets in Europe, Australia, and the UK produced some of the best gains. A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (BREXIT) all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models. The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indexes. A short position on the S&P 500 volatility index benefitted from the general risk-on environment in the second half of the month which pushed that index sharply lower.

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2017 and December 31, 2016 and the trading gains/losses by market category for the six months ended June, 2017 and the year ended December 31, 2016.

	June 30, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.93%	(4.77)%
Currencies	0.52%	(4.94)%
Interest Rates	0.96%	(4.29)%
Stock Indices	1.07%	11.00%
Aggregate/Total	1.86%	(3.00)%

*
- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
- Of the (6.55)% year to date return, approximately (3.00)% was due to trading losses (before commissions) and approximately (4.10)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.55% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2017, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2017.

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

Item 4. Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a- 15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition June 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2017 and 2016, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2017 and 2016, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2017 and 2016, (vii) Notes to Financial Statements.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

By:	Campbell & Company, LP
General Partner

Date: August 14, 2017	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition June 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2017 and 2016, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2017 and 2016, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2017 and 2016, (vii) Notes to Financial Statements.