Form 10-Q
period 2017-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2017-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________to________

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
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2017 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,802,044	2.49%
	Credit Cards	5,528,726	2.02%
	Equipment Loans	499,566	0.18%
	Total Asset Backed Securities (cost $12,833,215)	12,830,336	4.69%

	Bank Deposits
	United States
	Financials	3,385,251	1.24%
	Total Bank Deposits (cost $3,385,178)	3,385,251	1.24%

	Commercial Paper
	United States
	Communications	3,149,647	1.15%
	Consumer Discretionary	16,010,612	5.85%
	Consumer Staples	12,906,252	4.72%
	Energy	7,303,057	2.67%
	Financials	11,325,979	4.14%
	Industrials	3,597,482	1.32%
	Materials	6,146,004	2.25%
	Utilities	9,846,712	3.60%
	Total Commercial Paper (cost $70,290,052)	70,285,745	25.70%

	Corporate Bonds
	Canada
	Financials (cost $1,184,365)	1,181,802	0.43%
	United Kingdom
	Energy	2,263,876	0.83%
	Financials	1,254,925	0.46%
	Total United Kingdom (cost $3,514,725)	3,518,801	1.29%
	United States
	Communications	18,167,948	6.64%
	Consumer Discretionary	12,499,806	4.57%
	Consumer Staples	1,611,361	0.59%
	Energy	1,324,198	0.48%
	Financials	39,661,621	14.50%
	Industrials	4,199,479	1.54%
	Technology	2,581,828	0.94%
	Total United States (cost $79,948,124)	80,046,241	29.26%
	Total Corporate Bonds (cost $84,647,214)	84,746,844	30.98%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$24,800,000	U.S. Treasury Bills * Due 11/30/2017	24,760,201	9.05%
$24,892,500	U.S. Treasury Bills * Due 02/22/2018	24,783,653	9.06%
$28,482,500	U.S. Treasury Bills * Due 03/29/2018	28,317,729	10.36%
	Total Government And Agency Obligations (cost $77,878,381)	77,861,583	28.47%
	Total Fixed Income Securities ** (cost $249,034,040)	$249,109,759	91.08%

SHORT TERM INVESTMENTS

Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $846,770)	$846,770	0.31%
	Total Short Term Investments (cost $846,770)	$846,770	0.31%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2017 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(121,146)	(0.04)%
Energy	513,682	0.19%
Metals	(1,819,546)	(0.66)%
Stock indices	6,274,069	2.29%
Short-term interest rates	2,793	0.00%
Long-term interest rates	(2,202,972)	(0.81)%
Net unrealized gain (loss) on long futures contracts	2,646,880	0.97%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	532,715	0.19%
Energy	88,960	0.03%
Metals	990,888	0.36%
Stock indices	71,550	0.03%
Short-term interest rates	158,641	0.06%
Long-term interest rates	1,250,949	0.46%
Net unrealized gain (loss) on short futures contracts	3,093,703	1.13%

Net unrealized gain (loss) on open futures contracts	$5,740,583	2.10%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(7,409,856)	(2.71)%
Various short forward currency contracts	3,645,257	1.33%
Net unrealized gain (loss) on open forward currency contracts	$(3,764,599)	(1.38)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $43,137,413 deposited with the futures brokers and $34,724,170 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Equity in futures broker trading accounts
Cash	$22,094,538	$22,788,659
Fixed income securities (cost $43,145,345 and $56,075,557, respectively)	43,137,413	56,077,722
Net unrealized gain (loss) on open futures contracts	5,740,583	1,897,439
Total equity in futures broker trading accounts	70,972,534	80,763,820
Cash and cash equivalents	10,799,021	627,303
Short term investments (cost $846,770 and $2,301, respectively)	846,770	2,301
Fixed income securities (cost $205,888,695 and $312,768,300, respectively)	205,972,346	312,754,709
Net unrealized gain (loss) on open forward currency contracts	(3,764,599)	3,031,666
Interest receivable	328,315	572,148
Total assets	$285,154,387	$397,751,947
LIABILITIES
Accounts payable	$277,690	$311,891
Brokerage fee payable	1,643,378	2,317,641
Payable for securities purchased	3,044,400	0
Accrued commissions and other trading fees on open contracts	38,482	42,406
Offering costs payable	71,852	87,768
Redemptions payable	6,564,418	18,345,797
Total liabilities	11,640,220	21,105,503
PARTNERS' CAPITAL (Net Asset Value)
General Partner - 234.340 redeemable units outstanding at September 30, 2017 and December 31, 2016	525,878	559,798
Limited Partners - 121,648.353 and 157,435.256 redeemable units outstanding at September 30, 2017 and December 31, 2016	272,988,289	376,086,646
Total partners' capital (Net Asset Value)	273,514,167	376,646,444
Total liabilities and partners' capital (Net Asset Value)	$285,154,387	$397,751,947

See Accompanying Notes to Financial Statements

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
TRADING GAINS (LOSSES)	2017	2016	2017	2016
Futures trading gains (losses)
Realized	$(17,556,792)	$(29,004)	$6,265,250	$(28,403,721)
Change in unrealized	20,045,798	(6,473,031)	3,843,144	15,857,363
Brokerage commissions	(289,361)	(543,755)	(1,121,570)	(1,943,208)
Net gain (loss) from futures trading	2,199,645	(7,045,790)	8,986,824	(14,489,566)

Forward currency trading gains (losses)
Realized	7,160,865	(3,560,070)	(6,286,358)	(8,525,068)
Change in unrealized	(2,898,452)	(4,485,443)	(6,796,265)	(2,861,797)
Brokerage commissions	(14,803)	(43,271)	(47,610)	(131,196)
Net gain (loss) from forward currency trading	4,247,610	(8,088,784)	(13,130,233)	(11,518,061)
Total net trading gain (loss)	6,447,255	(15,134,574)	(4,143,409)	(26,007,627)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	906,020	896,412	2,670,339	2,555,845
Realized gain (loss) on fixed income securities	15,825	9,293	25,691	11,783
Change in unrealized gain (loss) on fixed income securities	(10,290)	(63,304)	87,145	479,699
Total investment income	911,555	842,401	2,783,175	3,047,327

Expenses
Brokerage fee	5,132,981	8,264,625	17,104,244	26,461,305
Operating expenses	208,238	289,824	687,468	911,604
Total expenses	5,341,219	8,554,449	17,791,712	27,372,909
Net investment income (loss)	(4,429,664)	(7,712,048)	(15,008,537)	(24,325,582)
NET INCOME (LOSS)	$2,017,591	$(22,846,622)	$(19,151,946)	$(50,333,209)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)	$15.69	$(127.71)	$(137.20)	$(270.48)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$11.63	$(132.65)	$(144.75)	$(282.06)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	128,596.893	178,894.175	139,596.361	186,086.704

See Accompanying Notes to Financial Statements

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
 STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(19,151,946)	$(50,333,209)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	2,865,976	(13,475,265)
(Increase) decrease in restricted cash	0	5,107,473
Increase (decrease) in payable for securities purchased	3,044,400	2,322,204
(Increase) decrease in interest receivable	243,833	352,516
Increase (decrease) in accounts payable and accrued expenses	(712,388)	(761,861)
Purchases of investments	(2,662,067,711)	(4,215,727,719)
Sales/maturities of investments	2,781,033,059	4,297,633,385
Net cash from (for) operating activities	105,255,223	25,117,524

Cash flows from (for) financing activities
Redemption of units	(95,034,769)	(54,851,181)
Offering costs paid	(742,857)	(1,052,617)
Net cash from (for) financing activities	(95,777,626)	(55,903,798)
Net increase (decrease) in cash and cash equivalents	9,477,597	(30,786,274)

Unrestricted cash
Beginning of period	23,415,962	51,883,229
End of period	$32,893,559	$21,096,955

End of period cash and cash equivalents consists of:
Cash in futures broker trading accounts	$22,094,538	$20,387,388
Cash and cash equivalents	10,799,021	709,567
Total end of period cash and cash equivalents	$32,893,559	$21,096,955

See Accompanying Notes to Financial Statements

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2017
Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444
Net income (loss) for the nine months ended September 30, 2017		(32,694)		(19,119,252)		(19,151,946)
Redemptions	0.000	0	(35,786.903)	(83,253,390)	(35,786.903)	(83,253,390)
Offering costs		(1,226)		(725,715)		(726,941)
Balances at September 30, 2017	234.340	$525,878	121,648.353	$272,988,289	121,882.693	$273,514,167
Nine Months Ended September 30, 2016
Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807
Net income (loss) for the nine months ended September 30, 2016		(65,029)		(50,268,180)		(50,333,209)
Redemptions	0.000	0	(20,594.908)	(55,455,095)	(20,594.908)	(55,455,095)
Offering costs		(1,284)		(1,014,687)		(1,015,971)
Balances at September 30, 2016	235.103	$591,907	173,998.419	$438,066,625	174,233.522	$438,658,532

Net Asset Value per General and Limited Partner Unit

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
$2,244.08	$2,388.83	$2,517.65	$2,799.71

See Accompanying Notes to Financial Statements

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Unit Performance	2017	2016	2017	2016
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,232.45	$2,650.30	$2,388.83	$2,799.71
Income (loss) from operations:
Total net trading gains (losses) (1)	47.83	(87.84)	(32.03)	(145.88)
Net investment income (loss) (1)	(34.45)	(43.11)	(107.51)	(130.72)
Total net income (loss) from operations	13.38	(130.95)	(139.54)	(276.60)
Offering costs (1)	(1.75)	(1.70)	(5.21)	(5.46)
Net asset value per unit at end of period	$2,244.08	$2,517.65	$2,244.08	$2,517.65
Total Return (3)	0.52%	(5.01)%	(6.06)%	(10.07)%
Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	7.41%	7.30%	7.38%	7.29%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.41%	7.30%	7.38%	7.29%
Net investment income (loss) (2),(4)	(6.15)%	(6.58)%	(6.22)%	(6.48)%

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

See Accompanying Notes to Financial Statements

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
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
SEPTEMBER 30, 2017 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2017 and December 31, 2016, and for the periods ended September 30, 2017 and 2016, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Fair Value at September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$846,770	$0	$0	$846,770
Fixed income securities	0	249,109,759	0	249,109,759
Other Financial Instruments
Exchange-traded futures contracts	5,740,583	0	0	5,740,583
Forward currency contracts	0	(3,764,599)	0	(3,764,599)
Total	$6,587,353	$245,345,160	$0	$251,932,513

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,301	$0	$0	$2,301
Fixed income securities	0	368,832,431	0	368,832,431
Other Financial Instruments
Exchange-traded futures contracts	1,897,439	0	0	1,897,439
Forward currency contracts	0	3,031,666	0	3,031,666
Total	$1,899,740	$371,864,097	$0	$373,763,837

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2017 or the year ended December 31, 2016.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
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

G. Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2017 and December 31, 2016, the Fund has the potential remaining reimbursement amount of approximately $36.6 million and $37.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2017 and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $71,852 and $88,660, respectively. At September 30, 2017, and December 31, 2016, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $71,852 and $87,768, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of risk management activity in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2018. Management has evaluated the amendment and does not anticipate a material impact on the Fund’s financial statement disclosures.

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
SEPTEMBER 30, 2017 (Unaudited)
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

Note 6. DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of September 30, 2017. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7. OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2017 and 2016.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2017 and December 31, 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2017 Fair Value	Liability Derivatives at September 30, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$910,876	$(499,307)	$411,569
Energy Contracts	Net unrealized gain (loss) on open futures contracts	691,939	(89,297)	602,642
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,437,027	(2,265,685)	(828,658)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,688,187	(342,568)	6,345,619
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	280,128	(118,694)	161,434
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,322,528	(2,274,551)	(952,023)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	5,468,793	(9,233,392)	(3,764,599)
Totals		$16,799,478	$(14,823,494)	$1,975,984

*  Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
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

*  Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2017	Trading Gains/(Losses) for the Three Months Ended September 30, 2016
Agriculture Contracts	$(6,720,312)	$4,243,235
Energy Contracts	16,234	(6,280,100)
Metal Contracts	(2,244,300)	(2,826,842)
Stock Indices Contracts	11,181,962	6,506,151
Short-Term Interest Rate Contracts	(562,516)	(955,658)
Long-Term Interest Rate Contracts	896,667	(7,115,387)
Forward Currency Contracts	4,262,413	(8,045,513)
Total	$6,830,148	$(14,474,114)

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017	Trading Gains/(Losses) for the Nine Months Ended September 30, 2016
Agriculture Contracts	$(12,459,572)	$(2,814,236)
Energy Contracts	(12,132,786)	(18,626,129)
Metal Contracts	(756,629)	(8,461,635)
Stock Indices Contracts	49,481,874	(6,935,178)
Short-Term Interest Rate Contracts	(2,521,985)	(2,939,230)
Long-Term Interest Rate Contracts	(11,507,883)	27,284,642
Forward Currency Contracts	(13,082,623)	(11,386,865)
Total	$(2,979,604)	$(23,878,631)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2017	Trading Gains/(Losses) for the Three Months Ended September 30, 2016
Futures trading gains (losses):
Realized **	$(17,478,063)	$44,430
Change in unrealized	20,045,798	(6,473,031)
Forward currency trading gains (losses):
Realized	7,160,865	(3,560,070)
Change in unrealized	(2,898,452)	(4,485,443)
Total	$6,830,148	$(14,474,114)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017	Trading Gains/(Losses) for the Nine Months Ended September 30, 2016
Futures trading gains (losses):
Realized **	$6,259,875	$(28,349,129)
Change in unrealized	3,843,144	15,857,363
Forward currency trading gains (losses):
Realized	(6,286,358)	(8,525,068)
Change in unrealized	(6,796,265)	(2,861,797)
Total	$(2,979,604)	$(23,878,631)

**  Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended September 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 25,000 and 48,100, respectively, and the monthly average of notional value of forward currency contracts was $1,152,000,000 and $2,877,000,000, respectively.

For the nine months ended September 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 31,400 and 56,600, respectively, and the monthly average of notional value of forward currency contracts was $1,292,000,000 and $2,969,400,000, respectively.

Open contracts generally mature within twelve months; as of September 30, 2017, the latest maturity date for open futures contracts is December 2018 and the latest maturity date for open forward currency contracts is December 2017. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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
SEPTEMBER 30, 2017 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2017 and December 31, 2016 was $77,861,583 and $83,929,651, respectively, which equals approximately 28% and 22% of Net Asset Value, respectively. The cash deposited with the interbank market makers at September 30, 2017 and December 31, 2016 was $181,935 and $138,161, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash as of September 30, 2017 and December 31, 2016.

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

Offsetting of Derivative Assets
As of September 30, 2017

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition

Futures contracts	UBS Securities LLC	$5,668,233	$(2,788,749)	$2,879,484
Futures contracts	Goldman Sachs	5,662,452	(2,801,353)	2,861,099
Total futures contracts		11,330,685	(5,590,102)	5,740,583
Forward currency contracts	UBS AG	2,734,364	(2,734,364)	0
Forward currency contracts	Royal Bank of Scotland	2,734,429	(2,734,429)	0
Total forward currency contracts		5,468,793	(5,468,793)	0
Total derivatives		$16,799,478	$(11,058,895)	$5,740,583

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2017

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

UBS Securities LLC	$2,879,484	$0	$0	$2,879,484
Goldman Sachs	2,861,099	0	0	2,861,099
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$5,740,583	$0	$0	$5,740,583

Offsetting of Derivative Liabilities
As of September 30, 2017

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition

Futures contracts	UBS Securities LLC	$2,788,749	$(2,788,749)	$0
Futures contracts	Goldman Sachs	2,801,353	(2,801,353)	0
Total futures contracts		5,590,102	(5,590,102)	0
Forward currency contracts	UBS AG	4,617,454	(2,734,364)	1,883,090
Forward currency contracts	Royal Bank of Scotland	4,615,938	(2,734,429)	1,881,509
Total forward currency contracts		9,233,392	(5,468,793)	3,764,599
Total derivatives		$14,823,494	$(11,058,895)	$3,764,599

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2017

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	1,883,090	(1,883,090	)*	0	0
Royal Bank of Scotland	1,881,509	(1,881,509	)*	0	0
Total	$3,764,599	$(3,764,599)		$0	$0

* Represents a portion of the $34,724,170 fair value in the U.S. Treasury Bills held at the interbank market makers.

Offsetting of Derivative Assets
As of December 31, 2016

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,189,897	$(4,226,165)	$963,732
Futures contracts	Goldman Sachs	5,161,587	(4,227,880)	933,707
Total futures contracts		10,351,484	(8,454,045)	1,897,439
Forward currency contracts	UBS AG	4,206,734	(2,690,255)	1,516,479
Forward currency contracts	Royal Bank of Scotland	4,205,495	(2,690,308)	1,515,187
Total forward currency contracts		8,412,229	(5,380,563)	3,031,666
Total derivatives		$18,763,713	$(13,834,608)	$4,929,105

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$963,732	$0	$0	$963,732
Goldman Sachs	933,707	0	0	933,707
UBS AG	1,516,479	0	0	1,516,479
Royal Bank of Scotland	1,515,187	0	0	1,515,187
Total	$4,929,105	$0	$0	$4,929,105

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (Unaudited)
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
SEPTEMBER 30, 2017 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2017 and December 31, 2016, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2017 and 2016, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2017 and December 31, 2016, the results of operations and financial highlights for the three months and nine months ended September 30, 2017 and 2016, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2017 and 2016.

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

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund's assets are deposited with over- the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

Results of Operations

The returns for the nine months ended September 30, 2017 and 2016 were (6.06)% and (10.07)%, respectively. During the nine months ended September 30, 2017 and 2016, the Fund accrued brokerage fees in the amount of $17,104,244 and $26,461,305, respectively, and paid brokerage fees in the amount of $17,778,507 and $27,084,441, respectively. No performance fees were accrued or paid during these periods.

2017 (For the Nine Months Ended September 30)

Of the (6.06)% year to date return, approximately (0.81)% was due to trading losses (before commissions) and approximately (6.12)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.87% due to investment income. An analysis of the (0.81)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(7.87)%
Currencies	(3.55)%
Interest Rates	(4.20)%
Stock Indices	14.81%
(0.81)%

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

Gains in stock indexes, FX, and interest rates led to a profitable February as profits came from stock indexes, foreign exchange, and interest rate positions while commodity holdings produced some partially offsetting losses for the Fund. Stock index holdings contributed some of the strongest gains to the Fund. Long holdings across the Fund’s universe of global stock  indexes benefited from generally  better than expected economic data. The Bloomberg US indicator of economic surprises reached its strongest level since 2012. Solid fourth quarter 2016 corporate earnings reports also helped to fuel the rally, along with a steadily improving US labor market. Stock markets continued to look past the new Trump administration’s lack of policy implementation details and focused more on the potential benefits that tax reform, deregulation, and infrastructure spending might provide to global economies. Foreign exchange (FX) produced some additional gains as the Fund's models took advantage of the mixed performance among the developed and emerging FX markets. Long positioning on higher-yielding currencies, such as the South African rand which rallied over 3% in February, proved profitable. A short position on the euro also showed a gain when it weakened on the back of French election concerns in the EU. Interest rate holdings also produced profits. Long positioning on longer-dated instruments within Germany provided some of the best gains. German 5-year and 10-year notes both rallied on a flight to quality move as investors grew more concerned about the spring French Presidential election. Marine Le Pen, the head of the far-right French Front National Party who has threatened to try to pull France out of the EU if elected, rose in the polls during the month. Commodity holdings modestly detracted from the February gains for the Fund. Profits from precious metals (mostly from silver) and industrial metals (mostly from aluminum) were more than offset by losses in the other sub-sectors. Grains were one of the worst performing sub-sectors as a short position on wheat suffered as the market rose to a 7- month high amid tight global ending stock projections.

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

April gains came from stock index, foreign exchange, and interest rate holdings while commodities produced some partially offsetting losses for the Fund. Stock index holdings contributed the strongest profits to the Fund during the month. Global stock markets generally shook off new tensions with North Korea and a US cruise-missile strike on targets in Syria. A market-friendly French election outcome, above-trend US earnings growth, and movement on a number of policies by the White House all provided a positive offset to the worrisome news. Long positioning on global stock indexes benefitted from the gains shown by equities during the month with some of the best profits coming from the United States and Hong Kong. Foreign exchange holdings added to the Fund gains during April. A short position on the Canadian dollar (versus the US dollar) benefitted as the loonie fell in value after President Trump announced a planned tariff on softwood lumber imports from Canada and also threatened to withdraw from the North American Free Trade Agreement (NAFTA). Some partially offsetting losses were seen from a short on the euro (versus the US dollar) when currency markets cheered the French election outcome and sent the euro sharply higher late in the month. Interest rate positions produced some additional profits. Long positioning on 10- year notes in Canada and Japan saw some of the best monthly gains within the sector as yields fell in those countries which sent bond prices higher. Commodity holdings produced losses during the month. Long positioning on crude suffered when that market saw a price drop as record US crude stockpiles began to raise doubts about OPEC’s ability to curtail a global supply glut. Long holdings on the industrial metals showed losses when an unwind of the global reflation trade pushed commodity prices lower. Some gains were found in long positioning on live cattle which saw sharp price gains amid supply concerns following declines in slaughter estimates and a drop in cold storage inventories.

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

The Fund showed a loss in June led by down interest rate holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Fund’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Fund during June. Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Fund. Late in the month, Mario Draghi, President of the European Central Bank (ECB), gave a speech at the opening of the ECB's Forum on Central Banking which heightened expectations for monetary policy tapering in Europe. In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages. The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come. The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Fund. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month. Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions. The loonie appreciated about 4% versus the US dollar as the BOC kick- started the theme of policy normalization which led to losses. Long holdings on global stock indexes ended the month showing little impact on the Fund. Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

The Fund showed a gain in July led by foreign exchange and stock index positions, while commodity and interest rate holdings produced partially offsetting losses during the month. Foreign exchange positions produced some of the strongest monthly gains for the Fund. Broad-based US dollar weakness during July was the result of expectations that the US Federal Reserve would have to pause their recent path of higher interest rates due to weaker inflation readings for the US economy. In addition, the unpredictability of the Trump administration and the general inability of the US Congress to make progress on any substantive policy priorities weighed on the US currency. Some of the best gains were found in long positioning on the Australian dollar, euro, Canadian dollar, and Norwegian krone (all versus short US dollars). Long holdings on global stock indexes also contributed to profits. Some of the best returns were found in Hong Kong, the United States, India, and the Netherlands. Second quarter earnings reports were generally stronger than expected and a less hawkish US Federal Reserve both provided a tailwind for stocks. Equities saw a period of unusually low volatility with the S&P VIX index touching an all-time low during July. Commodity holdings produced some of the largest losses during July. A short soybean holding drove losses in the grains sub-sector as the market rallied amid lowered crop conditions. A short position on silver was hurt amid higher demand and a weaker US dollar which conspired to send the price of the precious metal higher. In the softs sub-sector, a coffee short suffered as that market advanced to a 3-month high amid the weaker dollar and falling expectations for the Brazilian crop. Small offsetting gains were found in the energy sub-sector where a long on gasoline benefited from higher prices as crude inventories showed a contraction during the month. Interest rate positions produced some smaller losses for the Fund. Choppy price action was difficult for the trading systems to navigate as rate markets grappled with changing central bank messaging and a consolidation of the sharp sell-off seen in June.

The Fund showed a gain in August led by interest rate and commodity holdings, while foreign exchange and stock index positions produced some partially offsetting losses during the month. Interest rate positions produced the best gains for the Fund. Long positioning on German and Japanese long-term interest rate notes contributed some of the best sector gains. Early in the month, a spike in demand for safe-haven assets drove bond prices higher amid new threats by North Korea to launch missiles at the US territory of Guam. Later in the month, bonds benefitted again when North Korea launched a missile that flew over Japan, triggering a new round of safety-seeking trades. Commodity holdings produced some additional profits during August. Long positioning on copper and zinc experienced gains on the back of strengthening Chinese demand and improving macro conditions. Short wheat positions also produced profits as those markets sold-off amid steady harvest progress and improved crop ratings. The Fund experienced some partially offsetting losses in the energies, precious metals, and meats sub-sectors. Foreign exchange positions produced losses for the Fund, as long positioning on the New Zealand dollar (versus the US dollar) suffered when that country’s central bank took a more dovish tone in the monetary policy statement they issued early in August. The head of their central bank, Graeme Wheeler, then continued to jaw-bone down the currency in speeches later in the month. Long positioning on the British pound (versus the US dollar) also caused losses when that currency fell in value as UK economic data lagged Europe and prospects for higher UK interest rates diminished. Global stock indexes also contributed to losses during the month. Short positioning on the S&P 500 Volatility Index (also known as the VIX) produced losses for the Fund as that index shot up more than 30% amid the North Korean missile threats early in August. Some partially offsetting gains were found in a long holding on the Hang Seng Index in Hong Kong which continued its strong year-to-date uptrend.

September losses came from foreign exchange, commodity, and interest rate holdings, while stock index positions produced some partially offsetting gains during the month. Foreign exchange positions produced losses for the Fund. Short US dollar positioning against a variety of developed market and emerging market currencies drove the Fund declines. The US dollar began to strengthen post the September 20th Federal Open Market Committee (FOMC) interest rate meeting. On balance, the FOMC communication was more hawkish than expected. Later in the month, several FOMC members reinforced the hawkish rhetoric which cemented expectations for one more interest rate   hike in 2017 which fueled the US dollar higher, hurting the Fund. Commodity holdings produced additional losses during September. The biggest sub-sector losses were found within the industrial metals complex. Long   positioning on copper and nickel suffered due to the stronger US dollar and amid several bearish developments in China. Long positioning on gasoline also led to losses when that market sold-off as the impact from Hurricane Harvey on the Gulf Coast refinery infrastructure was less severe than originally expected. Interest rate positions created further losses for the Fund. Long positioning on German government notes produced some of the largest losses within the sector. German notes fell in tandem with US notes as a reflation trade fueled by President Trump’s tax overhaul plan generally pushed global yields higher. Global stock indexes contributed some partially offsetting gains for the Fund. Long positioning in Japan, the United States, and continental Europe produced some of the best gains. A weaker yen helped boost shares in Japan. In the US, shares traded higher as prospects for tax reform trumped two major hurricanes and threats from North Korea. A still accommodative European central bank and the reelection of Chancellor Angela Merkel in Germany kept a strong tailwind behind stocks in that region.

2016 (For the Nine Months Ended September 30)

Of the (10.07)% year to date return, approximately (4.59)% was due to trading losses (before commissions) and approximately (6.09)% due to brokerage fees, operating expenses and offering costs, offset by approximately 0.61% due to investment income earned by the Fund. An analysis of the (4.59)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.72)%
Currencies	(2.46)%
Interest Rates	4.93%
Stock Indices	(1.34)%
(4.59)%

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2017 and December 31, 2016 and the trading gains/losses by market category for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.52%	(7.87)%
Currencies	0.82%	(3.55)%
Interest Rates	0.46%	(4.20)%
Stock Indices	1.01%	14.81%
Aggregate/Total	1.38%	(0.81)%

*
- The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
- Of the (6.06)% year to date return, approximately (0.81)% was due to trading losses (before commissions) and approximately (6.12)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.87% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2017, by market sector.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2017.

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

U.S. Treasury Bill Positions for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to- market losses on the Fund's U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP

10.02	Global Institutional Master Custody Agreement (1)

31.01	Certification of G William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2017 and 2016, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2017 and 2016, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2017 and 2016, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2017 and 2016, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2017 and 2016, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2017 and 2016, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 14, 2017	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer