Form 10-K
period 2017-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2018-03-29
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to __________

or

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND
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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See  the  definitions of "large  accelerated filer,"  "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The Registrant has no voting stock. As of December 31, 2017 there were 113,775.724 Units of General and Limited Partnership Interest issued and outstanding.

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

The Fund trades pursuant to the Campbell Managed Futures Portfolio (the "CMF Portfolio"), formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter ("OTC") contracts may also be included or eliminated from time to time at Campbell & Company's sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2017 is as follows: 18% to interest rates, 27% to foreign exchange, 21% to commodities, and 34% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust Company to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

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

Commodities		Interest Rates		Equity Indices		Foreign Exchange (1)
Aluminum	London Brent Crude	Australian 90-Day Bill	Short Sterling	Amsterdam Exchange Index	OMX Stock Index	Australian Dollar (2)	Mexican Peso
Coffee	London Gas Oil	Australian 3-Year Bond	Treasury Notes/2-Year	CAC 40 Stock Index	Russell 2000 Index	Brazilian Real	New Zealand Dollar
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/5-Year	DAX	S&P 400 Index	British Pound (2)	Norwegian Krone
Corn	Natural Gas	Canadian 10-Year Bond	Treasury Notes/10-Year	DJ Euro Stoxx 50	S&P 500 Index	Canadian Dollar (2)	Philippine Peso
Cocoa	Nickel	Canadian 90-Day Bill	Treasury Bond/30-Year	DJ Index	S&P 500 Volatility Index	Chilean Peso	Polish Zloty
Cotton	Palladium	Euro-BTP Italian Gov Bond	Treasury Ultra Long Bond	FTSE 100 Index	S&P Canada 60 Index	Chinese Renminbi	Russian Ruble
Crude Oil	Platinum	Euro-BUND		FTSE China A50	SPI 200 Index	Chinese Yuan	Singapore Dollar
Feeder Cattle	Silver	Euro-BOBL		FTSE JSE Top 40	SGX CNX Nifty	Colombian Peso	South African Rand
Gold	Soybean Meal	Euro-Buxl 30-Year Bond		FTSE MIB	TOPIX	Czech Koruna	South Korean Won
Heating Oil	Soybean Oil	Euro-OAT French 10-Year Bond		Hang Seng Index		Euro (2)	Swedish Krona
High Grade Copper	Soybeans	Euro-Schatz		IBEX35 Stock Index		Hungarian Forint	Swiss Franc (2)
KC Hard Red-Winter Wheat	Sugar #11 (World)	Eurodollar		MSCI Singapore		Indian Rupee	Taiwan Dollar
Lead	Wheat	Euribor		MSCI Taiwan		Indonesian Rupiah	Turkish Lira
Lean Hogs	Zinc	Japanese 10-Year Bond		NASDAQ 100 Index		Israeli Shekel
Live Cattle		Long Gilt		Nikkei		Japanese Yen (2)

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates

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

The SEC and the CFTC under Dodd-Frank also have the authority to require most liquid swaps, under their respective jurisdiction, to be traded and executed on trading facilities. The CFTC has already subjected certain kinds of swaps to this platform execution requirement and it is expected that additional swaps will become subject to this requirement in the future. It is not yet clear when the parallel SEC requirements will go into effect. Moving trading to an exchange-type system may increase market transparency and liquidity but may require the Trust to incur increased expenses to access the same types of swaps.  Rules adopted by the CFTC in 2012 also require centralized reporting of detailed information about many types of cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, these rules place potential additional administrative obligations on the Fund, and the safeguards established to protect anonymity may not function as expected.

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

Futures and Forwards Trading is Highly Speculative and Volatile

Futures and forwards trading is speculative, and is not intended to be a complete investment program. Futures and forwards have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures and forwards trading is designed only for sophisticated investors who are able to bear the risk of capital loss. There can be no assurance that your account will achieve its investment objectives. Prospective investors are cautioned that they could lose all or substantially all of their investment. Prospective investors should understand that their account's performance can be volatile.

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

Credit Default Swaps

The Fund may invest in credit default swaps ("CDS").  CDS can be used to implement a trader’s view that a particular credit, or group of credits, will experience credit improvement or deterioration.  The typical CDS requires the seller to pay to the buyer, in the event that a particular reference entity experiences specified credit events, the difference between the notional amount of the contract and the value of a portfolio of securities issued by the reference entity that the buyer delivers to the seller. In return, the buyer agrees to make periodic and/or upfront payments equal to a fixed percentage of the notional amount of the contract.  The Fund may also purchase or sell CDS on a basket of reference entities or an index.  In circumstances in which the Fund is the credit default swap buyer and does not own the debt securities that are deliverable under a credit default swap, the Fund is exposed to the risk that deliverable securities will not be available in the market, or will be available only at unfavorable prices, as would be the case in a so-called “short squeeze.”  While the credit default swap market auction protocols reduce this risk, it is still possible that an auction will not be organized or will not be successful.  In certain instances of issuer defaults or restructurings (for those CDS for which restructuring is specified as a credit event), it has been unclear under the standard industry documentation for CDS whether or not a “credit event” triggering the seller’s payment obligation had occurred.  The creation of the CDS Determinations Committee in April 2009 was intended to reduce this uncertainty and create uniformity across the market, although it is possible that the efforts of the CDS Determinations Committee will not fully meet these goals.  In either of these cases, the Fund would not be able to realize the full value of the credit default swap upon a default by the reference entity.  As a seller of CDS, the Fund incurs leveraged exposure to the credit of the reference entity and is subject to many of the same risks it would incur if it were holding debt securities issued by the reference entity.  However, the Fund will not have any legal recourse against the reference entity and will not benefit from any collateral securing the reference entity’s debt obligations.  In addition, in the event the CDS Determinations Committee does not establish a cash settlement auction and identify the relevant deliverable securities, the credit default swap buyer will have broad discretion to select which of the reference entity’s debt obligations to deliver to the Fund following a credit event and will likely choose the obligations with the lowest market value in order to maximize the payment obligations of the Fund.  Given the recent sharp increases in volume of CDS trading in the market, settlement of CDS may also be delayed beyond the time frame originally anticipated by counterparties.  Such delays may adversely impact the Fund’s ability to otherwise productively deploy any capital that is committed with respect to such contracts.

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

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  Dodd-Frank mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses.  The CFTC has now implemented mandatory clearing rules for 4 classes of interest rate swaps and 2 classes of index credit default swaps. The CFTC will also consider whether to propose mandatory clearing requirements for agricultural swaps, energy swaps, broad-based equity swaps, and foreign exchange non-deliverable forwards. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC or CFTC mandated margin requirements.  OTC derivatives dealers typically demand the unilateral ability to increase the Fund's collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums.  The bank regulators and the CFTC have imposed margin requirements on non-cleared OTC derivatives and new requirements that apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it.  OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers' trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank.  This has and will continue to increase the OTC derivative dealers' costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees, and less favorable dealer marks.

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

The CFTC now also requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when the parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to all of the rules of the exchange or execution facility, which could bring additional risks and liabilities, and potential additional regulatory requirements.

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

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Fund

During 2008 - 2009, the global financial markets experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

The Fund, in particular, is dependent upon the use of leverage in implementing its investment strategy across the markets and instruments described herein.  Any regulatory limitations may have a materially adverse impact on the Fund

The futures markets are subject to comprehensive statutes, regulations and margin requirements.  In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

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

New Partnership Audit Rules

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Fund.

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

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2017, there were 5,176 Limited Partners in the Registrant and 113,775.724 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Total Assets	$278,543	$397,752	$553,875	$690,656	$727,627
Total Partners' Capital	270,904	376,646	545,463	676,482	710,325
Total Net Trading Gain (Loss) (includes brokerage commissions)	17,080	(41,304)	(503)	144,246	113,936
Net Income (Loss)	(2,310)	(72,322)	(44,367)	100,452	60,888
Net Income (Loss) Per General and Limited Partner Unit *	(17.18)	(397.20)	(208.71)	398.71	200.29
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(7.79)	(410.88)	(222.65)	461.28	178.78
Weighted Average Number of Units Outstanding	134,438.733	182,079.450	212,574.520	251,943.822	304,003.690

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2017 and 2016.

	1st Qtr. 2017	2nd Qtr. 2017	3rd Qtr. 2017	4th Qtr. 2017
Total Net Trading Gain (Loss) (includes brokerage commissions)	$787	$(11,377)	$6,447	$21,223
Net Income (Loss)	(4,842)	(16,328)	2,018	16,842
Net Income (Loss) per General and Limited Partner Unit *	(31.72)	(118.72)	15.69	141.57
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(32.23)	(124.15)	11.63	136.96
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,356.60	2,232.45	2,244.08	2,381.04
Weighted Number of Units Per Period	152,663.449	137,528.741	128,596.893	118,965.849

	1st Qtr. 2016	2nd Qtr. 2016	3rd Qtr. 2016	4th Qtr. 2016
Total Net Trading Gain (Loss) (includes brokerage commissions)	$4,068	$(14,941)	$(15,135)	$(15,296)
Net Income (Loss)	(4,677)	(22,809)	(22,847)	(21,989)
Net Income (Loss) per General and Limited Partner Unit *	(24.29)	(122.10)	(127.71)	(129.30)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(28.05)	(121.36)	(132.65)	(128.82)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,771.66	2,650.30	2,517.65	2,388.83
Weighted Number of Units Per Period	192,556.310	186,809.626	178,894.175	170,057.689

*	Based on weighted average number of units outstanding during the period.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust Company to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

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

Results of Operations

The returns for the years ended December 31, 2017, 2016, and 2015 were (0.33)%, (14.68)%, and (7.37)%, respectively. During the years ended December 31, 2017, 2016 and 2015, the Fund accrued brokerage fees in the amounts of $22,077,027, $33,665,203, and $44,538,157, respectively, and paid brokerage fees in the amounts of $22,771,857, $34,574,840, and $45,335,134, respectively. No performance fees were accrued or paid during the years ended December 31, 2017, 2016 and 2015.

2017 (For the Year Ended December 31)

Of the (0.33)% year to date return, approximately (8.15)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 6.67% was due to trading gains (before commissions) and approximately 1.15% due to investment income. An analysis of the 6.67% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.08)%
Currencies	(5.06)%
Interest Rates	(4.29)%
Stock Indices	21.10%
6.67%

FX and commodity losses offset gains in stock indices led to a down January as losses came from foreign exchange, commodity, and interest rate positions while stock index holdings produced some partially offsetting gains. Foreign exchange (FX) produced some of the largest losses during the month.  Positioning within FX was broadly long the US dollar versus most other major currencies.  Following the election of Donald Trump, the US dollar strengthened and our trading systems generally aligned positioning with that momentum.  However, January saw a reversal of this trend as investors pared back their bullish bets on the greenback amid worries that President Trump was focusing more on protectionism than on pro-growth economic policies.  Our FX holdings suffered as a result of this broad reversal in the US dollar. Commodity holdings added to the January losses.  Within the energy sub-sector, long positioning on gasoline produced losses amid bearish inventory data.  Short soybean holdings, part of the grains sub-sector, experienced losses due to a weakening US dollar and flood conditions in Argentina.  In the softs sub-sector, a short on coffee saw losses due to a stronger Brazilian real and a downgrade to Brazil’s output forecast.  Some partially offsetting gains came from the industrial metals sub-sector.  Long positioning on zinc, copper, and aluminum all saw gains amid a combination of bullish fundamentals, especially from China, and some supply disruptions. Interest rate holdings also produced losses.  Long holdings on the German 10-year note saw declines as bond prices fell amid rising inflation in the Eurozone.  Inflation reached a 4-year high and approached the ECB’s stated 2% target. Stock index holdings contributed some offsetting gains.  Long holdings across our universe of global stock indices benefited from a continuation of the rally that started with the election of Trump and his expected reflationary policies.  Concerns over President Trump’s Executive Order limiting some immigration into the US capped gains late in the month as some investors became unnerved by the action.

Gains in stock indices, FX, and interest rates led to a profitable February as profits came from stock indices, foreign exchange, and interest rate positions while commodity holdings produced some partially offsetting losses for the Fund. Stock index holdings contributed some of the strongest gains to the Fund.  Long holdings across the Fund’s universe of global stock indices benefited from generally better than expected economic data.  The Bloomberg US indicator of economic surprises reached its strongest level since 2012.  Solid fourth quarter 2016 corporate earnings reports also helped to fuel the rally, along with a steadily improving US labor market.  Stock markets continued to look past the new Trump administration’s lack of policy implementation details and focused more on the potential benefits that tax reform, deregulation, and infrastructure spending might provide to global economies. Foreign exchange (FX) produced some additional gains as the Fund's models took advantage of the mixed performance among the developed and emerging FX markets.  Long positioning on higher-yielding currencies, such as the South African rand which rallied over 3% in February, proved profitable.  A short position on the euro also showed a gain when it weakened on the back of French election concerns in the EU. Interest rate holdings also produced profits.  Long positioning on longer-dated instruments within Germany provided some of the best gains.  German 5-year and 10-year notes both rallied on a flight to quality move as investors grew more concerned about the spring French Presidential election.  Marine Le Pen, the head of the far-right French Front National Party who has threatened to try to pull France out of the EU if elected, rose in the polls during the month. Commodity holdings modestly detracted from the February gains for the Fund.  Profits from precious metals (mostly from silver) and industrial metals (mostly from aluminum) were more than offset by losses in the other sub-sectors.  Grains were one of the worst performing sub-sectors as a short position on wheat suffered as the market rose to a 7-month high amid tight global ending stock projections.

Mixed performance across the asset classes traded led to a down March as losses came from interest rate, foreign exchange, and commodity positions while stock index holdings produced some partially offsetting gains. Interest rate holdings produced some of the largest losses during the month.  Long positioning on instruments within Germany sold off on higher EU inflation readings and as investors grew more comfortable that anti-EU political populism in France and the Netherlands was stalling.  Short positioning within the US was hurt when fixed income instruments reversed the recent downtrend mid-month amid a less hawkish Federal Open Market Committee ("FOMC") message communicated after their decision to hike interest rates on March 15th. Foreign exchange produced some additional losses as our models failed to successfully navigate a choppy month of price action for the US dollar.  For example, long positioning on the New Zealand dollar (kiwi) suffered early in the month as that currency weakened against the US dollar leading up to the mid-month FOMC meeting which was widely expected to be hawkish.  Our models then flipped to short the kiwi only to see the currency begin to strengthen when the US dollar sold off on the more dovish than expected message delivered by the Federal Reserve. Commodity holdings modestly detracted from the Fund during March.  Some of the largest monthly losses came from the energy, precious metal, industrial metal, and meat sub-sectors.  Partially offsetting gains were found in the soft commodity and grain sub-sectors, with some of the best profits coming from sugar and wheat.  Stock index holdings contributed the strongest profits to the Fund during the month.  Some of the best gains were found via long positions on European stock indices which benefited from the ongoing global reflation trade and dampening concerns around anti-EU political populism in the region.  Our models also saw success in Asia as long positioning within Australia, Hong Kong, and Taiwan proved profitable as ongoing improvements in the Chinese economy, linked with enduring hopes for US tax reform and infrastructure spending, supported shares around the globe.

April gains came from stock index, foreign exchange, and interest rate holdings while commodities produced some partially offsetting losses for the Fund. Stock index holdings contributed the strongest profits to the Fund during the month.  Global stock markets generally shook off new tensions with North Korea and a US cruise-missile strike on targets in Syria.  A market-friendly French election outcome, above-trend US earnings growth, and movement on a number of policies by the White House all provided a positive offset to the worrisome news.  Long positioning on global stock indices benefitted from the gains shown by equities during the month with some of the best profits coming from the United States and Hong Kong. Foreign exchange holdings added to the Fund gains during April.  A short position on the Canadian dollar (versus the US dollar) benefitted as the loonie fell in value after President Trump announced a planned tariff on softwood lumber imports from Canada and also threatened to withdraw from the North American Free Trade Agreement (NAFTA).  Some partially offsetting losses were seen from a short on the euro (versus the US dollar) when currency markets cheered the French election outcome and sent the euro sharply higher late in the month. Interest rate positions produced some additional profits.  Long positioning on 10-year notes in Canada and Japan saw some of the best monthly gains within the sector as yields fell in those countries which sent bond prices higher. Commodity holdings produced losses during the month.  Long positioning on crude suffered when that market saw a price drop as record US crude stockpiles began to raise doubts about OPEC’s ability to curtail a global supply glut.  Long holdings on the industrial metals showed losses when an unwind of the global reflation trade pushed commodity prices lower.  Some gains were found in long positioning on live cattle which saw sharp price gains amid supply concerns following declines in slaughter estimates and a drop in cold storage inventories.

May shows losses caused by foreign exchange and commodity positions, while stock index and interest rate holdings produced partially offsetting gains for the Fund. Foreign exchange holdings produced some of the largest losses during May.  Long positioning on the US dollar against most developed currencies drove the decline.  An ongoing unwind of the Trump-induced reflation-trade, linked with some mixed US economic data and generally stronger European data, conspired to send the greenback lower during the month.  The political turmoil that gripped Washington DC added to the US dollar angst while a soothing of political tensions in Europe, due to the election of Emmanuel Macron in France, helped support European currencies. Commodity holdings also produced losses during the month.  Long positioning on natural gas suffered when that market saw a price drop as mild weather in the US reduced demand and as a new trade agreement with China is expected to encourage US drillers to produce more of the commodity.  A short cocoa position suffered amid flood conditions and unrest in the Ivory Coast which sent prices higher.  The grains produced some partially offsetting gains as a short soybean position profited from a sell-off in that market due to continued concerns surrounding increased South American planting expectations and steady US planting progress. Long holdings on global stock indices contributed some of the strongest profits to the Fund.  Some of the best gains were seen in Hong Kong and the US as technology stocks performed particularly well.  Improving global growth, linked with still-accommodative central banks and ongoing hope the Trump administration will ultimately get tax reform and infrastructure spending passed, kept the buy-the-dip mentality firmly in place.  Interest rate positions produced additional profits.  Long positioning on 10-year notes in Canada, Australia, and Germany produced gains as central banks in those regions indicated they planned to remain patient with their accommodative policies.

The Fund showed a loss in June led by down interest rate holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Fund’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Fund during June.  Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Fund.  Late in the month, Mario Draghi, President of the European Central Bank (ECB), gave a speech at the opening of the ECB's Forum on Central Banking which heightened expectations for monetary policy tapering in Europe.  In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages.  The US has already embarked on a series of interest rate hikes and the FOMC has indicated that more hikes are likely to come.  The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Fund. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month.  Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions.  The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indices ended the month showing little impact on the Fund.  Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

The Fund showed a gain in July led by foreign exchange and stock index positions, while commodity and interest rate holdings produced partially offsetting losses during the month. Foreign exchange positions produced some of the strongest monthly gains for the Fund.  Broad-based US dollar weakness during July was the result of expectations that the US Federal Reserve would have to pause their recent path of higher interest rates due to weaker inflation readings for the US economy.  In addition, the unpredictability of the Trump administration and the general inability of the US Congress to make progress on any substantive policy priorities weighed on the US currency.  Some of the best gains were found in long positioning on the Australian dollar, euro, Canadian dollar, and Norwegian krone (all versus short US dollars). Long holdings on global stock indices also contributed to profits.  Some of the best returns were found in Hong Kong, the United States, India, and the Netherlands.  Second quarter earnings reports were generally stronger than expected and a less hawkish US Federal Reserve both provided a tailwind for stocks.  Equities saw a period of unusually low volatility with the S&P VIX index touching an all-time low during July. Commodity holdings produced some of the largest losses during July.  A short soybean holding drove losses in the grains sub-sector as the market rallied amid lowered crop conditions.  A short position on silver was hurt amid higher demand and a weaker US dollar which conspired to send the price of the precious metal higher.  In the softs sub-sector, a coffee short suffered as that market advanced to a 3-month high amid the weaker dollar and falling expectations for the Brazilian crop.  Small offsetting gains were found in the energy sub-sector where a long on gasoline benefited from higher prices as crude inventories showed a contraction during the month. Interest rate positions produced some smaller losses for the Fund.  Choppy price action was difficult for the trading systems to navigate as rate markets grappled with changing central bank messaging and a consolidation of the sharp sell-off seen in June.

The Fund showed a gain in August led by interest rate and commodity holdings, while foreign exchange and stock index positions produced some partially offsetting losses during the month. Interest rate positions produced the best gains for the Fund.  Long positioning on German and Japanese long-term interest rate notes contributed some of the best sector gains.  Early in the month, a spike in demand for safe-haven assets drove bond prices higher amid new threats by North Korea to launch missiles at the US territory of Guam.  Later in the month, bonds benefitted again when North Korea launched a missile that flew over Japan, triggering a new round of safety-seeking trades. Commodity holdings produced some additional profits during August.  Long positioning on copper and zinc experienced gains on the back of strengthening Chinese demand and improving macro conditions.  Short wheat positions also produced profits as those markets sold-off amid steady harvest progress and improved crop ratings.  The Fund experienced some partially offsetting losses in the energies, precious metals, and meats sub-sectors. Foreign exchange positions produced losses for the Fund.  Long positioning on the New Zealand dollar (versus the US dollar) suffered when that country’s central bank took a more dovish tone in the monetary policy statement they issued early in August.  The head of their central bank, Graeme Wheeler, then continued to jaw-bone down the currency in speeches later in the month.  Long positioning on the British pound (versus the US dollar) also caused losses when that currency fell in value as UK economic data lagged Europe and prospects for higher UK interest rates diminished. Global stock indices also contributed to losses during the month.  Short positioning on the S&P 500 Volatility Index (also known as the VIX) produced losses for the Fund as that index shot up more than 30% amid the North Korean missile threats early in August.  Some partially offsetting gains were found in a long holding on the Hang Seng Index in Hong Kong which continued its strong year-to-date uptrend.

September losses came from foreign exchange, commodity, and interest rate holdings, while stock index positions produced some partially offsetting gains during the month. Foreign exchange positions produced losses for the Fund.  Short US dollar positioning against a variety of developed market and emerging market currencies drove the Fund declines.  The US dollar began to strengthen post the September 20th FOMC interest rate meeting.  On balance, the FOMC communication was more hawkish than expected.  Later in the month, several FOMC members reinforced the hawkish rhetoric which cemented expectations for one more interest rate hike in 2017 which fueled the US dollar higher, hurting the Fund.  Commodity holdings produced additional losses during September.  The biggest sub-sector losses were found within the industrial metals complex.  Long positioning on copper and nickel suffered due to the stronger US dollar and amid several bearish developments in China.  Long positioning on gasoline also led to losses when that market sold-off as the impact from Hurricane Harvey on the Gulf Coast refinery infrastructure was less severe than originally expected. Interest rate positions created further losses for the Fund.  Long positioning on German government notes produced some of the largest losses within the sector.  German notes fell in tandem with US notes as a reflation trade fueled by President Trump’s tax overhaul plan generally pushed global yields higher.  Global stock indices contributed some partially offsetting gains for the Fund.  Long positioning in Japan, the United States, and continental Europe produced some of the best gains.  A weaker yen helped boost shares in Japan.  In the US, shares traded higher as prospects for tax reform trumped two major hurricanes and threats from North Korea.  A still accommodative European central bank and the reelection of Chancellor Angela Merkel in Germany kept a strong tailwind behind stocks in that region.

October gains came from stock index, commodity, and interest rate holdings, while foreign exchange positions produced some partially offsetting losses during the month. Long positioning on global stock indices drove some of the strongest gains for the Fund during the month.  A synchronized upswing in global growth, earnings recovery, and still-supportive global monetary policy have been the key tenets of a fundamental narrative that has boosted stocks this year. All three dynamics were on display during October.  Global economic data was generally better-than-expected, as were third quarter corporate earnings reports.  Most global central banks continued to maintain a dovish bias.  The European Central Bank (ECB) announced a “dovish taper” to their quantitative easing program that was well received by global markets.  Traction in Washington DC around US tax reform provided an added tailwind for equity prices. Commodity holdings produced some additional profits during October.  A long position on Brent crude produced some of the best gains within the energy sub-sector.  A combination of ongoing production cuts from OPEC and supply disruptions combined to push prices higher.  Long positioning on copper, nickel, and zinc produced gains as industrial metal prices rose amid bullish dynamics emanating from China.  Interest rate positions added to the gains for the Fund.  Long holdings on sovereign European notes benefitted when the ECB monetary policy announcement was more dovish than expected which pushed the securities higher as yields fell.  Tensions in Spain around Catalonia’s bid for independence also drove flight-to-safety buying in the instruments. Foreign exchange positions contributed some partially offsetting losses for the Fund.  Short US dollar positioning (against a variety of currencies) suffered amid a broad-based rise in the greenback during the month.  The possibility for tax reform in the US linked with expectations for yet another interest rate hike from the Federal Reserve in December helped to boost the US currency to three-month highs.

The Fund showed a gain in November from stock indices, interest rates, and foreign exchange, while commodity positions produced some partially offsetting losses.  Long positioning on global stock indices drove the strongest gains for the Fund during the month with the US, Hong Kong, and Japan producing some of the best returns.  Positive developments out of Washington DC regarding US tax reform proved to be a major tailwind for many indices, as was a stronger-than-expected third quarter corporate earnings season.  European indices produced some partially offsetting losses during the month as a stronger euro and some regional political angst produced underperformance from those markets. Interest rate positions provided small gains to the Fund.  Gains in Australia, France, Japan, and Italy were partially offset by losses in the US, Germany, and the United Kingdom.  Trendless, range bound price action was seen across most of the global interest rate markets traded within the Fund, leading to subdued profits. Foreign exchange positions contributed some additional profits.  A long holding on the euro (versus the US dollar) was one of the best performing positions.  The euro rose in value against the US dollar amid steadily improving economic fundamentals in the euro-zone as evidenced by Germany’s economy, Europe’s largest, reporting its best Gross Domestic Product (GDP) number since 2011. Commodity holdings produced the largest offsetting losses during November.  Precious metals were one of the worst performing sub-sectors.  Both gold and silver experienced choppy intra-month price action caused by conflicting drivers which proved difficult for our quantitative trading systems to successfully navigate.  Long positioning on the meat complex suffered as prices fell amid supply concerns.  Falling industrial metal prices produced some losses as long positioning suffered from signs of a Chinese economic slowdown as that government looks to reign in growth.

Gains in December came from commodity and stock index holdings, while interest rate and foreign exchange positions produced some partially offsetting losses. Commodity holdings produced some of the largest Fund gains during the month.  Long positioning within the crude complex, specifically on Brent, Gasoil, and WTI Crude, produced some of the best profits.  The Brent holding profited as that product rose to two-and-a-half year highs due to supply concerns.  Long holdings on the base metals complex, notably on zinc, aluminum, and copper, also showed gains as a slew of Chinese supply disruptions set a year-end rally into motion, benefitting the Fund. Long positioning on global stock indices drove additional profits for the Fund.  Global stock indices showed some mixed returns during the month.  Long positioning on indices within the United States, the United Kingdom, Australia, and Canada produced some of the best results.  Successful passage of US tax reform helped US indices, while bullish commodity price action was supportive of the other indices as they have more concentrated exposure to stocks tied to the oil and metals markets. Interest rate positions, primarily from long-dated bond markets, created some of the largest losses for the Fund.  Long positioning on sovereign bond markets in Australia, Germany, Italy, and the United States experienced some of the worst losses amid a synchronized global sell-off which caused yields to rise.  The sell-off was sparked by an amalgamation of bearish drivers including more hawkish central banks, higher expected issuance by governments, and growing concern that US tax reform, linked with persistently stronger global growth, will start to increase inflationary pressures. Foreign exchange positioning, specifically in developed FX markets, also generated losses during December.  Short positioning across some of the commodity currencies, the New Zealand dollar, Australian dollar, and Canadian dollar (all versus the US dollar) suffered as those currencies appreciated in value.  Intra-month strength in the energy and industrial metal complexes provided a tailwind for these currencies.

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
(7.39)%

The Fund showed a gain during January as profits came from foreign exchange, interest rate, and commodity holdings while stock indices provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains.  Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex.  Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called "BREXIT"). Interest rate positions provided additional gains to the Fund during January, particularly from the non-trend systems.  Long positioning on both long-dated and short-dated instruments experienced profits.  The sharp sell-off in global stock indices fueled safe-haven buying in interest rate products.  In addition, ongoing dovish commentary from global central banks added to the upward price pressure.  In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative interest rate policy that fueled additional buying of global interest rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains.  Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane.  Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China.  A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indices showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.

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

March showed losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March.  Short positioning across the petroleum complex suffered when those markets moved higher in response to an Organization of the Petroleum Exporting Countries (OPEC) announcement that the organization had scheduled a mid-April meeting to discuss output levels.  Natural gas shorts hurt the Fund as well as that product rallied amid larger than expected inventory draws.  Short holdings on the grain markets also led to losses with soybeans being one of the worst performers.  Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher.  Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses.  Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies.  A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L.  Price action during March was very choppy making it difficult for some systems to find and hold profitable trades.  The first half of the month saw fixed income prices chop lower as stock prices moved higher.  The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact.  Global equity indices generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  The Fund held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.

The Fund showed a steep decline in April as losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering.  Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Fund.  Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower.  Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Fund during April.  Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses.  Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived "risk-on" environment.  A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets.  Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models. Global equity indices generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  Foreign exchange positions added additional losses.  Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (BREXIT).

Losses in commodities and foreign exchange leave the Fund with a decline in May. Commodity positions from both the trend and non-trend models provided losses to the Fund.  Long holdings on gold and silver both suffered as the US dollar strengthened during the month.  Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing.  In the meats, short cattle positions suffered as those markets rose amid signs of increased demand.  Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May.  After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Fund's short dollar positions against a variety of currencies.  Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are "live" with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains.  Long positioning on long-dated markets in Europe, Australia, and the UK produced some of the best gains.  A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (BREXIT) all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models.  The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indices.  A short position on the S&P 500 volatility index benefitted from the general risk-on environment in the second half of the month which pushed that index sharply lower.

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

The Fund showed a profit in July as gains came from stock index, commodity, and interest rate markets, while foreign exchange holdings produced some small losses. Stock index holdings produced some of the largest monthly gains with both the trend following and non-trend systems contributing.  Global equity markets shook off the fear and uncertainty created by the UK's decision to leave the European Union and produced strong gains during July.  Long positioning within the Fund across global stock indices benefitted from the higher prices with holdings in Australia, the UK, Canada, Germany, and Taiwan producing some of the best performance.  Generally better than expected Q2 earnings results, attractive dividend yields, and the expectation that global central banks will keep rates lower for longer all offset terror attacks, a coup attempt in Turkey, and uncertainty over the US presidential election. Commodity positions from both the trend and non-trend models provided some additional gains to the Fund.  Short positioning across the energy complex was profitable with both gasoline and WTI crude producing some of the best returns.  Inventory reports during the month showed that supply was plentiful leading to lower prices.  Precious metals added to gains within the sector as long positioning benefitted from a slightly weaker US dollar and ongoing accommodation from the US Federal Reserve.  Some offsetting losses were produced within the grain sub-sector.  A long position on soybeans suffered from weaker demand amid robust crop expectations. Interest rate holdings had a positive impact on the monthly P&L with trend following systems showing gains.  Long positioning on long-dated interest rate markets produced some of the best profits.  Holdings in Australia benefitted from an accommodative central bank that is grappling with persistently low inflation readings and uncertainty around the newly elected Prime Minister's effectiveness given his very narrow victory. Foreign exchange positioning produced small losses driven by non-trend following strategies.  Choppy price action and a mix of long and short positioning versus the US dollar led to the muted P&L within the FX sector overall.

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

The Fund advanced in December as gains came from stock index holdings while commodity positions produced partially offsetting losses, with five of the six sub-sectors traded showing declines.  Foreign exchange and interest rate positions had little overall impact on the Fund during the month. Global stock index holdings contributed the best gains to the Fund during December.  Long positioning on European indices produced some of the largest gains for the sector.  During the month, the European Central Bank (ECB) gave a boost to equities when they extended their quantitative easing program.  A calming of events within Italy around their political leadership and their ongoing banking crisis also helped markets.  Additional gains came from the US, Canada, and Australia as those markets continued to benefit from expectations of reflationary policies from President-elect Trump and his incoming administration. Commodity holdings produced the largest offsetting losses to the Fund.  Long positioning on copper and zinc incurred losses amid profit-taking after the recent run-up in prices driven by better Chinese economic growth and the Trump effect.  A short lean hog holding suffered as that market rallied amid solid export activity and a lowered US production projection from the USDA.  A short on natural gas produced losses when prices moved higher amid colder temperatures and below normal inventory stockpiles.  Some small offsetting gains were found in a short cocoa position which fell amid higher production in Ivory Coast, driving prices to over 3-1/2 year lows. Interest rate holdings produced small profits for the Fund during December.  Long positioning on the German 10-year note was one of the best performing markets, helped by the extension of stimulus from the ECB. Foreign exchange holdings had little impact on the Fund P&L during the month.  Mixed positioning across the currencies traded led to mostly offsetting gains and losses leading to the muted impact overall.

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
0.40%

Gains in interest rate holdings lead to gains during January as profits came from all sectors - interest rates, commodities, foreign exchange, and stock indices. The largest gains for January came from long global interest rate positions driven by the trend-following strategies as interest rate products rallied during the month. Widespread deflationary concerns and slowing economic growth led to extraordinary central bank actions during the month. The European Central Bank (ECB) exceeded market expectations with their quantitative easing (QE) package and over ten other central banks eased financial conditions as well. Commodity positions were another source of profits during the month. Trend following strategies showed gains while non-trend programs produced some offsetting losses. Short energy exposure was one of the best performing sub-sectors as the sell-off across the energy complex continued unabated. Both WTI and Brent each lost more than 8% during the month. In the industrial metal sub-sector, short copper positioning was also a winner as slowing demand and growing inventories sent the price to a five year low. Precious metals produced the largest offsetting losses as shorts on silver and gold suffered from flight to safety buying during the month. Foreign exchange contributed additional gains, driven by the trend following systems. Long positioning in the U.S. dollar proved profitable, especially versus short the Canadian dollar and the euro. The Canadian central bank unexpectedly cut interest rates pushing their currency sharply lower. The ECB announced a larger than expected QE package that sent the euro down to levels not seen since 2003. Some offsetting losses were experienced in short Swiss franc positioning when the Swiss National Bank shocked global markets by suddenly removing its three-year old peg to the euro which sent the franc sharply higher. Stock index positioning from the trend following systems showed small additional gains during the month. Gains were found from long positioning in Europe and Canada where central bank easing provided a boost to equities in those regions.

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

The Fund had gains in March as profits from foreign exchange, commodity, and interest rate holdings all contributed while stock index positions produced some offsetting losses during the month. The largest profits for March were provided by foreign exchange positions from both trend following and non-trend strategies. Short euro positioning versus the U.S. dollar was one of the best performing holdings. The euro continued to trade lower as the European Central Bank's unprecedented monetary stimulus contrasted sharply with the U.S. Federal Reserve, which many expect to raise interest rates later this year. The euro was also pressured lower as Greece struggles to secure bailout funds and avert a default. Other gains came from short positioning on several commodity currencies as the price of oil resumed its downward trend pulling those markets lower. Commodities were another source of profits during the month. Short positioning across the energy complex proved profitable as the sell-off in those markets began again amid new signs of global oversupply. A potential political agreement with Iran also threatened to dump even more supply on the already saturated market if Western sanctions are scaled back. Soft commodities were another source of gains. Short positioning on sugar and coffee produced profits as favorable growing weather increased expectations for plentiful supplies of those commodities. Small additional gains came from interest rate positions. Long positioning across long-dated global instruments continues to be the theme for positioning within this sector. Losses in Japan and Germany were more than offset by gains experienced in the United States, Australia, the United Kingdom, and Canada. Global stock indices showed losses from both trend and non-trend strategies. Global stocks were mixed during March as some gains in Europe, helped by the ECB's quantitative easing program, were offset by losses in the U.S., U.K., Canada, and Australia hampered by a stronger U.S. dollar and falling global commodity prices.

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

The Fund showed a loss in October as profits from stock index holdings were more than offset by losses from foreign exchange, interest rate, and commodity positions during the month. Foreign exchange positions from trend following strategies produced some of the largest losses for the portfolio during October.  The portfolio held a net long US dollar positioning during the month.  A weaker than expected September US employment report early in the month caused a US dollar sell-off for the first two weeks as expectations for a US Federal Reserve rate hike began to fade.  Long-term downtrends in many of the commodity currencies, such as the Australian and Canadian dollars, reversed which led to losses in those currencies.  Non-trend strategies produced some offsetting gains in the sector. Interest rate positions contributed small additional losses to the portfolio.  Dovish comments from the European Central Bank (ECB) head Mario Draghi and a more hawkish than expected statement from the US Federal Reserve were the biggest drivers of interest rate markets.  The portfolio experienced gains in Europe, but more than offsetting losses in the US, UK, and Asia from trend and non-trend systems alike. Commodity positions also detracted from the portfolio's monthly P&L.  Non-trend systems showed some strong gains that were offset by losses from trend strategies.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and near-record inventory levels pushed natural gas sharply lower.  Offsetting losses across the other commodity sub-sectors left the sector lower on the month overall. The best gains during the month came from long positioning on global stock indices.  The sharp sell-off in global stocks from August and September was reversed during October.  Signs that the US Federal Reserve was not quite ready to raise interest rates linked with new stimulus from China and expected stimulus from the ECB pushed stock prices sharply higher which benefitted both trend following and non-trend strategies.

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

The Fund showed a loss for December as losses came from interest rate and stock index holdings while foreign exchange and commodity positions provided some smaller offsetting gains during the month.  Interest rate positions provided some of the biggest losses to the portfolio during December, with both trend following and non-trend systems contributing.  Some of the largest losses came from the German 10-year and 5-year notes.  Long positioning on these, and other global interest rate markets, suffered when ECB president Mario Draghi disappointed markets early in the month.  Traders had widely expected Mr. Draghi to announce major new stimulus measures at the ECB's December meeting.  When he failed to live up to the high expectations, major bond markets saw a sharp reversal in trend leading to losses for the sector.  The non-trend systems had a particularly difficult time navigating the choppy price action that occurred after the disappointing ECB announcement.  Some additional losses during the month came from stock index positions, primarily from the trend systems.  Long positioning on global stock indices, especially within Europe, were hurt by the underwhelming ECB stimulus announcement.  Many major European indices finished December with losses greater than 5% for the month.  Foreign exchange positions from both trend following and non-trend strategies produced some offsetting profits.  One of the best performing holdings was a short position on the Canadian dollar versus the US dollar.  The Canadian currency is closely tied to the price of WTI and was dragged lower by the sell-off in the oil market.  Trend following and non-trend strategies each produced some small gains in the commodity sector.  Short positioning within the energy complex proved profitable as those markets remained under pressure amid high supply and anemic demand.  The unseasonably warm weather also weighed on those products used for home heating, such as gasoil.  Short positioning on the industrial metals, namely aluminum, zinc, and copper, produced some losses as oversold conditions led to a bounce in prices.

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2017, 2016 and 2015 and the trading gains/losses by market category for the years then ended.

	December 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.53%	(5.08)%
Currencies	0.42%	(5.06)%
Interest Rates	0.52%	(4.29)%
Stock Indices	0.74%	21.10%
Aggregate/Total	1.24%	6.67%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (0.33)% return for the year, approximately (8.15)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 6.67% was due to trading gains (before commissions) and approximately 1.15% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2017.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 60 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Management's Annual Report on Internal Control over Financial Reporting

Campbell & Company, the general partner of the Fund, is responsible for the management of the Fund. Management of Campbell & Company ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2017. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Fund's internal control over financial reporting was effective.

Management's report was not subject to attestation by the Fund's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is located at 2850 Quarry Lake Drive, Baltimore, Maryland 21209, (410) 413-2600. Campbell & Company's directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and, since November 2012, has served as the Chief Executive Officer of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Mr. Andrews is a member of the Board of Directors of various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited and Campbell Core Carry Offshore Limited, each an international business company incorporated in the Cayman Islands; The Campbell Offshore Fund Limited SPC (formerly known as The Campbell Global Assets Fund Limited SPC), a segregated portfolio company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempt company incorporated in the Cayman Islands; and Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member.  Since November 2014, Mr. Andrews has also served as an officer of Campbell & Company, LLC. Since March 2010, Mr. Andrews has served on the firm’s Investment Committee. Mr. Andrews served as Co-Director of Research from November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President, Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. Mr. Andrews has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively and registered as an NFA Associate Member and an Associated Person of Campbell & Company effective April 10, 2013 and April 11, 2013, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator since June 30, 1982 and a NFA Associate Member since July 1, 1984.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously referenced commodity pool operator registration, Mr. Campbell became listed as a Principal effective March 10, 1975 and became registered as an Associated Person, a Swap Associated Person and a Forex Associated Person on February 28, 2013, March 1, 2013 and March 15, 2013, respectively.

Dr. Kevin Cole, born in 1972, joined Campbell & Company in October 2003 and has served as Chief Research Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017. In February 2017, Dr. Cole was appointed to serve Campbell & Company and its subsidiary as an executive officer. Since he joined the firm Dr. Cole has had a significant role in the ongoing research and development of Campbell & Company’s trading systems. Since September 2017, Dr. Cole has served as Co-Chair of Campbell’s Investment Committee. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017, Director, Investment Strategies from October 2013 to December 2015, Research Manager from October 2006 to September 2013 and Senior Researcher from October 2003 to September 2006. He was appointed to the firm’s Investment Committee in January 2016. As Chief Research Officer, Dr. Cole is responsible for the management of the research and investment process at the firm. Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley. Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer since July 2008.  Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Since October 2009 he has also served as the Vice President, Chief Financial Officer and Treasurer of Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member; and as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in the Bahamas, which invests in international investment opportunities, since May 2010.  Since November 2014, Mr. Donovan has served as an officer of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Donovan formerly served as the Senior Vice President of Accounting and Finance from October 2006 to July 2008.  From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a management consulting firm, serving as Director in the Financial and Economic Consulting Practice.  Mr. Donovan is a C.P.A., CAIA and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore.  Mr. Donovan became listed as a Principal of Campbell & Company effective May 9, 2007 and registered as a NFA Associate Member and an Associated Person effective July 2, 2007 and July 5, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

Michael S. Harris, born in 1975, joined Campbell & Company in July 2000, and has served as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, since November 2012.  Mr. Harris is a member of the Board of Directors for various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited and Campbell Core Carry Offshore Limited, each an international business company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempt company incorporated in the Cayman Islands; and Campbell Financial Services, LLC, an SEC- registered broker-dealer and FINRA member.  Since November 2014, Mr. Harris has served as an officer of Campbell & Company, LLC. Mr. Harris has served as the President of Campbell Financial Services, LLC, since April 2014.  Mr. Harris has been a member of the firm’s Investment Committee since March 2010.  Mr. Harris served as Vice President and Director of Trading from June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012.  Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College.  He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan.  Mr. Harris became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 19, 2000 and September 21, 2000, respectively; and registered as a NFA Associate Member and an Associated Person of Campbell & Company Investment Adviser LLC effective February 25, 2013.  Mr. Harris became listed as a principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.  Mr. Harris became listed as a Swap Associated Person of Campbell & Company and Campbell & Company Investment Adviser LLC on March 1, 2013.  Mr. Harris became listed as a Forex Associated Person of Campbell & Company and Campbell & Company Investment Adviser LLC on March 5, 2013.  Mr. Harris became a member of the Board of Directors of the Foreign Exchange Professionals Association on February 10, 2015.  Since October 2013, Mr. Harris has served on the Board of Directors of the Managed Funds Association, the leading advocate for sound business practices in the alternative investment industry.  Mr. Harris has also been designated as a Branch Manager of Campbell & Company, LP since May 5, 2016.

Heidi L. Kaiser, born in 1975, joined Campbell & Company in May 2006 and is currently the Deputy General Counsel and Chief Compliance Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC,  a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, and Campbell Financial Services, LLC, an SEC- registered broker-dealer and FINRA member.  In March 2017, Ms. Kaiser was appointed as an executive officer of Campbell & Company and its subsidiary in her capacity as Deputy General Counsel and Chief Compliance Officer.  In this capacity, she is involved in all aspects of legal affairs, compliance and regulatory oversight.  Ms. Kaiser oversees the Legal, Compliance and Audit teams.  From April 2006 to August 2013, Ms. Kaiser was the Deputy General Counsel, Director of Compliance and Anti-Money Laundering Officer for Campbell & Company.  From November 1998 to April 2006, Ms. Kaiser was employed by Deutsche Bank Securities Inc. (“DBSI”), a broker/dealer subsidiary of a global investment bank, in several positions, including Vice President and Counsel for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. While at DBSI, she represented the firm and its employees in securities litigation and National Association of Securities Dealers (n/k/a FINRA) and New York Stock Exchange arbitrations. Ms. Kaiser holds a B.S. in Communications from Ohio University, and a J.D. from the University of Baltimore School of Law. Ms. Kaiser is a member of the Bar of the State of Maryland. Ms. Kaiser became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC, effective August 13, 2014 and August 12, 2014, respectively.

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

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function.  Mr. Lloyd was appointed Secretary of Campbell & Company in October 2011.  Since November 2014, Mr. Lloyd has served as an officer of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Lloyd is a member of the Board of Directors of Campbell Core Offshore Limited and Campbell Core Carry Offshore Limited, each an international business company incorporated in the Cayman Islands, and Campbell Managed Futures Offshore Fund – CAD, an exempt company incorporated in the Cayman Islands.  Mr. Lloyd has served as Secretary and Assistant Treasurer since September 2005 and as the General Counsel since September 2013 of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser,.  Since May 2010, Mr. Lloyd has served as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in the Bahamas which invests in international investment opportunities.  Mr. Lloyd began serving as a Director, Vice President, Chief Compliance Officer and Secretary of Campbell Financial Services, LLC, an SEC- registered broker-dealer and FINRA member, in October 2009.  In November 2012 Mr. Lloyd was appointed as President of Campbell Financial Services, LLC and held the position until April 2014.  Mr. Lloyd began serving as the General Counsel of Campbell Financial Services, LLC in April 2014. From July 1999 to September 2005, Mr. Lloyd was employed by DBSI, a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010.

Robert W. McBride, born in 1970, joined Campbell & Company in January 2004 and was appointed Director - Software Development and Research Operations of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in May 2010 and November 2012, respectively.  He formerly served as Director Research Operations and Trade Operations from January 2010 to May 2010, Research Operations - Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds an M.S. in Computer Science from South Dakota School of Mines and Technology and a B.S. in Computer Science from Minnesota State University Mankato.  Mr. McBride became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective May 25, 2010 and November 14, 2012, respectively.

Brian O. Nabet, born in 1977, joined Campbell & Company in February 2016 and in March 2017 was appointed Director of Technology and Information Security Services and as an executive officer in that capacity of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Since joining the firm, Mr. Nabet has provided leadership and strategic direction to Campbell & Company’s IT infrastructure and security program.  He also manages and provides oversight over the firm’s enterprise applications.  Mr. Nabet formerly served as Campbell & Company’s Director of Technology Operations from February 2016 to March 2017.  From February 2013 to February 2016, Mr. Nabet was employed by P.H. Glatfelter, Inc., a global manufacturer of specialty papers and engineered products, as the Information Technology Director where he led the information technology and security services for the firm.  From July 2007 to January 2013, Mr. Nabet was the Senior Information Technology Manager for Textron Systems, an aerospace and defense development and manufacturing firm, where he was responsible for processes surrounding business intelligence, applications, infrastructure, and operations.  Mr. Nabet holds a B.B.A. in Management Information Systems from Loyola University and an M.S. in Information Technology from Towson University.  Mr. Nabet was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC, effective April 17, 2017 and April 21, 2017, respectively.

John R. Radle, born in 1967, joined Campbell & Company in June 2005 and was appointed Director of Trading of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, in October 2012 and June 2013, respectively.  Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010 and Manager - Equity & Rule-Based Execution from December 2010 to October 2012.  In this capacity Mr. Radle provided oversight of all equity trade activities and assessed trade algorithms.   Mr. Radle has been a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively.  Mr. Radle holds a BBA in Finance from Texas Christian University.  He also holds an MBA from Johns Hopkins University.  Mr. Radle became listed as a principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 6, 2013 and June 7, 2013, respectively. Mr. Radle became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective November 5, 2007 and November 15, 2007, respectively.

Darvin N. Sterner, born in 1971, joined Campbell & Company in March 1999 and was appointed Director of Private Wealth Distribution in May 2013 of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company’s private wealth sales distribution. In October 2014, Mr. Sterner was appointed Vice President of Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member. Mr. Sterner served as Vice President - National Sales Manager from March 2007 to May 2013.  He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective April 16, 2002 and May 17, 2002, respectively.

Adam T. Tremper, born in 1977, joined Campbell & Company in April 2014 and in March 2017 was appointed Director of Marketing and Investor Relations and as an executive officer in that capacity of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.    Since joining the firm, Mr. Tremper has been responsible for building and supervising Campbell & Company’s marketing team with a focus on enhancing the firm’s brand and role as an industry thought leader.  Mr. Tremper formerly served as Director of Marketing from April 2014 to March 2017.  From March 2002 to April 2014, Mr. Tremper was employed by T. Rowe Price Investment Services, Inc., a registered broker-dealer subsidiary of a global asset management firm, in several positions, including Retirement Plan Coordinator, Product Governance Manager and Lead Product Manager, where he was responsible for managing aspects of their firm’s retirement plan services product offering.  Mr. Tremper holds a B.S. in Kinesiological Sciences, with a Biophysical Specialization, from the University of Maryland.  Mr. Tremper was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC, effective April 17, 2017 and April 21, 2017, respectively.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2017, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2017, Campbell & Company owned 0.000 Units of General Partnership Interest having a value of $0. Units of General Partnership Interest will only be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Units of General Partnership Interest	Campbell & Company, L.P.	0.000 Units	0.00% of Units outstanding

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2017 and 2016 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2017 and 2016 were $117,435 and $117,435, respectively.

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

(1)        See Financial Statements beginning on page 60 thereof.

(2)        Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)        Exhibits

Exhibit Number	Description of Document
3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2017 and 2016, (ii) Statements of Financial Condition as of December 31, 2017 and 2016, (iii) Statements of Operations For the Years Ended December 31, 2017, 2016 and 2015, (iv) Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2017, 2016 and 2015, (vi) Financial Highlights For the Years Ended December 31, 2017, 2016 and 2015, and (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 filed on April 27, 2010.
(2)	Incorporated by reference to the respective exhibit to the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed on April 7, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017.
(4)	Incorporated by reference to the respective exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2014.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2017 and 2016, (ii) Statements of Financial Condition as of December 31, 2017 and 2016, (iii) Statements of Operations For the Years Ended December 31, 2017, 2016 and 2015, (iv) Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2017, 2016 and 2015, (vi) Financial Highlights For the Years Ended December 31, 2017, 2016 and 2015, and (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2018.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 29, 2018.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2017

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Campbell Strategic Allocation Fund, L.P.

Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations, cash flows, changes in Partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2017 and 2016, the results of its operations, its cash flows, changes in its Partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2018

We have served as the Fund’s auditor since 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$12,261,344	4.52%
	Credit Cards	6,169,797	2.28%
	Equipment Loans	150,539	0.06%
	Total Asset Backed Securities (cost $18,620,611)	18,581,680	6.86%

	Bank Deposits
	Canada
	Financials (cost $1,259,918)	1,259,553	0.46%
	United States
	Financials (cost $3,571,839)	3,571,811	1.32%
	Total Bank Deposits (cost $4,831,757)	4,831,364	1.78%

	Commercial Paper
	Japan
	Financials (cost $3,873,247)	3,872,670	1.43%
	Switzerland
	Financials (cost $1,442,613)	1,441,739	0.53%
	United States
	Communications	3,462,175	1.28%
	Consumer Discretionary	9,188,026	3.39%
	Consumer Staples	7,466,892	2.76%
	Energy	5,473,542	2.02%
	Financials	19,389,778	7.16%
	Industrials	14,765,234	5.45%
	Utilities	24,115,891	8.90%
	Total United States (cost $83,874,489)	83,861,538	30.96%
	Total Commercial Paper (cost $89,190,349)	89,175,947	32.92%

	Corporate Bonds
	Canada
	Financials (cost $1,184,446)	1,175,657	0.43%
	United Kingdom
	Energy	2,254,371	0.83%
	Financials	1,248,599	0.46%
	Total United Kingdom (cost $3,508,126)	3,502,970	1.29%
	United States
	Communications	16,668,168	6.15%
	Consumer Discretionary	12,486,862	4.61%
	Consumer Staples	3,447,171	1.27%
	Energy	1,324,944	0.49%
	Financials	33,614,909	12.42%
	Industrials	4,171,249	1.54%
	Technology	2,573,693	0.95%
	Utilities	728,006	0.27%
	Total United States (cost $75,005,167)	75,015,002	27.70%
	Total Corporate Bonds (cost $79,697,739)	79,693,629	29.42%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$20,192,500	U.S. Treasury Bills * Due 02/22/2018	20,156,456	7.44%
$26,182,500	U.S. Treasury Bills * Due 03/29/2018	26,097,201	9.63%
$7,800,000	U.S. Treasury Bills * Due 04/26/2018	7,766,346	2.87%
	Total Government And Agency Obligations (cost $54,044,709)	54,020,003	19.94%
	Total Fixed Income Securities ** (cost $246,385,165)	$246,302,623	90.92%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $7,756)	$7,756	0.00%
	Total Short Term Investments (cost $7,756)	$7,756	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$458,120	0.17%
Energy	2,106,079	0.77%
Metals	3,278,710	1.21%
Stock indices	1,995,154	0.74%
Short-term interest rates	(120,526)	(0.04)%
Long-term interest rates	(2,543,785)	(0.94)%
Net unrealized gain (loss) on long futures contracts	5,173,752	1.91%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,210,948	0.45%
Energy	(1,004,550)	(0.37)%
Metals	(1,305,307)	(0.49)%
Stock indices	(57,380)	(0.02)%
Short-term interest rates	137,411	0.05%
Long-term interest rates	182,369	0.07%
Net unrealized gain (loss) on short futures contracts	(836,509)	(0.31)%
Net unrealized gain (loss) on open futures contracts	$4,337,243	1.60%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$7,702,899	2.84%
Various short forward currency contracts	(6,151,386)	(2.27)%
Net unrealized gain (loss) on open forward currency contracts	$1,551,513	0.57%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $33,898,317 deposited with the futures brokers and $20,121,686 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Equity in futures broker trading accounts
Cash	$24,706,781	$22,788,659
Restricted cash	409,892	0
Fixed income securities (cost $33,911,899 and $56,075,557, respectively)	33,898,317	56,077,722
Net unrealized gain (loss) on open futures contracts	4,337,243	1,897,439
Total equity in futures broker trading accounts	63,352,233	80,763,820

Cash and cash equivalents	678,957	627,303
Short term investments (cost $7,756 and $2,301, respectively)	7,756	2,301
Fixed income securities (cost $212,473,266 and $312,768,300, respectively)	212,404,306	312,754,709
Net unrealized gain (loss) on open forward currency contracts	1,551,513	3,031,666
Interest receivable	548,273	572,148
Total assets	$278,543,038	$397,751,947

LIABILITIES
Accounts payable	$241,165	$311,891
Brokerage fee payable	1,622,811	2,317,641
Accrued commissions and other trading fees on open contracts	40,176	42,406
Offering costs payable	65,550	87,768
Redemptions payable	5,669,232	18,345,797
Total liabilities	7,638,934	21,105,503

PARTNERS' CAPITAL (Net Asset Value)
General Partner - 0.000 and 234.340 redeemable units outstanding at December 31, 2017 and December 31, 2016, respectively	0	559,798
Limited Partners - 113,775.724 and 157,435.256 redeemable units outstanding at December 31, 2017 and December 31, 2016, respectively	270,904,104	376,086,646
Total partners' capital (Net Asset Value)	270,904,104	376,646,444
Total liabilities and partners' capital (Net Asset Value)	$278,543,038	$397,751,947

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

TRADING GAINS (LOSSES)	2017	2016	2015
Futures trading gains (losses)
Realized	$33,183,394	$(44,859,201)	$8,064,703
Change in unrealized	2,439,804	9,989,144	(25,556,045)
Brokerage commissions	(1,401,773)	(2,347,985)	(3,108,902)
Net gain (loss) from futures trading	34,221,425	(37,218,042)	(20,600,244)

Forward currency trading gains (losses)
Realized	(15,599,266)	(5,536,450)	32,474,560
Change in unrealized	(1,480,153)	1,601,114	(12,146,215)
Brokerage commissions	(62,079)	(150,935)	(231,090)
Net gain (loss) from forward currency trading	(17,141,498)	(4,086,271)	20,097,255
Total net trading gain (loss)	17,079,927	(41,304,313)	(502,989)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	3,619,967	3,426,834	2,527,095
Realized gain (loss) on fixed income securities	22,272	56,108	25,691
Change in unrealized gain (loss) on fixed income securities	(71,116)	348,464	(385,194)
Total investment income	3,571,123	3,831,406	2,167,592

Expenses
Brokerage fee	22,077,027	33,665,203	44,538,157
Operating expenses	883,690	1,184,160	1,493,196
Total expenses	22,960,717	34,849,363	46,031,353
Net investment income (loss)	(19,389,594)	(31,017,957)	(43,863,761)
NET INCOME (LOSS)	$(2,309,667)	$(72,322,270)	$(44,366,750)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$(17.18)	$(397.20)	$(208.71)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(7.79)	$(410.88)	$(222.65)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	134,438.733	182,079.450	212,574.520

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(2,309,667)	$(72,322,270)	$(44,366,750)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(888,535)	(11,938,722)	38,087,454
(Increase) decrease in restricted cash	(409,892)	5,107,473	(5,107,473)
(Increase) decrease in interest receivable	23,875	144,366	(272,509)
Increase (decrease) in accounts payable and accrued expenses	(767,786)	(1,051,941)	(781,916)
Purchases of investments	(3,485,481,332)	(5,323,635,527)	(8,308,799,690)
Sales/maturities of investments	3,607,934,569	5,457,978,355	8,387,099,245
Net cash from (for) operating activities	118,101,232	54,281,734	65,858,361

Cash flows from (for) financing activities
Redemption of units	(115,178,379)	(81,421,815)	(89,732,053)
Offering costs paid	(953,077)	(1,327,186)	(1,900,312)
Net cash from (for) financing activities	(116,131,456)	(82,749,001)	(91,632,365)

Net increase (decrease) in cash and cash equivalents	1,969,776	(28,467,267)	(25,774,004)

Unrestricted cash
Beginning of year	23,415,962	51,883,229	77,657,233
End of year	$25,385,738	$23,415,962	$51,883,229

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	$24,706,781	$22,788,659	$51,239,065
Cash and cash equivalents	678,957	627,303	644,164
Total end of year cash and cash equivalents	$25,385,738	$23,415,962	$51,883,229

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2014	589.787	$1,782,549	223,236.152	$674,699,913	223,825.939	$676,482,462

Net income (loss)		(85,061)		(44,281,689)		(44,366,750)
Transfers in	0.000	0	12.403	34,725	12.403	34,725
Transfers out	(12.403)	(34,725)	0.000	0	(12.403)	(34,725)
Redemptions	(342.281)	(1,000,000)	(28,655.228)	(83,924,201)	(28,997.509)	(84,924,201)
Offering costs		(4,543)		(1,724,161)		(1,728,704)
Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807

Net income (loss)		(94,946)		(72,227,324)		(72,322,270)
Transfers in	0.000	0	0.763	1,822	0.763	1,822
Transfers out	(0.763)	(1,822)	0.000	0	(0.763)	(1,822)
Redemptions	0.000	0	(37,158.834)	(95,209,967)	(37,158.834)	(95,209,967)
Offering costs		(1,654)		(1,282,472)		(1,284,126)
Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444

Net income (loss)		(2,255)		(2,307,412)		(2,309,667)
Transfers in	0.000	0	0.000	0	0.000	0
Transfers out	0.000	0	0.000	0	0.000	0
Redemptions	(234.340)	(556,047)	(43,659.532)	(101,945,767)	(43,893.872)	(102,501,814)
Offering costs		(1,496)		(929,363)		(930,859)
Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104

Net Asset Value per General and Limited Partner Unit
December 31, 2017	December 31, 2016	December 31, 2015
$2,381.04	$2,388.83	$2,799.71

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements.

	2017	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,388.83	$2,799.71	$3,022.36

Income (loss) from operations:
Total net trading gains (losses) (1)	143.36	(233.48)	(8.17)
Net investment income (loss) (1)	(144.23)	(170.35)	(206.35)
Total net income (loss) from operations	(0.87)	(403.83)	(214.52)
Offering costs (1)	(6.92)	(7.05)	(8.13)
Net asset value per unit at end of year	$2,381.04	$2,388.83	$2,799.71
Total Return	(0.33)%	(14.68)%	(7.37)%
Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	7.38%	7.30%	7.31%
Performance fee	0.00%	0.00%	0.00%
Total expenses	7.38%	7.30%	7.31%
Net investment income (loss) (2)	(6.24)%	(6.50)%	(6.97)%

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
DECEMBER 31, 2017
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
DECEMBER 31, 2017
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017 and 2016, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,756	$0	$0	$7,756
Fixed income securities	0	246,302,623	0	246,302,623
Other Financial Instruments
Exchange-traded futures contracts	4,337,243	0	0	4,337,243
Forward currency contracts	0	1,551,513	0	1,551,513
Total	$4,344,999	$247,854,136	$0	$252,199,135

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,301	$0	$0	$2,301
Fixed income securities	0	368,832,431	0	368,832,431
Other Financial Instruments
Exchange-traded futures contracts	1,897,439	0	0	1,897,439
Forward currency contracts	0	3,031,666	0	3,031,666
Total	$1,899,740	$371,864,097	$0	$373,763,837

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2017 and 2016.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2014 through 2017 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2017 and December 31, 2016, the Fund has the potential remaining reimbursement amount of approximately $36.4 million and $37.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2017 and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $65,550 and $88,660, respectively. At December 31, 2017 and December 31, 2016, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $65,550 and $87,768, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
DECEMBER 31, 2017
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of December 31, 2017. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2017, 2016 and 2015.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2017 and 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,818,426	$(149,358)	$1,669,068
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,109,057	(1,007,528)	1,101,529
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,286,448	(1,313,045)	1,973,403
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,234,375	(1,296,601)	1,937,774
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	262,561	(245,676)	16,885
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	432,750	(2,794,166)	(2,361,416)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,539,995	(6,988,482)	1,551,513
Totals		$19,683,612	$(13,794,856)	$5,888,756

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2016 Fair Value	Liability Derivatives at December 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,621,318	$(1,669,312)	$952,006
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,294,666	(68,043)	1,226,623
Metal Contracts	Net unrealized gain (loss) on open futures contracts	589,912	(3,764,311)	(3,174,399)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,886,396	(1,877,982)	2,008,414
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	115,803	(363,714)	(247,911)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,843,389	(710,683)	1,132,706
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,412,229	(5,380,563)	3,031,666
Totals		$18,763,713	$(13,834,608)	$4,929,105

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2017, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2017	Trading Gains/(Losses) for the Year Ended December 31, 2016	Trading Gains/(Losses) for the Year Ended December 31, 2015
Agriculture Contracts	$(11,531,115)	$(13,356,428)	$(20,319,363)
Energy Contracts	(6,159,544)	(28,402,841)	20,019,783
Metal Contracts	32,529	(13,161,193)	5,700,680
Stock Indices Contracts	67,385,104	2,224,293	(216,341)
Short-Term Interest Rate Contracts	(2,171,497)	(3,042,015)	(3,213,786)
Long-Term Interest Rate Contracts	(11,990,475)	20,940,454	(19,540,126)
Forward Currency Contracts	(17,079,419)	(3,935,336)	20,328,345
Total	$18,485,583	$(38,733,066)	$2,759,192

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2017	Trading Gains/(Losses) for the Year Ended December 31, 2016	Trading Gains/(Losses) for the Year Ended December 31, 2015
Futures trading gains (losses):
Realized**	$33,125,198	$(44,786,874)	$7,986,892
Change in unrealized	2,439,804	9,989,144	(25,556,045)
Forward currency trading gains (losses):
Realized	(15,599,266)	(5,536,450)	32,474,560
Change in unrealized	(1,480,153)	1,601,114	(12,146,215)
Total	$18,485,583	$(38,733,066)	$2,759,192

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the years ended December 31, 2017, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 29,700, 51,500 and 67,100, respectively, and the monthly average of notional value of forward currency contracts was $1,238,000,000, $2,607,000,000 and $3,705,000,000, respectively.

Open contracts generally mature within three months; as of December 31, 2017, the latest maturity date for open futures contracts is March 2019 and the latest maturity date for open forward currency contracts is March 2018. However, the Fund intends to close all futures and forward currency contracts prior to maturity.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
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

Under the terms of each master netting agreement with UBS Securities and Goldman Sachs, upon occurrence of a default by the Fund, as defined in respective account documents, UBS Securities and Goldman Sachs have the right to close out any or all open contracts held in the Fund's account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Fund's account. The Fund would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2017 and December 31, 2016 was $54,020,003 and $83,929,651, respectively, which equals approximately 20% and 22% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2017 and December 31, 2016 was $186,271 and $138,161, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbroker market maker at December 31, 2017 and 2016 was restricted cash for margin requirements of $409,892 and $0, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
Offsetting of Derivative Assets
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,564,291	$(3,407,630)	$2,156,661
Futures contracts	Goldman Sachs	5,579,326	(3,398,744)	2,180,582
Total futures contracts		11,143,617	(6,806,374)	4,337,243
Forward currency contracts	UBS AG	4,269,997	(3,494,241)	775,756
Forward currency contracts	Royal Bank of Scotland	4,269,998	(3,494,241)	775,757
Total forward currency contracts		8,539,995	(6,988,482)	1,551,513
Total derivatives		$19,683,612	$(13,794,856)	$5,888,756

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,156,661	$0	$0	$2,156,661
Goldman Sachs	2,180,582	0	0	2,180,582
UBS AG	775,756	0	0	775,756
Royal Bank of Scotland	775,757	0	0	775,757
Total	$5,888,756	$0	$0	$5,888,756

Offsetting of Derivative Liabilities
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,407,630	$(3,407,630)	$0
Futures contracts	Goldman Sachs	3,398,744	(3,398,744)	0
Total futures contracts		6,806,374	(6,806,374)	0
Forward currency contracts	UBS AG	3,494,241	(3,494,241)	0
Forward currency contracts	Royal Bank of Scotland	3,494,241	(3,494,241)	0
Total forward currency contracts		6,988,482	(6,988,482)	0
Total derivatives		$13,794,856	$(13,794,856)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,189,897	$(4,226,165)	$963,732
Futures contracts	Goldman Sachs	5,161,587	(4,227,880)	933,707
Total futures contracts		10,351,484	(8,454,045)	1,897,439
Forward currency contracts	UBS AG	4,206,734	(2,690,255)	1,516,479
Forward currency contracts	Royal Bank of Scotland	4,205,495	(2,690,308)	1,515,187
Total forward currency contracts		8,412,229	(5,380,563)	3,031,666
Total derivatives		$18,763,713	$(13,834,608)	$4,929,105

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2016
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$963,732	$0	$0	$963,732
Goldman Sachs	933,707	0	0	933,707
UBS AG	1,516,479	0	0	1,516,479
Royal Bank of Scotland	1,515,187	0	0	1,515,187
Total	$4,929,105	$0	$0	$4,929,105

Offsetting of Derivative Liabilities
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,226,165	$(4,226,165)	$0
Futures contracts	Goldman Sachs	4,227,880	(4,227,880)	0
Total futures contracts		8,454,045	(8,454,045)	0
Forward currency contracts	UBS AG	2,690,255	(2,690,255)	0
Forward currency contracts	Royal Bank of Scotland	2,690,308	(2,690,308)	0
Total forward currency contracts		5,380,563	(5,380,563)	0
Total derivatives		$13,834,608	$(13,834,608)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2016
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017
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