Form 10-Q
period 2018-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2018-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2018 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$10,872,078	4.44%
	Credit Cards	4,000,254	1.64%
	Equipment Loans	64,725	0.03%
	Total Asset Backed Securities (cost $15,021,774)	14,937,057	6.11%

	Bank Deposits
	Switzerland
	Financials	1,794,843	0.73%
	Total Bank Deposits (cost $1,797,700)	1,794,843	0.73%

	Commercial Paper
	Canada
	Financials (cost $3,816,384)	3,807,988	1.56%
	Switzerland
	Financials (cost $1,448,934)	1,447,036	0.59%
	United States
	Communications	7,764,464	3.18%
	Consumer Discretionary	11,119,067	4.54%
	Consumer Staples	7,344,117	3.00%
	Financials	8,315,262	3.40%
	Industrials	14,449,422	5.91%
	Utilities	18,479,842	7.55%
	Total United States (cost $67,479,938)	67,472,174	27.58%
	Total Commercial Paper (cost $72,745,256)	72,727,198	29.73%

	Corporate Bonds
	Canada
	Financials (cost $5,510,794)	5,487,389	2.24%
	Ireland
	Financials (cost $1,445,805)	1,441,240	0.59%
	Japan
	Financials (cost $980,000)	970,745	0.39%
	United Kingdom
	Energy	2,248,891	0.92%
	Financials	2,198,865	0.90%
	Total United Kingdom (cost $4,463,193)	4,447,756	1.82%
	United States
	Communications	16,352,647	6.68%
	Consumer Discretionary	13,724,972	5.61%
	Consumer Staples	3,442,075	1.41%
	Energy	1,323,088	0.54%
	Financials	28,163,419	11.51%
	Industrials	1,657,268	0.68%
	Technology	3,011,018	1.23%
	Utilities	727,251	0.30%
	Total United States (cost $68,495,656)	68,401,738	27.96%
	Total Corporate Bonds (cost $80,895,448)	80,748,868	33.00%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$7,800,000	U.S. Treasury Bills Due 04/26/2018*	7,791,732	3.19%
$13,147,500	U.S. Treasury Bills Due 05/24/2018*	13,116,543	5.36%
$20,612,500	U.S. Treasury Bills Due 06/21/2018*	20,535,771	8.39%
	Total Government And Agency Obligations (cost $41,443,223)	41,444,046	16.94%

	Total Fixed Income Securities ** (cost $211,903,401)	$211,652,012	86.51%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,887)	$1,887	0.00%
	Total Short Term Investments (cost $1,887)	$1,887	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2018 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$140,762	0.06%
Energy	1,728,662	0.71%
Metals	(2,779,986)	(1.14)%
Stock indices	(264,650)	(0.11)%
Short-term interest rates	(169)	0.00%
Long-term interest rates	2,887,389	1.18%
Net unrealized gain (loss) on long futures contracts	1,712,008	0.70%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,193,520	0.90%
Metals	2,510,096	1.03%
Stock indices	(353,758)	(0.14)%
Short-term interest rates	(503,882)	(0.21)%
Long-term interest rates	(1,282,688)	(0.53)%
Net unrealized gain (loss) on short futures contracts	2,563,288	1.05%
Net unrealized gain (loss) on open futures contracts	$4,275,296	1.75%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,247,352)	(0.92)%
Various short forward currency contracts	685,652	0.28%
Net unrealized gain (loss) on open forward currency contracts	$(1,561,700)	(0.64)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $31,914,651 deposited with the futures brokers and $9,529,395 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$12,261,344	4.52%
	Credit Cards	6,169,797	2.28%
	Equipment Loans	150,539	0.06%
	Total Asset Backed Securities (cost $18,620,611)	18,581,680	6.86%

	Bank Deposits
	Canada
	Financials (cost $1,259,918)	1,259,553	0.46%
	United States
	Financials (cost $3,571,839)	3,571,811	1.32%
	Total Bank Deposits (cost $4,831,757)	4,831,364	1.78%

	Commercial Paper
	Japan
	Financials (cost $3,873,247)	3,872,670	1.43%
	Switzerland
	Financials (cost $1,442,613)	1,441,739	0.53%
	United States
	Communications	3,462,175	1.28%
	Consumer Discretionary	9,188,026	3.39%
	Consumer Staples	7,466,892	2.76%
	Energy	5,473,542	2.02%
	Financials	19,389,778	7.16%
	Industrials	14,765,234	5.45%
	Utilities	24,115,891	8.90%
	Total United States (cost $83,874,489)	83,861,538	30.96%
	Total Commercial Paper (cost $89,190,349)	89,175,947	32.92%

	Corporate Bonds
	Canada
	Financials (cost $1,184,446)	1,175,657	0.43%
	United Kingdom
	Energy	2,254,371	0.83%
	Financials	1,248,599	0.46%
	Total United Kingdom (cost $3,508,126)	3,502,970	1.29%
	United States
	Communications	16,668,168	6.15%
	Consumer Discretionary	12,486,862	4.61%
	Consumer Staples	3,447,171	1.27%
	Energy	1,324,944	0.49%
	Financials	33,614,909	12.42%
	Industrials	4,171,249	1.54%
	Technology	2,573,693	0.95%
	Utilities	728,006	0.27%
	Total United States (cost $75,005,167)	75,015,002	27.70%
	Total Corporate Bonds (cost $79,697,739)	79,693,629	29.42%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$20,192,500	U.S. Treasury Bills Due 02/22/2018*	20,156,456	7.44%
$26,182,500	U.S. Treasury Bills Due 03/29/2018*	26,097,201	9.63%
$7,800,000	U.S. Treasury Bills Due 04/26/2018*	7,766,346	2.87%
	Total Government And Agency Obligations (cost $54,044,709)	54,020,003	19.94%
	Total Fixed Income Securities ** (cost $246,385,165)	$246,302,623	90.92%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $7,756)	$7,756	0.00%
	Total Short Term Investments (cost $7,756)	$7,756	0.00%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017 (Unaudited)
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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2018 AND DECEMBER 31, 2017 (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Equity in futures broker trading accounts
Cash	$20,360,538	$24,706,781
Restricted cash	0	409,892
Fixed income securities (cost $31,914,274 and $33,911,899, respectively)	31,914,651	33,898,317
Net unrealized gain (loss) on open futures contracts	4,275,296	4,337,243
Total equity in futures broker trading accounts	56,550,485	63,352,233

Cash and cash equivalents	8,288,683	678,957
Restricted cash at interbank market makers	8,490,619	0
Short term investments (cost $1,887 and $7,756, respectively)	1,887	7,756
Fixed income securities (cost $179,989,127 and $212,473,266, respectively)	179,737,361	212,404,306
Net unrealized gain (loss) on open forward currency contracts	(1,561,700)	1,551,513
Interest receivable	402,294	548,273
Total assets	$251,909,629	$278,543,038

LIABILITIES
Accounts payable	$222,663	$241,165
Brokerage fee payable	1,463,773	1,622,811
Payable for securities purchased	646,317	0
Accrued commissions and other trading fees on open contracts	36,939	40,176
Offering costs payable	71,263	65,550
Redemptions payable	4,816,233	5,669,232
Total liabilities	7,257,188	7,638,934
PARTNERS' CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at March 31, 2018 and December 31, 2017	0	0
Limited Partners - 107,737.147 and 113,775.724 redeemable units outstanding at March 31, 2018 and December 31, 2017	244,652,441	270,904,104
Total partners' capital (Net Asset Value)	244,652,441	270,904,104
Total liabilities and partners' capital (Net Asset Value)	$251,909,629	$278,543,038

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Three Months Ended March 31,
TRADING GAINS (LOSSES)	2018	2017
Futures trading gains (losses)
Realized	$(9,727,117)	$10,202,424
Change in unrealized	(61,947)	1,218,285
Brokerage commissions	(195,301)	(401,637)
Net gain (loss) from futures trading	(9,984,365)	11,019,072

Forward currency trading gains (losses)
Realized	5,065,354	(2,735,426)
Change in unrealized	(3,113,213)	(7,479,711)
Brokerage commissions	(15,002)	(17,298)
Net gain (loss) from forward currency trading	1,937,139	(10,232,435)
Total net trading gain (loss)	(8,047,226)	786,637

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,054,011	848,053
Realized gain (loss) on fixed income securities	420	10,908
Change in unrealized gain (loss) on fixed income securities	(168,847)	92,726
Total investment income	885,584	951,687

Expenses
Brokerage fee	4,618,862	6,336,700
Operating expenses	186,946	243,414
Total expenses	4,805,808	6,580,114
Net investment income (loss)	(3,920,224)	(5,628,427)
NET INCOME (LOSS)	$(11,967,450)	$(4,841,790)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(106.95)	$(31.72)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(110.21)	$(32.23)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	111,902.347	152,663.449

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$(11,967,450)	$(4,841,790)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	3,344,007	6,168,700
Increase (decrease) in payable for securities purchased	646,317	0
(Increase) decrease in interest receivable	145,979	199,002
Increase (decrease) in accounts payable and accrued expenses	(180,777)	(392,754)
Purchases of investments	(697,413,660)	(957,119,852)
Sales/maturities of investments	731,901,293	1,006,899,943
Net cash from (for) operating activities	26,475,709	50,913,249

Cash flows from (for) financing activities
Redemption of units	(14,924,810)	(41,238,440)
Offering costs paid	(206,689)	(248,188)
Net cash from (for) financing activities	(15,131,499)	(41,486,628)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,344,210	9,426,621

Cash, cash equivalents and restricted cash at beginning of period	25,795,630	23,415,962
Cash, cash equivalents and restricted cash at end of period	$37,139,840	$32,842,583

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2018	December 31, 2017
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures broker trading accounts	$20,360,538	$24,706,781
Restricted cash in futures broker trading accounts	0	409,892
Cash and cash equivalents	8,288,683	678,957
Restricted cash at interbank market makers	8,490,619	0
Total end of period cash, cash equivalents and restricted cash	$37,139,840	$25,795,630

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2018

Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss) for the three months ended March 31, 2018		0		(11,967,450)		(11,967,450)
Redemptions	0.000	0	(6,038.577)	(14,071,811)	(6,038.577)	(14,071,811)
Offering costs		0		(212,402)		(212,402)
Balances at March 31, 2018	0.000	$0	107,737.147	$244,652,441	107,737.147	$244,652,441

Three Months Ended March 31, 2017

Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	376,646,444
Net income (loss) for the three months ended March 31, 2017		(7,166)		(4,834,624)		(4,841,790)
Redemptions	0.000	0	(17,171.746)	(40,457,095)	(17,171.746)	(40,457,095)
Offering costs		(386)		(250,009)		(250,395)
Balances at March 31, 2017	234.340	$552,246	140,263.510	$330,544,918	140,497.850	$331,097,164

Net Asset Value per General and Limited Partner Unit
March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
$2,270.83	$2,381.04	$2,356.60	$2,388.83

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,381.04	$2,388.83

Income (loss) from operations:
Total net trading gains (losses) (1)	(73.28)	6.28
Net investment income (loss) (1)	(35.03)	(36.87)
Total net income (loss) from operations	(108.31)	(30.59)
Offering costs (1)	(1.90)	(1.64)
Net asset value per unit at end of period	$2,270.83	$2,356.60
Total Return (3)	(4.63)%	(1.35)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	7.33%	7.34%
Performance fee	0.00%	0.00%
Total expenses	7.33%	7.34%
Net investment income (loss) (2),(4)	(5.98)%	(6.28)%

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
MARCH 31, 2018 (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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
MARCH 31, 2018 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2018 and December 31, 2017, and for the periods ended March 31, 2018 and 2017, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Fair Value at March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,887	$0	$0	$1,887
Fixed income securities	0	211,652,012	0	211,652,012
Other Financial Instruments
Exchange-traded futures contracts	4,275,296	0	0	4,275,296
Forward currency contracts	0	(1,561,700)	0	(1,561,700)
Total	$4,277,183	$210,090,312	$0	$214,367,495

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,756	$0	$0	$7,756
Fixed income securities	0	246,302,623	0	246,302,623
Other Financial Instruments
Exchange-traded futures contracts	4,337,243	0	0	4,337,243
Forward currency contracts	0	1,551,513	0	1,551,513
Total	$4,344,999	$247,854,136	$0	$252,199,135

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2018 or the year ended December 31, 2017.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2018 and December 31, 2017, the Fund has the potential remaining reimbursement amount of approximately $36.2 million and $36.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2018 and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $71,263 and $65,550, respectively. At March 31, 2018 and December 31, 2017, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $71,263 and $65,550, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

I.  Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Campbell & Company has adopted the new guidance, and management has determined that its adoption has no material impact on the Fund's financial statement disclosures.

J. Reclassification

Certain 2017 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash, cash equivalents, and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

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
MARCH 31, 2018 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are The Royal Bank of Scotland PLC ("RBS") and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with RBS and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS and UBS were considered investment grade as of March 31, 2018. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS and UBS. The Fund typically earns interest income on its assets deposited with RBS and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2018 and 2017.

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
MARCH 31, 2018 (Unaudited)

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2018 and December 31, 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2018 Fair Value	Liability Derivatives at March 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,644,364	$(310,082)	$2,334,282
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,753,940	(25,278)	1,728,662
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,682,359	(2,952,249)	(269,890)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	373,464	(991,872)	(618,408)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	146,794	(650,845)	(504,051)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,896,320	(1,291,619)	1,604,701
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	3,958,205	(5,519,905)	(1,561,700)
Totals		$14,455,446	$(11,741,850)	$2,713,596

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,818,426	$(149,358)	$1,669,068
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,109,057	(1,007,528)	1,101,529
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,286,448	(1,313,045)	1,973,403
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,234,375	(1,296,601)	1,937,774
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	262,561	(245,676)	16,885
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	432,750	(2,794,166)	(2,361,416)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,539,995	(6,988,482)	1,551,513
Totals		$19,683,612	$(13,794,856)	$5,888,756

*	Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2018	Trading Gains/(Losses) for the Three Months Ended March 31, 2017
Agriculture Contracts	$(2,105,622)	$(5,660,192)
Energy Contracts	1,109,727	(7,702,749)
Metal Contracts	(207,371)	4,579,272
Stock Indices Contracts	(13,130,522)	26,836,141
Short-Term Interest Rate Contracts	2,038,475	(1,132,088)
Long-Term Interest Rate Contracts	2,491,812	(5,539,196)
Forward Currency Contracts	1,952,141	(10,215,137)
Total	$(7,851,360)	$1,166,051

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2018	Trading Gains/(Losses) for the Three Months Ended March 31, 2017
Futures trading gains (losses):
Realized**	$(9,741,554)	$10,162,903
Change in unrealized	(61,947)	1,218,285
Forward currency trading gains (losses):
Realized	5,065,354	(2,735,426)
Change in unrealized	(3,113,213)	(7,479,711)
Total	$(7,851,360)	$1,166,051

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended March 31, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 21,300 and 33,100, respectively, and the monthly average of notional value of forward currency contracts was $1,006,400,000 and $1,383,400,000, respectively.

Open contracts generally mature within three months; as of March 31, 2018, the latest maturity date for open futures contracts is June 2019 and the latest maturity date for open forward currency contracts is June 2018. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2018 and December 31, 2017 was $41,444,046 and $54,020,003, respectively, which equals approximately 17% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market makers at March 31, 2018 and December 31, 2017 was $15,897,576 and $186,271, respectively, which equals approximately 7% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market makers at March 31, 2018 and December 31, 2017 was restricted cash for margin requirements of $8,490,619 and $409,892, respectively, which equals approximately 3% and 0% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

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

Offsetting of Derivative Assets
As of March 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,249,190	$(3,090,123)	$2,159,067
Futures contracts	Goldman Sachs	5,248,051	(3,131,822)	2,116,229
Total futures contracts		10,497,241	(6,221,945)	4,275,296
Forward currency contracts	UBS AG	1,979,103	(1,979,103)	0
Forward currency contracts	Royal Bank of Scotland	1,979,102	(1,979,102)	0
Total forward currency contracts		3,958,205	(3,958,205)	0
Total derivatives		$14,455,446	$(10,180,150)	$4,275,296

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,159,067	$0	$0	$2,159,067
Goldman Sachs	2,116,229	0	0	2,116,229
UBS AG	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$4,275,296	$0	$0	$4,275,296

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

Offsetting of Derivative Liabilities
As of March 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,090,123	$(3,090,123)	$0
Futures contracts	Goldman Sachs	3,131,822	(3,131,822)	0
Total futures contracts		6,221,945	(6,221,945)	0
Forward currency contracts	UBS AG	2,759,953	(1,979,103)	780,850
Forward currency contracts	Royal Bank of Scotland	2,759,952	(1,979,102)	780,850
Total forward currency contracts		5,519,905	(3,958,205)	1,561,700
Total derivatives		$11,741,850	$(10,180,150)	$1,561,700

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	780,850	(780,850	)*	0	0
Royal Bank of Scotland	780,850	0		(780,850)	0
Total	$1,561,700	$(780,850)		$(780,850)	$0

*	Represents a portion of the $9,529,395 fair value in U.S. Treasury bills held at the interbank market makers.

Offsetting of Derivative Assets
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,564,291	$(3,407,630)	$2,156,661
Futures contracts	Goldman Sachs	5,579,326	(3,398,744)	2,180,582
Total futures contracts		11,143,617	(6,806,374)	4,337,243
Forward currency contracts	UBS AG	4,269,997	(3,494,241)	775,756
Forward currency contracts	Royal Bank of Scotland	4,269,998	(3,494,241)	775,757
Total forward currency contracts		8,539,995	(6,988,482)	1,551,513
Total derivatives		$19,683,612	$(13,794,856)	$5,888,756

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

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
MARCH 31, 2018 (Unaudited)

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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2018 and December 31, 2017, the Statements of Operations and Financial Highlights for the three months ended March 31, 2018 and 2017, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2018 and December 31, 2017, the results of operations and financial highlights for the three months ended March 31, 2018 and 2017, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2018 and 2017.

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

Results of Operations

The returns for the three months ended March 31, 2018 and 2017 were (4.63)% and (1.35)%, respectively. During the three months ended March 31, 2018 and 2017, the Fund accrued brokerage fees in the amount of $4,618,862 and $6,336,700, respectively, and paid brokerage fees in the amount of $4,777,900 and $6,608,548, respectively. No performance fees were accrued or paid during these periods.

2018 (For the Three Months Ended March 31)

Of the (4.63)% year to date return, approximately (2.98)% was due to trading losses (before commissions) and approximately (1.99)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.34% due to investment income. An analysis of the (2.98)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(0.17)%
Currencies	0.73%
Interest Rates	1.50%
Stock Indices	(5.04)%
(2.98)%

The Fund showed a profit in January as gains came from foreign exchange, stock index, and interest rate holdings.  Commodity positions showed some losses. Foreign exchange positioning, in both developed and emerging FX markets, generated gains during January.  The Fund was predominately positioned short the US dollar against other traded currencies and benefitted from a weaker greenback during the month.  The weakness can be attributed to a few different themes, including expected hawkish central bank policy shifts outside the US as growth exceeds expectations, trade tensions, and US deficit concerns.  The best gains came from long positioning on the British pound, Norwegian krone, and euro all versus short the US dollar. Long positioning on global stock indices also drove profits for the Fund.  Most global stock indices welcomed 2018 with robust gains driven by a variety of factors.  A synchronized upswing of global economic growth, stronger than expected corporate earnings results, and a major tailwind from the recently passed tax reform in the US all drove equities higher.  The so-called “fear of missing out” dynamic only intensified the demand for equity exposure.  The best profits were generated in the United States and across Asia, specifically in Hong Kong and Taiwan. Interest rate positions, from long-dated and short-dated bond markets, created additional gains for the Fund.  Short positioning on US markets, specifically the 10-year and 5-year notes along with 90-day Eurodollar and 2-year notes, drove a bulk of the profits in the sector.  US yields marched higher throughout the month as bond prices dropped amid expectations that the US Federal Reserve will continue its gradual interest rate policy tightening, as US inflation expectations continue to firm against a positive economic backdrop. Commodity holdings produced losses during the month.  Profits from long positioning on precious and industrial metals and energy markets were overwhelmed by losses from short grain holdings.  The weaker US dollar and stronger economic environment helped the metal and energy longs while strong export sales data hurt the grain shorts.

The Fund declined in February due to losses from stock index, commodity, and foreign exchange holdings.  Fixed income positions showed partially offsetting gains. Long positioning on global stock indices drove losses for the Fund.  After extending the long-term rally to start 2018, global equity markets spiked lower in the first half of the month.  The sell-off was led by US stocks as markets experienced a sharp increase in volatility.  While crowded equity positions sold off on profit-taking, the VIX (a measure of volatility on the S&P 500) had its largest ever daily climb on February 5th.  The largest Fund loss came out of the US, specifically on the short VIX contract. Commodity holdings produced additional losses.  The biggest commodity sub-sector losses were found within the energy markets as long positioning across the complex suffered on the back of increasing US supplies.  Additionally, short grain positions generated losses as those markets rallied on strong export sales activity and weather concerns in key growing regions.  Long precious metal positions also produced losses amid the stronger US dollar, firmer inflation, and quicker Fed tightening expectations.  Foreign exchange positioning, in both developed and emerging FX markets, generated losses during February.  After the recent trend of a weakening US dollar, the Fund was positioned short the USD against all of our traded currencies and suffered from a broad correction in the greenback during the month.  The reaction from the FX markets to the equity sell-off early in the month was relatively muted, and the market instead focused on higher US yields and heightened inflation expectations. Interest rate positions created some offsetting gains for the Fund.  Short positioning on US markets drove the bulk of the profits in the sector.  After global fixed income markets rallied on the risk-off trade early in February, Treasuries saw a greater correction than other government bond markets.  US yields ultimately moved higher on the month amid expectations that the Federal Reserve will continue its path of tightening, while inflation expectations continue to firm against a positive economic backdrop.

March for the Fund was comprised of gains from commodity holdings while stock index and foreign exchange positions showed partially offsetting losses.  Interest rate positions had little impact on the Fund during the month. Commodity holdings produced the best gains during March.  Long positioning on the crude complex within the energy sub-sector generated profits.  Geopolitical concerns around the US potentially pulling out of the Iran nuclear deal, bullish inventory data, and speculation that OPEC might extend existing production cuts all combined to push energy prices higher during the month.  Mixed positioning across the softs sub-sector proved profitable in March as well.  A short sugar position gained amid ongoing global surplus concerns while a long cocoa holding also experienced profits as output worries from the Ivory Coast lifted prices. Long positioning on global stock indices produced some losses for the Fund.  Holdings in Australia, Singapore, Hong Kong, Japan, and the US contributed to some of the worst performance within the sector.  Fear over a potential global trade war, tightening financial conditions after the US Federal Reserve raised interest rates, and concern over additional turnover among senior members of President Trump’s inner circle all put pressure on global equity markets during the month. Foreign exchange positioning on developed FX markets drove the sector’s losses during March.  A late month rally in the US dollar produced losses from short dollar positions.  The largest loss came from short US dollar versus a long euro holding.  Dampening of concerns around a global trade war and quarter-end flows into the greenback both helped to boost the currency in the waning days of the month.  Positioning on emerging market currencies produced almost no P&L effect for the Fund during March. Interest rate positions contributed a negligible P&L impact for the Fund.  Gains from long-term markets were offset by losses in short-term markets leaving the sector nearly unchanged for the month.

2017 (For the Three Months Ended March 31)

Of the (1.35)% year to date return, approximately 0.40% was due to trading gains (before commissions) and approximately 0.27% due to investment income, offset by approximately (2.02)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 0.40% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.43)%
Currencies	(2.77)%
Interest Rates	(1.85)%
Stock Indices	7.45%
0.40%

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2018 and December 31, 2017 and the trading gains/losses by market category for the three months ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.80%	(0.17)%
Currencies	0.71%	0.73%
Interest Rates	0.42%	1.50%
Stock Indices	1.60%	(5.04)%
Aggregate/Total	2.66%	(2.98)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (4.63)% year to date return, approximately (2.98)% was due to trading losses (before commissions) and approximately (1.99)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.34% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2018, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2018.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2018 and December 31, 2017, (ii) Statements of Financial Condition March 31, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months Ended March 31, 2018 and 2017, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2018 and 2017, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Three Months Ended March 31, 2018 and 2017, (vi) Financial Highlights For the Three Months Ended March 31, 2018 and 2017, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant's Registration Statement on Form S-1 filed on April 27, 2010.
(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011 and incorporated herein by reference.
(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017 and incorporated herein by reference.
(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014 and incorporated herein by reference.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2018 and December 31, 2017, (ii) Statements of Financial Condition March 31, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months Ended March 31, 2018 and 2017, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2018 and 2017, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Three Months Ended March 31, 2018 and 2017, (vi) Financial Highlights For the Three Months Ended March 31, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 15, 2018	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer