Form 10-Q
period 2018-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2018-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

or

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
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2018 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$11,016,828	4.89%
	Credit Cards	4,002,725	1.78%
	Total Asset Backed Securities (cost $15,085,914)	15,019,553	6.67%

	Bank Deposits
	United States
	Financials	9,764,324	4.33%
	Total Bank Deposits (cost $9,764,212)	9,764,324	4.33%

	Commercial Paper
	Canada
	Financials (cost $4,735,810)	4,733,359	2.10%
	United States
	Communications	14,897,432	6.61%
	Consumer Discretionary	5,715,672	2.54%
	Consumer Staples	749,481	0.33%
	Energy	5,071,471	2.25%
	Financials	3,329,764	1.48%
	Industrials	7,157,247	3.18%
	Utilities	24,750,096	10.98%
	Total United States (cost $61,677,385)	61,671,163	27.37%
	Total Commercial Paper (cost $66,413,195)	66,404,522	29.47%

	Corporate Bonds
	Australia
	Financials (cost $364,942)	364,842	0.16%
	Canada
	Financials (cost $6,287,022)	6,264,237	2.78%
	Ireland
	Financials (cost $1,445,521)	1,439,337	0.64%
	Japan
	Financials (cost $1,297,723)	1,287,169	0.57%
	United Kingdom
	Energy	2,249,296	1.00%
	Financials	5,579,307	2.48%
	Total United Kingdom (cost $7,834,884)	7,828,603	3.48%
	United States
	Communications	6,196,178	2.75%
	Consumer Discretionary	5,097,038	2.26%
	Consumer Staples	3,680,219	1.63%
	Energy	1,323,404	0.59%
	Financials	28,601,032	12.69%
	Industrials	1,968,129	0.87%
	Technology	3,012,075	1.34%
	Utilities	728,427	0.32%
	Total United States (cost $50,661,533)	50,606,502	22.45%
	Total Corporate Bonds (cost $67,891,625)	67,790,690	30.08%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$3,395,000	U.S. Treasury Bills * Due 07/19/2018	3,392,244	1.51%
$12,960,000	U.S. Treasury Bills * Due 08/23/2018	12,925,930	5.74%
$20,255,000	U.S. Treasury Bills * Due 09/20/2018	20,170,717	8.95%
	Total Government And Agency Obligations (cost $36,485,242)	36,488,891	16.20%

	Total Fixed Income Securities ** (cost $195,640,188)	$195,467,980	86.75%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2018 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,545)	$2,545	0.00%

Total Short Term Investments (cost $2,545)	$2,545	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(401,500)	(0.18)%
Energy	2,330,102	1.03%
Metals	(3,188,675)	(1.41)%
Stock indices	(1,137,492)	(0.50)%
Short-term interest rates	(304)	0.00%
Long-term interest rates	1,892,068	0.84%
Net unrealized gain (loss) on long futures contracts	(505,801)	(0.22)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,391,559	0.62%
Metals	1,771,734	0.78%
Stock indices	7,657	0.00%
Short-term interest rates	(275,368)	(0.12)%
Long-term interest rates	(340,407)	(0.15)%
Net unrealized gain (loss) on short futures contracts	2,555,175	1.13%
Net unrealized gain (loss) on open futures contracts	$2,049,374	0.91%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,836,209)	(1.26)%
Various short forward currency contracts	8,444,387	3.75%
Net unrealized gain (loss) on open forward currency contracts	$5,608,178	2.49%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $30,817,588 deposited with the futures brokers and $5,671,303 deposited with the interbank market makers.

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

SHORT TERM INVESTMENTS

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2018 AND DECEMBER 31, 2017 (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Equity in futures broker trading accounts
Cash	$17,665,850	$24,706,781
Restricted cash	0	409,892
Fixed income securities (cost $30,814,338 and $33,911,899, respectively)	30,817,588	33,898,317
Net unrealized gain (loss) on open futures contracts	2,049,374	4,337,243
Total equity in futures broker trading accounts	50,532,812	63,352,233

Cash and cash equivalents	5,986,044	678,957
Restricted cash at interbank market makers	4,375,618	0
Short term investments (cost $2,545 and $7,756, respectively)	2,545	7,756
Fixed income securities (cost $164,825,850 and $212,473,266, respectively)	164,650,392	212,404,306
Net unrealized gain (loss) on open forward currency contracts	5,608,178	1,551,513
Interest receivable	503,621	548,273
Total assets	$231,659,210	$278,543,038

LIABILITIES
Accounts payable	$220,933	$241,165
Brokerage fee payable	1,349,473	1,622,811
Accrued commissions and other trading fees on open contracts	34,999	40,176
Offering costs payable	65,113	65,550
Redemptions payable	4,656,844	5,669,232
Total liabilities	6,327,362	7,638,934
PARTNERS' CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at June 30, 2018 and December 31, 2017	0	0
Limited Partners - 102,080.476 and 113,775.724 redeemable units outstanding at June 30, 2018 and December 31, 2017	225,331,848	270,904,104
Total partners' capital (Net Asset Value)	225,331,848	270,904,104
Total liabilities and partners' capital (Net Asset Value)	$231,659,210	$278,543,038

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$115,456	$13,619,618	$(9,611,661)	$23,822,042
Change in unrealized	(2,225,922)	(17,420,939)	(2,287,869)	(16,202,654)
Brokerage commissions	(236,832)	(430,572)	(432,133)	(832,209)
Net gain (loss) from futures trading	(2,347,298)	(4,231,893)	(12,331,663)	6,787,179

Forward currency trading gains (losses)
Realized	(8,446,287)	(10,711,797)	(3,380,933)	(13,447,223)
Change in unrealized	7,169,878	3,581,898	4,056,665	(3,897,813)
Brokerage commissions	(18,832)	(15,509)	(33,834)	(32,807)
Net gain (loss) from forward currency trading	(1,295,241)	(7,145,408)	641,898	(17,377,843)
Total net trading gain (loss)	(3,642,539)	(11,377,301)	(11,689,765)	(10,590,664)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,230,006	916,266	2,284,017	1,764,319
Realized gain (loss) on fixed income securities	(24,519)	(1,042)	(24,099)	9,866
Change in unrealized gain (loss) on fixed income securities	79,181	4,709	(89,666)	97,435
Total investment income	1,284,668	919,933	2,170,252	1,871,620

Expenses
Brokerage fee	4,115,449	5,634,563	8,734,311	11,971,263
Operating expenses	179,473	235,816	366,419	479,230
Total expenses	4,294,922	5,870,379	9,100,730	12,450,493
Net investment income (loss)	(3,010,254)	(4,950,446)	(6,930,478)	(10,578,873)
NET INCOME (LOSS)	$(6,652,793)	$(16,327,747)	$(18,620,243)	$(21,169,537)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(62.75)	$(118.72)	$(170.88)	$(145.90)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(63.44)	$(124.15)	$(173.65)	$(156.38)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	106,027.722	137,528.741	108,965.034	145,096.095

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$(18,620,243)	$(21,169,537)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(1,679,130)	20,003,032
(Increase) decrease in interest receivable	44,652	(11,935)
Increase (decrease) in accounts payable and accrued expenses	(298,747)	(649,713)
Purchases of investments	(1,455,244,647)	(1,858,693,200)
Sales/maturities of investments	1,505,994,835	1,936,143,165
Net cash from (for) operating activities	30,196,720	75,621,812

Cash flows from (for) financing activities
Redemption of units	(27,536,778)	(73,473,171)
Offering costs paid	(428,060)	(500,155)
Net cash from (for) financing activities	(27,964,838)	(73,973,326)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,231,882	1,648,486

Cash, cash equivalents and restricted cash at beginning of period	25,795,630	23,415,962
Cash, cash equivalents and restricted cash at end of period	$28,027,512	$25,064,448

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2018	December 31, 2017
Cash in futures broker trading accounts	$17,665,850	$24,706,781
Restricted cash in futures broker trading accounts	0	409,892
Cash and cash equivalents	5,986,044	678,957
Restricted cash at interbank market makers	4,375,618	0
Total cash, cash equivalents and restricted cash at end of period	$28,027,512	$25,795,630

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2018

Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss) for the six months ended June 30, 2018		0		(18,620,243)		(18,620,243)
Redemptions	0.000	0	(11,695.248)	(26,524,390)	(11,695.248)	(26,524,390)
Offering costs		0		(427,623)		(427,623)
Balances at June 30, 2018	0.000	$0	102,080.476	$225,331,848	102,080.476	$225,331,848

Six Months Ended
June 30, 2017

Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444
Net income (loss) for the six months ended June 30, 2017		(35,831)		(21,133,706)		(21,169,537)
Redemptions	0.000	0	(25,577.701)	(60,086,509)	(25,577.701)	(60,086,509)
Offering costs		(815)		(500,834)		(501,649)
Balances at June 30, 2017	234.340	$523,152	131,857.555	$294,365,597	132,091.895	$294,888,749

Net Asset Value per General and Limited Partner Unit
June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
$2,207.39	$2,381.04	$2,232.45	$2,388.83

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,270.83	$2,356.60	$2,381.04	$2,388.83

Income (loss) from operations:
Total net trading gains (losses) (1)	(33.02)	(86.32)	(106.13)	(80.01)
Net investment income (loss) (1)	(28.39)	(36.00)	(63.60)	(72.91)
Total net income (loss) from operations	(61.41)	(122.32)	(169.73)	(152.92)
Offering costs(1)	(2.03)	(1.83)	(3.92)	(3.46)
Net asset value per unit at end of period	$2,207.39	$2,232.45	$2,207.39	$2,232.45
Total Return (4)	(2.79)%	(5.27)%	(7.29)%	(6.55)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.32%	7.36%	7.33%	7.38%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.32%	7.36%	7.33%	7.38%
Net investment income (loss) (2),(3)	(5.13)%	(6.20)%	(5.58)%	(6.27)%

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

(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
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

The short-term investments represent cash held at the custodian and invested overnight in a money market fund.

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
JUNE 30, 2018 (Unaudited)
ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund can access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund's exchange-traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2018 and December 31, 2017, and for the periods ended June 30, 2018 and 2017, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Fair Value at June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,545	$0	$0	$2,545
Fixed income securities	0	195,467,980	0	195,467,980
Other Financial Instruments
Exchange-traded futures contracts	2,049,374	0	0	2,049,374
Forward currency contracts	0	5,608,178	0	5,608,178
Total	$2,051,919	$201,076,158	$0	$203,128,077

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,756	$0	$0	$7,756
Fixed income securities	0	246,302,623	0	246,302,623
Other Financial Instruments
Exchange-traded futures contracts	4,337,243	0	0	4,337,243
Forward currency contracts	0	1,551,513	0	1,551,513
Total	$4,344,999	$247,854,136	$0	$252,199,135

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2018 or the year ended December 31, 2017.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2018 and December 31, 2017, the Fund has the potential remaining reimbursement amount of approximately $36.0 million and $36.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2018 and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $65,113 and $65,550, respectively. At June 30, 2018 and December 31, 2017, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $65,113 and $65,550, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
JUNE 30, 2018 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are NatWest Markets plc ("NatWest"), formerly The Royal Bank of Scotland, and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of June 30, 2018. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2018 and 2017.

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
JUNE 30, 2018 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2018 and December 31, 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2018 Fair Value	Liability Derivatives at June 30, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,823,339	$(833,280)	$990,059
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,442,775	(112,673)	2,330,102
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,224,090	(3,641,031)	(1,416,941)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	592,348	(1,722,183)	(1,129,835)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	53,909	(329,581)	(275,672)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,963,708	(412,047)	1,551,661
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	9,767,655	(4,159,477)	5,608,178
Totals		$18,867,824	$(11,210,272)	$7,657,552

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,818,426	$(149,358)	$1,669,068
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,109,057	(1,007,528)	1,101,529
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,286,448	(1,313,045)	1,973,403
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,234,375	(1,296,601)	1,937,774
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	262,561	(245,676)	16,885
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	432,750	(2,794,166)	(2,361,416)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,539,995	(6,988,482)	1,551,513
Totals		$19,683,612	$(13,794,856)	$5,888,756
*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2018	Trading Gains/(Losses) for the Three Months Ended June 30, 2017
Agriculture Contracts	$(2,021,931)	$(79,068)
Energy Contracts	5,315,874	(4,446,271)
Metal Contracts	(4,842,737)	(3,091,601)
Stock Indices Contracts	(470,639)	11,463,771
Short-Term Interest Rate Contracts	862,309	(827,381)
Long-Term Interest Rate Contracts	(919,255)	(6,865,354)
Forward Currency Contracts	(1,276,409)	(7,129,899)
Total	$(3,352,788)	$(10,975,803)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2018	Trading Gains/(Losses) for the Six Months Ended June 30, 2017
Agriculture Contracts	$(4,127,553)	$(5,739,260)
Energy Contracts	6,425,601	(12,149,020)
Metal Contracts	(5,050,108)	1,487,671
Stock Indices Contracts	(13,601,161)	38,299,912
Short-Term Interest Rate Contracts	2,900,784	(1,959,469)
Long-Term Interest Rate Contracts	1,572,557	(12,404,550)
Forward Currency Contracts	675,732	(17,345,036)
Total	$(11,204,148)	$(9,809,752)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2018	Trading Gains/(Losses) for the Three Months Ended June 30, 2017
Futures trading gains (losses):
Realized**	$149,543	$13,575,035
Change in unrealized	(2,225,922)	(17,420,939)
Forward currency trading gains (losses):
Realized	(8,446,287)	(10,711,797)
Change in unrealized	7,169,878	3,581,898
Total	$(3,352,788)	$(10,975,803)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2018	Trading Gains/(Losses) for the Six Months Ended June 30, 2017
Futures trading gains (losses):
Realized**	$(9,592,011)	$23,737,938
Change in unrealized	(2,287,869)	(16,202,654)
Forward currency trading gains (losses):
Realized	(3,380,933)	(13,447,223)
Change in unrealized	4,056,665	(3,897,813)
Total	$(11,204,148)	$(9,809,752)

**       Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
For the three months ended June 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 20,200 and 36,100, respectively, and the monthly average of notional value of forward currency contracts was $1,092,500,000 and $1,340,700,000, respectively.

For the six months ended June 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 20,700 and 34,600, respectively, and the monthly average of notional value of forward currency contracts was $1,049,500,000 and $1,362,000,000, respectively.

Open contracts generally mature within three months; as of June 30, 2018, the latest maturity date for open futures contracts is September 2019 and the latest maturity date for open forward currency contracts is September 2018. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The Fund has entered into ISDA Agreements with UBS AG and NatWest. Under the terms of each ISDA Agreement, upon the designation of an Event of Default, as defined in each ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2018 and December 31, 2017 was $36,488,891 and $54,020,003, respectively, which equals approximately 16% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market makers at June 30, 2018 and December 31, 2017 was $7,939,614 and $186,271, respectively, which equals approximately 4% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market makers at June 30, 2018 and December 31, 2017 was restricted cash for margin requirements of $4,375,618 and $409,892, respectively, which equals approximately 2% and 0% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets
As of June 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,548,993	$(3,522,533)	$1,026,460
Futures contracts	Goldman Sachs	4,551,176	(3,528,262)	1,022,914
Total futures contracts		9,100,169	(7,050,795)	2,049,374
Forward currency contracts	UBS AG	4,883,827	(2,079,738)	2,804,089
Forward currency contracts	NatWest Markets plc	4,883,828	(2,079,739)	2,804,089
Total forward currency contracts		9,767,655	(4,159,477)	5,608,178
Total derivatives		$18,867,824	$(11,210,272)	$7,657,552

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
Derivative Assets and Collateral Received by Counterparty
As of June 30, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$1,026,460	$0	$0	$1,026,460
Goldman Sachs	1,022,914	0	0	1,022,914
UBS AG	2,804,089	0	0	2,804,089
NatWest Markets plc	2,804,089	0	0	2,804,089
Total	$7,657,552	$0	$0	$7,657,552

Offsetting of Derivative Liabilities
As of June 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,522,533	$(3,522,533)	$0
Futures contracts	Goldman Sachs	3,528,262	(3,528,262)	0
Total futures contracts		7,050,795	(7,050,795)	0
Forward currency contracts	UBS AG	2,079,738	(2,079,738)	0
Forward currency contracts	NatWest Markets plc	2,079,739	(2,079,739)	0
Total forward currency contracts		4,159,477	(4,159,477)	0
Total derivatives		$11,210,272	$(11,210,272)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,564,291	$(3,407,630)	$2,156,661
Futures contracts	Goldman Sachs	5,579,326	(3,398,744)	2,180,582
Total futures contracts		11,143,617	(6,806,374)	4,337,243
Forward currency contracts	UBS AG	4,269,997	(3,494,241)	775,756
Forward currency contracts	NatWest Markets plc	4,269,998	(3,494,241)	775,757
Total forward currency contracts		8,539,995	(6,988,482)	1,551,513
Total derivatives		$19,683,612	$(13,794,856)	$5,888,756

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$2,156,661	$0	$0	$2,156,661
Goldman Sachs	2,180,582	0	0	2,180,582
UBS AG	775,756	0	0	775,756
NatWest Markets plc	775,757	0	0	775,757
Total	$5,888,756	$0	$0	$5,888,756

Offsetting of Derivative Liabilities
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,407,630	$(3,407,630)	$0
Futures contracts	Goldman Sachs	3,398,744	(3,398,744)	0
Total futures contracts		6,806,374	(6,806,374)	0
Forward currency contracts	UBS AG	3,494,241	(3,494,241)	0
Forward currency contracts	NatWest Markets plc	3,494,241	(3,494,241)	0
Total forward currency contracts		6,988,482	(6,988,482)	0
Total derivatives		$13,794,856	$(13,794,856)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2018 and December 31, 2017, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2018 and 2017, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2018 and December 31, 2017, the results of operations and financial highlights for the three months and six months ended June 30, 2018 and 2017, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2018 and 2017.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund's assets in the custodial account. PNC invests the assets according to agreed-upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset backed securities.

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

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk. Campbell & Company trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures and forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period.

Results of Operations

The returns for the six months ended June 30, 2018 and 2017 were (7.29)% and (6.55)%, respectively. During the six months ended June 30, 2018 and 2017, the Fund accrued brokerage fees in the amount of $8,734,311 and $11,971,263, respectively, and paid brokerage fees in the amount of $9,007,649 and $12,529,528, respectively. No performance fees were accrued or paid during these periods.

2018 (For the Six Months Ended June 30)

Of the (7.29)% year to date return, approximately (4.13)% was due to trading losses (before commissions) and approximately (4.03)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.87% due to investment income. An analysis of the (4.13)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(0.84)%
Currencies	0.33%
Interest Rates	1.54%
Stock Indices	(5.16)%
(4.13)%

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

March for the Fund was comprised of gains coming from commodity holdings while stock index and foreign exchange positions showed partially offsetting losses.  Interest rate positions had little impact on the Fund during the month. Commodity holdings produced the best gains during March.  Long positioning on the crude complex within the energy sub-sector generated profits.  Geopolitical concerns around the US potentially pulling out of the Iran nuclear deal, bullish inventory data, and speculation that OPEC might extend existing production cuts all combined to push energy prices higher during the month.  Mixed positioning across the softs sub-sector proved profitable in March as well.  A short sugar position gained amid ongoing global surplus concerns while a long cocoa holding also experienced profits as output worries from the Ivory Coast lifted prices. Long positioning on global stock indices produced some losses for the Fund.  Holdings in Australia, Singapore, Hong Kong, Japan, and the US contributed to some of the worst performance within the sector.  Fear over a potential global trade war, tightening financial conditions after the US Federal Reserve raised interest rates, and concern over additional turnover among senior members of President Trump’s inner circle all put pressure on global equity markets during the month. Foreign exchange positioning on developed FX markets drove the sector’s losses during March.  A late month rally in the US dollar produced losses from short dollar positions.  The largest loss came from short US dollar versus a long euro holding.  Dampening of concerns around a global trade war and quarter-end flows into the greenback both helped to boost the currency in the waning days of the month.  Positioning on emerging market currencies produced almost no P&L effect for the Fund during March. Interest rate positions contributed a negligible P&L impact for the Fund.  Gains from long-term markets were offset by losses in short-term markets leaving the sector nearly unchanged for the month.

Losses in April came from foreign exchange and commodity positions while fixed income and stock index holdings produced some partially offsetting gains for the Fund. Foreign exchange positioning, in both developed and emerging FX markets, generated losses in April.  After the recent trend of a weakening US dollar, the Fund was positioned short the US dollar against most of our traded currencies and suffered from a broad correction in the greenback.  Early in the month, FX markets focused more on trade frictions and geopolitical tension but as those concerns eased, the market instead looked to higher US interest rates and heightened inflation expectations, causing a US dollar rally. Commodity holdings produced additional losses during April.  The biggest sub-sector detractor was found within the industrial metals complex.  Short positioning on aluminum suffered when the commodity pushed higher on supply worries following Russian sanctions by the White House.  Energy and soft commodity holdings produced partially offsetting gains.  Long positioning across the crude complex generated profits as the sub-sector rose to multi-year highs on supply disruptions. Interest rate positions, from long-dated and short-dated bond markets, created gains for the Fund.  Short positioning on US markets, specifically the 10-year and 5-year notes along with Eurodollar and 2-year notes, drove profits in the sector.  US bond prices fell and yields trended higher with the 10-year note yield piercing the widely scrutinized 3% level intra-month.  Firming inflation expectations and the rebound in the US dollar provided support to yields.    Long positioning on several stock indices produced additional gains as global stock markets rose in April.  Reduced tariff tensions, strong US earnings, and eased geopolitical concerns on the Korean peninsula provided a tailwind for equities during the month.  Additionally, European stocks were supported after the European Central Bank (“ECB”) steered away from any surprises during their April meeting.

The Fund showed a decline in May from all four asset classes traded  – Interest Rates, FX, Commodities, and Stock Indices. Interest rate positions generated some of the largest losses for the Fund during May.  Long positioning on the Italian 10-year note suffered amid a sharp sell-off due to political turmoil in the country which sparked speculation that Italy might leave the European Union.  That same turmoil sent US interest rate markets higher due to safe-haven buying which hurt the Fund as it was positioned short across the entire US interest rate curve in anticipation of further FOMC rate hikes later this year. Foreign exchange positioning, in both developed and emerging FX markets, also generated losses during the month.  A long position on the British pound (versus short US dollar) declined in value as the ongoing BREXIT impasse, weaker UK economic data, and fading Bank of England rate-hike expectations all conspired to push the currency lower.  A long position on the Turkish lira added to sector losses as economic and political woes in that country sent the EM currency to record lows against the dollar. Commodity holdings produced additional losses as well.  A short sugar position suffered as the soft commodity advanced as Brazilian supply concerns boosted prices amid a trucker strike in the country.  Other sub-sector losses were experienced in the grains, meats, and precious metals.  The energy sub-sector, however, provided some partially offsetting gains.  Long positioning across the crude complex benefitted as prices generally stayed in the uptrend that began almost one year ago. Long positioning on a variety of global stock indices produced some good profits for the Fund early in the month as most world indices experienced gains.  Unfortunately, later in May, the political concerns that flared in Italy and renewed trade tensions between the US and China trigged a sharp reversal in prices, especially in Europe and Asia, which resulted in losses for some of the holdings.  A long position on the Italian stock index was one of the worst performing markets for the sector.

Gains in June came from all four asset classes traded by the Fund – FX, Interest Rates, Commodities, and Stock Indices. Foreign exchange positioning generated some of the strongest gains during the month.  While the positive returns were dominated by our short developed market positions (versus long the USD), we also saw gains across various emerging market currencies as well.  The US dollar saw choppy trading early in June but ultimately continued the uptrend from the first two months of the second quarter.  The DXY dollar index hit fresh 2018 highs and the greenback finished the month stronger versus the majority of our tradeable currencies.  The back and forth headlines on a potential global trade war, coupled with dovish policies outside of the US, proved to be the major macro themes driving foreign exchange markets during the month. Interest rate positions generated additional gains for the Fund during June.  Short positioning in US markets, specifically the 90-day Eurodollar and 2-year notes, created the bulk of fixed income gains as yields rose (prices fell) on the back of a 25 basis point FOMC rate hike, hawkish US Fed commentary, and a higher-than-expected projection for two additional US rate hikes this year.  Policy divergence between the Fed and other central banks, such as the ECB and the Bank of Japan, benefitted our positioning. Commodity holdings produced small additional profits as well.  A short corn position experienced strong profits as the grain fell to multi-month lows amid above-average crop progress and on concerns that trade tensions between the US and China could hurt US exports.  Long energy positions produced profits after a larger-than-expected reduction in US oil inventories. Long positioning on a variety of global stock indices added slightly to the positive monthly result.  Stock index returns ebbed and flowed on the numerous headlines surrounding trade tensions between the US and her trading partners.  Some of the best monthly stock index gains were found in Australia, Canada, and the United States.

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

The Fund showed a loss in June led by down interest rate holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Fund’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Fund during June.  Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Fund.  Late in the month, Mario Draghi, President of the ECB, gave a speech at the opening of the ECB's Forum on Central Banking which heightened expectations for monetary policy tapering in Europe.  In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages.  The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come.  The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Fund. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month.  Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions.  The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indices ended the month showing little impact on the Fund.  Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

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

The Fund's risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund's VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst-case outcome.

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

 The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2018 and December 31, 2017 and the trading gains/losses by market category for the six months ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	(0.84)%
Currencies	0.60%	0.33%
Interest Rates	0.65%	1.54%
Stock Indices	0.49%	(5.16)%
Aggregate/Total	1.24%	(4.13)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (7.29)% year to date return, approximately (4.13)% was due to trading losses (before commissions) and approximately (4.03)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 0.87% due to investment income.

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

**
Of the (0.33)% return for the year ended December 31, 2017, approximately (8.15)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 6.67% due to trading gains (before commissions) and approximately 1.15% due to investment income.

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

4)	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

VaR is not necessarily representative of historic risk nor should it be used to predict the Fund's future financial performance or its ability to manage and monitor risk. There can be no assurance that the Fund's actual losses on a day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk because of investing a portion of its available assets in U.S. Treasury Bills held at the brokers and over-the-counter counterparties. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2018, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2018.

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

Fixed Income Securities and Short-Term Investments

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

Item 4.  Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner's chief executive officer and managing director, operations and finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and managing director, operations and finance have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition June 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2018 and 2017, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2018 and 2017, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2018 and 2017, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 on April 27, 2010.

(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011.

(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017.

(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition June 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2018 and 2017, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2018 and 2017, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 14, 2018	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer