Form 10-Q
period 2018-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2018-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive data File required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2018 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$9,234,444	4.46%
	Credit Cards	4,011,519	1.94%
	Total Asset Backed Securities (cost $13,288,231)	13,245,963	6.40%

	Bank Deposits
	United States
	Financials	2,889,252	1.40%
	Total Bank Deposits (cost $2,889,949)	2,889,252	1.40%

	Commercial Paper
	United Kingdom
	Financials (cost $1,833,161)	1,832,842	0.89%
	United States
	Communications	11,378,404	5.50%
	Consumer Discretionary	12,182,972	5.89%
	Consumer Staples	5,555,258	2.68%
	Energy	6,020,984	2.91%
	Financials	13,490,301	6.52%
	Industrials	3,189,227	1.54%
	Utilities	11,689,092	5.65%
	Total United States (cost $63,519,355)	63,506,238	30.69%
	Total Commercial Paper (cost $65,352,516)	65,339,080	31.58%

	Corporate Bonds
	Australia
	Financials (cost $364,949)	364,689	0.18%
	Canada
	Financials (cost $6,288,257)	6,279,757	3.04%
	Ireland
	Financials (cost $1,445,236)	1,444,076	0.70%
	Japan
	Financials (cost $1,298,271)	1,291,037	0.62%
	United Kingdom
	Energy	1,197,635	0.58%
	Financials	4,348,463	2.10%
	Total United Kingdom (cost $5,538,793)	5,546,098	2.68%
	United States
	Communications	6,195,377	2.99%
	Consumer Discretionary	4,144,026	2.00%
	Consumer Staples	4,749,154	2.30%
	Energy	1,323,354	0.64%
	Financials	22,050,870	10.66%
	Industrials	2,821,842	1.36%
	Technology	4,024,024	1.94%
	Utilities	476,182	0.23%
	Total United States (cost $45,786,904)	45,784,829	22.12%
	Total Corporate Bonds (cost $60,722,410)	60,710,486	29.34%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$4,235,000	U.S. Treasury Bills * Due 10/25/2018	4,229,149	2.04%
$15,595,000	U.S. Treasury Bills * Due 11/23/2018	15,546,699	7.52%
$14,407,500	U.S. Treasury Bills * Due 12/20/2018	14,339,545	6.93%
	Total Government And Agency Obligations (cost $34,117,147)	34,115,393	16.49%
	Total Fixed Income Securities ** (cost $176,370,253)	$176,300,174	85.21%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2018 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $1,179,772)	$1,179,772	0.57%
Total Short Term Investments (cost $1,179,772)	$1,179,772	0.57%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(36,548)	(0.02)%
Energy	1,913,678	0.92%
Metals	534,723	0.26%
Stock indices	2,076,395	1.00%
Short-term interest rates	(21,607)	(0.01)%
Long-term interest rates	(504,662)	(0.24)%
Net unrealized gain (loss) on long futures contracts	3,961,979	1.91%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,320,685	0.64%
Energy	(162,488)	(0.08)%
Metals	(221,282)	(0.11)%
Stock indices	(15,894)	(0.01)%
Short-term interest rates	906,565	0.44%
Long-term interest rates	837,805	0.41%
Net unrealized gain (loss) on short futures contracts	2,665,391	1.29%
Net unrealized gain (loss) on open futures contracts	$6,627,370	3.20%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$156,752	0.07%
Various short forward currency contracts	(2,675,197)	(1.29)%
Net unrealized gain (loss) on open forward currency contracts	$(2,518,445)	(1.22)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $27,803,527 deposited with the futures brokers and $6,311,866 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Equity in futures brokers trading accounts
Cash	$14,488,208	$24,706,781
Restricted cash	0	409,892
Fixed income securities (cost $27,805,160 and $33,911,899, respectively)	27,803,527	33,898,317
Net unrealized gain (loss) on open futures contracts	6,627,370	4,337,243
Total equity in futures brokers trading accounts	48,919,105	63,352,233

Cash and cash equivalents	6,898,604	678,957
Restricted cash at interbank market makers	10,412,043	0
Short term investments (cost $1,179,772 and $7,756, respectively)	1,179,772	7,756
Fixed income securities (cost $148,565,093 and $212,473,266, respectively)	148,496,647	212,404,306
Net unrealized gain (loss) on open forward currency contracts	(2,518,445)	1,551,513
Interest receivable	358,501	548,273
Total assets	$213,746,227	$278,543,038

LIABILITIES
Accounts payable	$222,557	$241,165
Brokerage fee payable	1,244,964	1,622,811
Accrued commissions and other trading fees on open contracts	34,670	40,176
Offering costs payable	66,681	65,550
Redemptions payable	5,283,885	5,669,232
Total liabilities	6,852,757	7,638,934
PARTNERS' CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at September 30, 2018 and December 31, 2017	0	0
Limited Partners - 95,277.407 and 113,775.724 redeemable units outstanding at September 30, 2018 and December 31, 2017	206,893,470	270,904,104
Total partners' capital (Net Asset Value)	206,893,470	270,904,104
Total liabilities and partners' capital (Net Asset Value)	$213,746,227	$278,543,038

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
TRADING GAINS (LOSSES)	2018	2017	2018	2017
Futures trading gains (losses)
Realized	$(6,187,583)	$(17,556,792)	$(15,799,244)	$6,265,250
Change in unrealized	4,577,996	20,045,798	2,290,127	3,843,144
Brokerage commissions	(218,559)	(289,361)	(650,692)	(1,121,570)
Net gain (loss) from futures trading	(1,828,146)	2,199,645	(14,159,809)	8,986,824

Forward currency trading gains (losses)
Realized	9,222,552	7,160,865	5,841,619	(6,286,358)
Change in unrealized	(8,126,623)	(2,898,452)	(4,069,958)	(6,796,265)
Brokerage commissions	(18,166)	(14,803)	(52,000)	(47,610)
Net gain (loss) from forward currency trading	1,077,763	4,247,610	1,719,661	(13,130,233)
Total net trading gain (loss)	(750,383)	6,447,255	(12,440,148)	(4,143,409)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,183,481	906,020	3,467,498	2,670,339
Realized gain (loss) on fixed income securities	354	15,825	(23,745)	25,691
Change in unrealized gain (loss) on fixed income securities	102,129	(10,290)	12,463	87,145
Total investment income	1,285,964	911,555	3,456,216	2,783,175

Expenses
Brokerage fee	3,811,671	5,132,981	12,545,982	17,104,244
Operating expenses	200,777	208,238	567,196	687,468
Total expenses	4,012,448	5,341,219	13,113,178	17,791,712
Net investment income (loss)	(2,726,484)	(4,429,664)	(9,656,962)	(15,008,537)
NET INCOME (LOSS)	$(3,476,867)	$2,017,591	$(22,097,110)	$(19,151,946)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(34.75)	$15.69	$(208.48)	$(137.20)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(35.90)	$11.63	$(209.55)	$(144.75)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	100,050.235	128,596.893	105,993.435	139,596.361

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$(22,097,110)	$(19,151,946)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	1,767,368	2,865,976
Increase (decrease) in payable for securities purchased	0	3,044,400
(Increase) decrease in interest receivable	189,772	243,833
Increase (decrease) in accounts payable and accrued expenses	(401,961)	(712,388)
Purchases of investments	(2,168,191,210)	(2,662,067,711)
Sales/maturities of investments	2,237,034,106	2,781,033,059
Net cash from (for) operating activities	48,300,965	105,255,223

Cash flows from (for) financing activities
Redemption of units	(41,660,404)	(95,034,769)
Offering costs paid	(637,336)	(742,857)
Net cash from (for) financing activities	(42,297,740)	(95,777,626)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,003,225	9,477,597

Cash, cash equivalents and restricted cash at beginning of period	25,795,630	23,415,962
Cash, cash equivalents and restricted cash at end of period	$31,798,855	$32,893,559

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2018	December 31, 2017
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$14,488,208	$24,706,781
Restricted cash in futures brokers trading accounts	0	409,892
Cash and cash equivalents	6,898,604	678,957
Restricted cash at interbank market makers	10,412,043	0
Total cash, cash equivalents and restricted cash at end of period	$31,798,855	$25,795,630

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2018

Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss) for the nine months ended September 30, 2018		0		(22,097,110)		(22,097,110)
Redemptions	0.000	0	(18,498.317)	(41,275,057)	(18,498.317)	(41,275,057)
Offering costs		0		(638,467)		(638,467)
Balances at September 30, 2018	0.000	$0	95,277.407	$206,893,470	95,277.407	$206,893,470

Nine Months Ended September 30, 2017

Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444
Net income (loss) for the nine months ended September 30, 2017		(32,694)		(19,119,252)		(19,151,946)
Redemptions	0.000	0	(35,786.903)	(83,253,390)	(35,786.903)	(83,253,390)
Offering costs		(1,226)		(725,715)		(726,941)
Balances at September 30, 2017	234.340	$525,878	121,648.353	$272,988,289	121,882.693	$273,514,167

Net Asset Value per General and Limited Partner Unit
September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
$2,171.49	$2,381.04	$2,244.08	$2,388.83

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,207.39	$2,232.45	$2,381.04	$2,388.83

Income (loss) from operations:
Total net trading gains (losses) (1)	(6.54)	47.83	(112.42)	(32.03)
Net investment income (loss) (1)	(27.25)	(34.45)	(91.11)	(107.51)
Total net income (loss) from operations	(33.79)	13.38	(203.53)	(139.54)
Offering costs (1)	(2.11)	(1.75)	(6.02)	(5.21)
Net asset value per unit at end of period	$2,171.49	$2,244.08	$2,171.49	$2,244.08
Total Return (4)	(1.63)%	0.52%	(8.80)%	(6.06)%
Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.42%	7.41%	7.37%	7.38%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.42%	7.41%	7.37%	7.38%
Net investment income (loss) (2),(3)	(5.04)%	(6.15)%	(5.43)%	(6.22)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2018 and December 31, 2017, and for the periods ended September 30, 2018 and 2017, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Fair Value at September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,179,772	$0	$0	$1,179,772
Fixed income securities	0	176,300,174	0	176,300,174
Other Financial Instruments
Exchange-traded futures contracts	6,627,370	0	0	6,627,370
Forward currency contracts	0	(2,518,445)	0	(2,518,445)
Total	$7,807,142	$173,781,729	$0	$181,588,871

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,756	$0	$0	$7,756
Fixed income securities	0	246,302,623	0	246,302,623
Other Financial Instruments
Exchange-traded futures contracts	4,337,243	0	0	4,337,243
Forward currency contracts	0	1,551,513	0	1,551,513
Total	$4,344,999	$247,854,136	$0	$252,199,135

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2018 or the year ended December 31, 2017.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
G. Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2018 and December 31, 2017, the Fund has the potential remaining reimbursement amount of approximately $35.8 million and $36.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2018 and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $66,681 and $65,550, respectively. At September 30, 2018 and December 31, 2017, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $66,681 and $65,550, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An affected entity is permitted to adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Fund’s financial statement disclosures.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

Note 6. DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund's counterparties with regard to its forward currency transactions are NatWest Markets PLC ("NatWest"), formerly The Royal Bank of Scotland, and UBS AG ("UBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement ("ISDA Agreement") with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of September 30, 2018. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7. OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2018 and 2017.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2018 and December 31, 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2018 Fair Value	Liability Derivatives at September 30, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,809,760	$(525,623)	$1,284,137
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,921,608	(170,418)	1,751,190
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,558,400	(2,244,959)	313,441
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,698,812	(638,311)	2,060,501
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	950,063	(65,105)	884,958
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,095,003	(761,860)	333,143
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	3,889,028	(6,407,473)	(2,518,445)
Totals		$14,922,674	$(10,813,749)	$4,108,925

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31,2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,818,426	$(149,358)	$1,669,068
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,109,057	(1,007,528)	1,101,529
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,286,448	(1,313,045)	1,973,403
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,234,375	(1,296,601)	1,937,774
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	262,561	(245,676)	16,885
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	432,750	(2,794,166)	(2,361,416)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,539,995	(6,988,482)	1,551,513
Totals		$19,683,612	$(13,794,856)	$5,888,756

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2018	Trading Gains/(Losses) for the Three Months Ended September 30, 2017
Agriculture Contracts	$129,363	$(6,720,312)
Energy Contracts	(642,339)	16,234
Metal Contracts	(520,290)	(2,244,300)
Stock Indices Contracts	1,688,238	11,181,962
Short-Term Interest Rate Contracts	1,376,582	(562,516)
Long-Term Interest Rate Contracts	(3,638,051)	896,667
Forward Currency Contracts	1,095,929	4,262,413
Total	$(510,568)	$6,830,148

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017
Agriculture Contracts	$(3,998,190)	$(12,459,572)
Energy Contracts	5,783,262	(12,132,786)
Metal Contracts	(5,570,398)	(756,629)
Stock Indices Contracts	(11,912,923)	49,481,874
Short-Term Interest Rate Contracts	4,277,366	(2,521,985)
Long-Term Interest Rate Contracts	(2,065,494)	(11,507,883)
Forward Currency Contracts	1,771,661	(13,082,623)
Total	$(11,714,716)	$(2,979,604)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2018	Trading Gains/(Losses) for the Three Months Ended September 30, 2017
Futures trading gains (losses):
Realized**	$(6,184,493)	$(17,478,063)
Change in unrealized	4,577,996	20,045,798
Forward currency trading gains (losses):
Realized	9,222,552	7,160,865
Change in unrealized	(8,126,623)	(2,898,452)
Total	$(510,568)	$6,830,148

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017
Futures trading gains (losses):
Realized**	$(15,776,504)	$6,259,875
Change in unrealized	2,290,127	3,843,144
Forward currency trading gains (losses):
Realized	5,841,619	(6,286,358)
Change in unrealized	(4,069,958)	(6,796,265)
Total	$(11,714,716)	$(2,979,604)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
For the three months ended September 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 19,300 and 25,000, respectively, and the monthly average of notional value of forward currency contracts was $1,019,000,000 and $1,152,000,000, respectively.

For the nine months ended September 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 20,300 and 31,400, respectively, and the monthly average of notional value of forward currency contracts was $1,039,300,000 and $1,292,000,000, respectively.

Open contracts generally mature within three months; as of September 30, 2018, the latest maturity date for open futures contracts is December 2019 and the latest maturity date for open forward currency contracts is December 2018. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2018 and December 31, 2017 was $34,115,393 and $54,020,003, respectively, which equals approximately 16% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market makers at September 30, 2018 and December 31, 2017 was $16,573,821 and $186,271, respectively, which equals approximately 8% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market makers at September 30, 2018 and December 31, 2017 was restricted cash for margin requirements of $10,412,043 and $409,892, respectively, which equals approximately 5% and 0% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets
As of September 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,499,694	$(2,184,685)	$3,315,009
Futures contracts	Goldman Sachs	5,533,952	(2,221,591)	3,312,361
Total futures contracts		11,033,646	(4,406,276)	6,627,370
Forward currency contracts	UBS AG	1,944,514	(1,944,514)	0
Forward currency contracts	NatWest Markets PLC	1,944,514	(1,944,514)	0
Total forward currency contracts		3,889,028	(3,889,028)	0
Total derivatives		$14,922,674	$(8,295,304)	$6,627,370

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
Derivative Assets and Collateral Received by Counterparty
As of September 30, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,315,009	$0	$0	$3,315,009
Goldman Sachs	3,312,361	0	0	3,312,361
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$6,627,370	$0	$0	$6,627,370

Offsetting of Derivative Liabilities
As of September 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,184,685	$(2,184,685)	$0
Futures contracts	Goldman Sachs	2,221,591	(2,221,591)	0
Total futures contracts		4,406,276	(4,406,276)	0
Forward currency contracts	UBS AG	3,203,736	(1,944,514)	1,259,222
Forward currency contracts	NatWest Markets PLC	3,203,737	(1,944,514)	1,259,223
Total forward currency contracts		6,407,473	(3,889,028)	2,518,445
Total derivatives		$10,813,749	$(8,295,304)	$2,518,445

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	1,259,222	(1,259,222	)*	0	0
NatWest Markets PLC	1,259,223	0		(1,259,223)	0
Total	$2,518,445	$(1,259,222)		$(1,259,223)	$0

*	Represents a portion of the $6,311,866 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,564,291	$(3,407,630)	$2,156,661
Futures contracts	Goldman Sachs	5,579,326	(3,398,744)	2,180,582
Total futures contracts		11,143,617	(6,806,374)	4,337,243
Forward currency contracts	UBS AG	4,269,997	(3,494,241)	775,756
Forward currency contracts	NatWest Markets PLC	4,269,998	(3,494,241)	775,757
Total forward currency contracts		8,539,995	(6,988,482)	1,551,513
Total derivatives		$19,683,612	$(13,794,856)	$5,888,756

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,156,661	$0	$0	$2,156,661
Goldman Sachs	2,180,582	0	0	2,180,582
UBS AG	775,756	0	0	775,756
NatWest Markets PLC	775,757	0	0	775,757
Total	$5,888,756	$0	$0	$5,888,756

Offsetting of Derivative Liabilities
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of FinancialCondition
Futures contracts	UBS Securities LLC	$3,407,630	$(3,407,630)	$0
Futures contracts	Goldman Sachs	3,398,744	(3,398,744)	0
Total futures contracts		6,806,374	(6,806,374)	0
Forward currency contracts	UBS AG	3,494,241	(3,494,241)	0
Forward currency contracts	NatWest Markets PLC	3,494,241	(3,494,241)	0
Total forward currency contracts		6,988,482	(6,988,482)	0
Total derivatives		$13,794,856	$(13,794,856)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2018 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2018 and December 31, 2017, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2018 and 2017, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2018 and December 31, 2017, the results of operations and financial highlights for the three months and nine months ended September 30, 2018 and 2017, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2018 and 2017.

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

Results of Operations

The returns for the nine months ended September 30, 2018 and 2017 were (8.80)% and (6.06)%, respectively. During the nine months ended September 30, 2018 and 2017, the Fund accrued brokerage fees in the amount of $12,545,982 and $17,104,244, respectively, and paid brokerage fees in the amount of $12,923,829 and $17,778,507, respectively. No performance fees were accrued or paid during these periods.

2018 (For the Nine Months Ended September 30)

Of the (8.80)% year to date return, approximately (4.17)% was due to trading losses (before commissions) and approximately (6.09)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.46% due to investment income. An analysis of the (4.17)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.20)%
Currencies	0.82%
Interest Rates	0.60%
Stock Indices	(4.39)%
(4.17)%

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

March for the Fund was comprised of gains coming from commodity holdings while stock index and foreign exchange positions showed partially offsetting losses.  Interest rate positions had little impact on the Fund during the month. Commodity holdings produced the best gains during March.  Long positioning on the crude complex within the energy sub-sector generated profits.  Geopolitical concerns around the US potentially pulling out of the Iran nuclear deal, bullish inventory data, and speculation that Organization of Petroleum Exporting Countries (“OPEC”) might extend existing production cuts all combined to push energy prices higher during the month.  Mixed positioning across the softs sub-sector proved profitable in March as well.  A short sugar position gained amid ongoing global surplus concerns while a long cocoa holding also experienced profits as output worries from the Ivory Coast lifted prices. Long positioning on global stock indices produced some losses for the Fund.  Holdings in Australia, Singapore, Hong Kong, Japan, and the US contributed to some of the worst performance within the sector.  Fear over a potential global trade war, tightening financial conditions after the US Federal Reserve raised interest rates, and concern over additional turnover among senior members of President Trump’s inner circle all put pressure on global equity markets during the month. Foreign exchange positioning on developed FX markets drove the sector’s losses during March.  A late month rally in the US dollar produced losses from short dollar positions.  The largest loss came from short US dollar versus a long euro holding.  Dampening of concerns around a global trade war and quarter-end flows into the greenback both helped to boost the currency in the waning days of the month.  Positioning on emerging market currencies produced almost no P&L effect for the Fund during March. Interest rate positions contributed a negligible P&L impact for the Fund.  Gains from long-term markets were offset by losses in short-term markets leaving the sector nearly unchanged for the month.

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

Losses in July came from commodities, FX and interest rates, while stock indices provided some partially offsetting gains. Commodity holdings produced some of the largest monthly losses for the Fund.  Long energy positions declined as the complex fell from multi-year highs amid a myriad of bearish developments including global trade tensions and climbing output from OPEC.  Short grain positions suffered as the agricultural complex rallied sharply sparking a short squeeze amid supply concerns.  Long positioning on the industrial metals also created losses due to a sell-off created by fears over a global trade war and related concerns about future demand from China. Foreign exchange positioning generated additional losses during the month.  Short commodity currency holdings (versus long US dollar) produced losses for the Fund as those markets rose as trade war fears dampened somewhat in the second half of the month.  Short European foreign exchange positioning (versus long US dollar) also experienced losses, most notably from the Swedish krona which rallied after the Riksbank (Sweden’s central bank) turned more hawkish amid stronger economic data in that country during the month. Interest rate positions were also a drag on the Fund during July.  Long positioning in Europe and the APAC region suffered as bond investors grew more concerned that global central banks are beginning to slowly withdraw stimulus with an eye towards higher interest rates in the future.  Short positioning across much of the US interest rate curve provided some partially offsetting gains as US fixed income prices fell with other global bond markets. Long positioning on a variety of global stock indices added some partially offsetting gains to the Fund during the month.  Most stock indices enjoyed a bullish tailwind from a stronger-than-expected second quarter earnings season which eclipsed the uncertainty caused by on-again, off-again international trade tensions.

Profits in August came from commodities and FX while interest rates and stock indices provided some partially offsetting losses during the month. Commodity holdings produced some of the largest monthly gains for the Fund.  Short grain positions profited as the sub-sector sold off amid trade turmoil, beneficial weather, and higher yield estimates.  Long energy holdings across the crude complex experienced gains as looming US sanctions on Iran, which are expected to cripple the nation’s oil exports, as well as larger than expected US inventory draws, fueled prices higher.  The soft commodity sub-sector also added gains to the bottom-line, led by a short coffee holding.  Coffee prices were pressured to a 12-year low amid a weaker Brazilian real and record harvest forecasts in Brazil. Foreign exchange positioning generated additional profits during the month.  Long US dollar positions, against both developed and emerging market currencies, generated the gains.  A short New Zealand dollar holding (versus long US dollar) experienced some of the greatest gains as weaker economic data and a dovish central bank caused the kiwi to sell-off.  In emerging markets, a short holding on the South African rand (versus long US dollar) provided profits as expectations for further increases in US interest rates continued to put pressure on emerging market currencies. Interest rate positions were a drag on the Fund during August.  Short positioning on US and United Kingdom fixed income markets suffered amid flight-to-safety buying and short-covering.  Mounting concerns over the stability of emerging markets, especially in countries such as Argentina and Turkey, fueled demand for the relative safety of fixed income instruments as potential contagion fears spread. Long positioning on a variety of global stock indices also detracted from the monthly gains of the Fund.  European and Asia long holdings generated most of the losses.  Ongoing global trade tensions linked with uncertainty over BREXIT negotiations in the UK, and weaker than expected tech earnings, in Asia pressured those regions lower.

The Fund declined in September due to losses from FX and stock index positions, while commodity and fixed income holdings produced offsetting gains for the Fund. Foreign exchange positioning, in both developed and emerging markets, generated losses in September.  After the recent trend of a strengthening US dollar and emerging market weakness, the Fund was positioned long the US dollar against most of our traded currencies and suffered from a correction in the greenback.  Early in the month, FX markets focused more on trade frictions and geopolitical tension but those concerns gradually eased and emerging market currencies saw their first monthly gain since March. Stock index holdings produced additional losses for the Fund.  Long positioning on a variety of indices suffered from choppy markets that were whipsawed by global trade concerns between the US and her major economic partners.  Balancing losses were gains seen from the Nikkei, which posted its best month in a year.  Japanese shares were helped by a weaker yen which acted as a tailwind to exporters and a government which may be willing to make a trade deal. Interest rate positions from short US fixed income markets created gains for the Fund during the month.  US bond markets fell and yields rose due to firming inflation data, a hike by the US Federal Reserve, and the decreasing risk of emerging market contagion.  Providing smaller offsetting losses were our long positions on the long-dated European bond markets. Commodity holdings produced additional offsetting gains for the Fund during the month.  The largest sub-sector gains were found in energies as long WTI and Brent oil positions profited.  Oil prices rose on the potential for refinery disruptions from tropical storms and fears of a supply crunch from looming US-lead sanctions on Iran, outweighing the bearish effects of escalating disputes over global trade.

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

The Fund showed a gain in August led by interest rate and commodity holdings, while foreign exchange and stock index positions produced some partially offsetting losses during the month. Interest rate positions produced the best gains for the Fund. Long positioning on German and Japanese long-term interest rate notes contributed some of the best sector gains. Early in the month, a spike in demand for safe-haven assets drove bond prices higher amid new threats by North Korea to launch missiles at the US territory of Guam. Later in the month, bonds benefitted again when North Korea launched a missile that flew over Japan, triggering a new round of safety-seeking trades. Commodity holdings produced some additional profits during August. Long positioning on copper and zinc experienced gains on the back of strengthening Chinese demand and improving macro conditions. Short wheat positions also produced profits as those markets sold-off amid steady harvest progress and improved crop ratings. The Fund experienced some partially offsetting losses in the energies, precious metals, and meats sub-sectors. Foreign exchange positions produced losses for the Fund, as long positioning on the New Zealand dollar (versus the US dollar) suffered when that country’s central bank took a more dovish tone in the monetary policy statement they issued early in August. The head of their central bank, Graeme Wheeler, then continued to jawbone down the currency in speeches later in the month. Long positioning on the British pound (versus the US dollar) also caused losses when that currency fell in value as UK economic data lagged Europe and prospects for higher UK interest rates diminished. Global stock indexes also contributed to losses during the month. Short positioning on the S&P 500 Volatility Index (also known as the VIX) produced losses for the Fund as that index shot up more than 30% amid the North Korean missile threats early in August. Some partially offsetting gains were found in a long holding on the Hang Seng Index in Hong Kong which continued its strong year-to-date uptrend.

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

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2018 and December 31, 2017 and the trading gains/losses by market category for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.70%	(1.20)%
Currencies	0.85%	0.82%
Interest Rates	0.33%	0.60%
Stock Indices	0.72%	(4.39)%
Aggregate/Total	1.31%	(4.17)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (8.80)% year to date return, approximately (4.17)% was due to trading losses (before commissions) and approximately (6.09)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.46% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2018, by market sector.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2018.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition September 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2018 and 2017, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2018 and 2017, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition September 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2018 and 2017, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 14, 2018	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer