Form 10-K
period 2018-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2019-03-29
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

or

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2850 Quarry Lake Drive Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

(410) 413-2600
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant has no voting stock. As of February 28, 2019, there were 85,911.455 Units of General and Limited Partnership Interest issued and outstanding.

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

During the continuous offering, the Fund was a registrant with the Securities and Exchange Commission (the “SEC”) and was subject to the regulatory requirements under the Securities Act of 1933. (Units in the Fund are no longer offered, as described below.) The Fund is a “reporting company” subject to the regulatory requirements under the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (the “NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There will be no change in trading, operations or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

A total of $6,078,611,354 was raised during the initial and continuing offering periods ending with the withdrawal of the Fund’s Registration Statement on January 6, 2012.

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

The Fund trades pursuant to the Campbell Managed Futures Portfolio (the “CMF Portfolio”), formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter (“OTC”) contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2018 is as follows: 23% to interest rates, 35% to foreign exchange, 21% to commodities, and 21% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Fund’s account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Fund’s trading accounts.

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

Commodities		Interest Rates		Equity Indices		Foreign Exchange (1)
Aluminum	London Brent Crude	Australian 90-Day Bill	Long Gilt	Amsterdam Exchange Index	OMX Stock Index	Australian Dollar (2)	Mexican Peso
Coffee	London Gas Oil	Australian 3-Year Bond	Short Sterling	CAC 40 Stock Index	Russell 2000 Index	Brazilian Real (3)	New Zealand Dollar
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/2-Year	DAX	S&P 400 Index	British Pound (2)	Norwegian Krone
Corn	Natural Gas	Canadian 10-Year Bond	Treasury Notes/5-Year	DJ Euro Stoxx 50	S&P 500 Index	Canadian Dollar (2)	Philippine Peso (3)
Cocoa	Nickel	Canadian 90-Day Bill	Treasury Notes/10-Year	DJ Index	S&P 500 Volatility Index	Chilean Peso (3)	Polish Zloty
Cotton	Palladium	Euro-BTP Italian Gov Bond	Treasury Notes/30-Year	FTSE 100 Index	S&P Canada 60 Index	Chinese Yuan (3)	Russian Ruble (3)
Crude Oil	Platinum	Euro-BUND	Treasury Ultra Long Bond	FTSE China A50	SPI 200 Index	Colombian Peso	Singapore Dollar
Feeder Cattle	Silver	Euro-BOBL		FTSE JSE Top 40	SGX CNX Nifty	Czech Koruna	South African Rand
Gold	Soybean Meal	Euro-Buxl 30-Year Bond		FTSE MIB	TOPIX	Euro (2)	South Korean Won (3)
Heating Oil	Soybean Oil	Euro-OAT French 10-Year Bond		Hang Seng Index		Hungarian Forint	Swedish Krona
High Grade Copper	Soybeans	Euro-Schatz		IBEX35 Stock Index		Indian Rupee (3)	Swiss Franc (2)
KC Hard Red-Winter Wheat	Sugar #11 (World)	Eurodollar		MSCI Singapore		Indonesian Rupiah	Taiwan Dollar (3)
Lead	Wheat	Euribor		MSCI Taiwan		Israeli Shekel	Turkish Lira
Lean Hogs	Zinc	Japanese 10-Year Bond		NASDAQ 100 Index		Japanese Yen (2)
Live Cattle				Nikkei

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

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
The Fund pays a combined annualized fee of approximately 0.075% per annum of the funds managed by the Cash Manager for cash management services, custodian fee, and fees associated with monitoring the Fund’s cash management portfolio.

Goldman, Sachs & Co. and UBS Securities LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.50% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

NatWest Markets plc and UBS AG	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparties’ execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures brokers’ charges, will equal approximately 0.55% of the Fund’s net assets and will not exceed 1% of the Fund’s net asset value per annum, as referenced above.

Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund’s net asset value per annum.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If Campbell & Company’s pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, it would be unable to act as the Fund’s commodity pool operator and/or commodity trading advisor, as applicable.

Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client’s OTC counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal (“notional”) amount or quantity. The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) includes provisions that comprehensively regulate swap transactions for the first time, such as mandatory central clearing, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets.  With respect to swaps cleared through a central counterparty, the Fund will be subject to daily “variation” and “initial” margin requirements set by the central clearing counterparty and the Fund’s clearing member.  Cleared swaps are transacted through futures commission merchants (“FCMs”) that are members of a clearinghouse with the clearinghouse serving as a central counterparty similar to transactions in futures contracts. The Fund posts initial and variation margin by posting collateral with its clearing member FCMs. Central clearing is expected to decrease counterparty risk and increase liquidity compared to bilateral swaps because central clearing interposes the central clearinghouse as the counterparty to each participant’s swap. However, central clearing does not eliminate counterparty risk or illiquidity risk entirely. In addition, depending on the size of the Fund and other factors, the margin required by a clearing member from the Fund may be in excess of the amounts required to be posted by the Fund pursuant to the rules of the central clearinghouse and in excess of the collateral required to be posted by the Fund to support its obligations under a similar non-cleared bilateral swap. However, in September 2014, regulators proposed new rules imposing certain margin requirements, including minimums, on uncleared swaps in the near future, which, if adopted, could affect this comparison.

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

Market disruptions during the past decade have led to increased govermental as well as self-regulatory scrutiny of the private fund and financial services industry in general. U.S. regulatory agencies are continuing to implement rulemaking as a result of the passage of Dodd-Frank in 2010. Further legislation proposing additional regulation of the industry is considered periodically by the U.S. Congress, as well as the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund. Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of Unitholders.

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

In addition, the fixed-income securities in which the Fund may invest may be subject to income risk, call risk, prepayment risk, extension risk, and/or credit risk, each of which could affect the fixed-income securities’ value. Investments in lower rated or unrated fixed-income securities, while generally providing greater opportunity for gain and income than investments in higher rated securities, usually entail greater risk (including the possibility of default or bankruptcy of the issuers of such securities).

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

Holding Period of Investment Positions

Campbell & Company typically does not know the maximum - or, often, even the expected (as opposed to optimal) - duration of any particular position at the time of initiation (except in the case of certain options or derivatives positions, which have pre-established expiration dates). The length of time for which a position is maintained varies significantly, based on Campbell & Company's subjective judgment of the appropriate point at which to liquidate a position so as to augment gains or reduce losses. There can be no assurance that the Fund will be able to maintain any particular position, or group of related positions, for the duration required to realized the expected gains, or avoid losses, from such positions.

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

Futures and Forwards Trading is Highly Speculative and Volatile

Futures and forwards trading is speculative, and is not intended to be a complete investment program. Futures and forwards have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures and forwards trading is designed only for sophisticated investors who are able to bear the risk of capital loss. There can be no assurance that your account will achieve its investment objectives. Prospective investors are cautioned that they could lose all or substantially all of their investment. Prospective investors should understand that their account’s performance can be volatile.

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

Certain markets in which the Fund effects transactions may be in over-the-counter or "interdealer" markets, and also include unregulated private markets. Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the “exchange based” markets.  This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Fund’s transactions with a single or small group of counterparties.  Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty.  However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy.  The ability of Campbell & Company and the Fund to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Fund.

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

Swap Agreements

The Fund may enter into swap agreements.  Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular “notional amount.”  Swaps may be subject to various types of risk, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty.  Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swaps may increase or decrease the Fund’s exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Fund’s portfolio.  Swap agreements can take many different forms and are known by a variety of names. The Fund is not limited to any particular form of swap agreement if it determines that other forms are consistent with the Fund’s investment objective and policies. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, then the Fund must have sufficient cash availability to make such payments when due.  In addition, if a counterparty’s creditworthiness declines, the value of the swap agreement would be likely to decline, potentially resulting in losses to the Fund. Dodd-Frank will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, Dodd-Frank’s success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

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

Credit Default Swaps

The Fund may invest in credit default swaps (“CDS”).  CDS can be used to implement a trader’s view that a particular credit, or group of credits, will experience credit improvement or deterioration.  The typical CDS requires the seller to pay to the buyer, in the event that a particular reference entity experiences specified credit events, the difference between the notional amount of the contract and the value of a portfolio of securities issued by the reference entity that the buyer delivers to the seller. In return, the buyer agrees to make periodic and/or upfront payments equal to a fixed percentage of the notional amount of the contract.  The Fund may also purchase or sell CDS on a basket of reference entities or an index.  In circumstances in which the Fund is the credit default swap buyer and does not own the debt securities that are deliverable under a credit default swap, the Fund is exposed to the risk that deliverable securities will not be available in the market, or will be available only at unfavorable prices, as would be the case in a so-called “short squeeze.”  While the credit default swap market auction protocols reduce this risk, it is still possible that an auction will not be organized or will not be successful.  In certain instances of issuer defaults or restructurings (for those CDS for which restructuring is specified as a credit event), it has been unclear under the standard industry documentation for CDS whether or not a “credit event” triggering the seller’s payment obligation had occurred.  The creation of the CDS Determinations Committee in April 2009 was intended to reduce this uncertainty and create uniformity across the market, although it is possible that the efforts of the CDS Determinations Committee will not fully meet these goals.  In either of these cases, the Fund would not be able to realize the full value of the credit default swap upon a default by the reference entity.  As a seller of CDS, the Fund incurs leveraged exposure to the credit of the reference entity and is subject to many of the same risks it would incur if it were holding debt securities issued by the reference entity.  However, the Fund will not have any legal recourse against the reference entity and will not benefit from any collateral securing the reference entity’s debt obligations.  In addition, in the event the CDS Determinations Committee does not establish a cash settlement auction and identify the relevant deliverable securities, the credit default swap buyer will have broad discretion to select which of the reference entity’s debt obligations to deliver to the Fund following a credit event and will likely choose the obligations with the lowest market value in order to maximize the payment obligations of the Fund.  Given the recent sharp increases in volume of CDS trading in the market, settlement of CDS may also be delayed beyond the time frame originally anticipated by counterparties.  Such delays may adversely impact the Fund’s ability to otherwise productively deploy any capital that is committed with respect to such contracts.

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

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or net short speculative positions that any person or group of persons acting in concert may hold or control in any particular futures contracts.  Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, swaps that are economically equivalent to futures, and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2013, the CFTC proposed (a) a series of new speculative position limits with respect to futures, options on futures and swaps on 28 so-called “exempt commodities” (which includes most energy and metals contracts) and (b) aggregation requirements with respect to positions across accounts with common ownership or control. The CFTC’s proposals are not yet finalized (or effective).  If the CFTC is successful in these proposals, the counterparties with which the Fund deals may further limit the size or duration of positions available to the Fund.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Fund could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

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

New Partnership Audit Rules

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Fund.

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

The Fund’s Service Providers Could Fail

The institutions with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcies, the Fund could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures brokers as margin) was held by the futures brokers. The futures broker has been the subject of regulatory and private causes of action, as described under “The Futures Broker” section of the Prospectus.

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

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund. A transferee shall not become a substituted Investor without the written consent of the General Partner. See “Second Amended and Restated Agreement of Limited Partnership.”

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

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2018, there were 4,001 Limited Partners in the Registrant and 89,103.635 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Total Assets	$192,827	$278,543	$397,752	$553,875	$690,656
Total Partners’ Capital	187,246	270,904	376,646	545,463	676,482
Total Net Trading Gain (Loss) (includes brokerage commissions)	(16,517)	17,080	(41,304)	(503)	144,246
Net Income (Loss)	(28,728)	(2,310)	(72,322)	(44,367)	100,452
Net Income (Loss) Per General and Limited Partner Unit *	(279.51)	(17.18)	(397.20)	(208.71)	398.71
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(279.60)	(7.79)	(410.88)	(222.65)	461.28
Weighted Average Number of Units Outstanding	102,781.101	134,438.733	182,079.450	212,574.520	251,943.822

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	1st Qtr. 2018	2nd Qtr. 2018	3rd Qtr. 2018	4th Qtr. 2018
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(8,047)	$(3,643)	$(750)	$(4,077)
Net Income (Loss)	(11,967)	(6,653)	(3,477)	(6,631)
Net Income (Loss) per General and Limited Partner Unit *	(106.95)	(62.75)	(34.75)	(71.19)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(110.21)	(63.44)	(35.90)	(70.05)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,270.83	2,207.39	2,171.49	2,101.44
Weighted Average Number of Units Per Period	111,902.347	106,027.722	100,050.235	93,144.098

	1st Qtr. 2017	2nd Qtr. 2017	3rd Qtr. 2017	4th Qtr. 2017
Total Net Trading Gain (Loss) (includes brokerage commissions)	$787	$(11,377)	$6,447	$21,223
Net Income (Loss)	(4,842)	(16,328)	2,018	16,842
Net Income (Loss) per General and Limited Partner Unit *	(31.72)	(118.72)	15.69	141.57
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(32.23)	(124.15)	11.63	136.96
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,356.60	2,232.45	2,244.08	2,381.04
Weighted Average Number of Units Per Period	152,663.449	137,528.741	128,596.893	118,965.849

*	Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

Results of Operations

The returns for the years ended December 31, 2018, 2017, and 2016 were (11.74)%, (0.33)%, and (14.68)%, respectively. During the years ended December 31, 2018, 2017 and 2016, the Fund accrued brokerage fees in the amounts of $15,949,056, $22,077,027, and $33,665,203, respectively, and paid brokerage fees in the amounts of $16,448,864, $22,771,857, and $34,574,840, respectively. No performance fees were accrued or paid during the years ended December 31, 2018, 2017 and 2016.

2018 (For the Year Ended December 31)

Of the (11.74)% year to date return, approximately (5.54)% was due to trading losses (before commissions) and approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.98% due to investment income. An analysis of the (5.54)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.96)%
Currencies	3.56%
Interest Rates	1.81%
Stock Indices	(8.95)%
(5.54)%

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

Losses in October came from stock index and commodity positions, while foreign exchange and fixed income holdings produced some partially offsetting gains for the Fund. Stock index holdings generated steep losses for the Fund during the month.  Long positioning on a variety of global indices suffered as most world stocks sold-off sharply.  A myriad of negative headwinds for global equities contributed to the sudden risk-off tone including peak earnings concerns, tighter financial conditions, trade-war fears, decelerating Chinese economic growth, the strong US dollar, waning benefits from US tax reform, geopolitical tensions on several fronts, a slowdown in corporate buyback activity ahead of Q3 earnings reports, and a weakening US housing market. Commodity holdings caused additional losses for the Fund during October.  The energy and softs sub-sectors produced the worst results. Long positioning on the petroleum complex sold-off in sympathy with global stocks.  In the softs, a short position on coffee produced losses as that commodity rose about 10% during the month, fueled by Brazilian real strength that triggered a bout of short covering.  The grains sub-sector provided some offsetting gains as short holdings profited as the complex traded lower during the month amid the stronger US dollar. Foreign exchange positioning, in both developed and emerging markets, generated some partially offsetting gains in October.  Long positioning on the US dollar, the highest yielding G10 currency, profited as key European currencies stumbled following renewed BREXIT-related concerns and some disappointing economic data in the region.  In the G10 basket of currencies, only the Japanese yen outperformed the US dollar as safe-haven buying benefitted the yen over the dollar. Interest rate positions from long German and Japanese markets created additional partially offsetting gains.  Safe-haven demand pushed fixed income prices up (yields fell) which boosted the Fund’s long holdings, leading to a positive sector outcome during October.

In November losses came from foreign exchange, fixed income, and stock index positions, while commodity holdings produced some partially offsetting gains for the Fund. Foreign exchange positioning, in both developed and emerging markets, generated the largest losses in November. Long positioning on the US dollar against most of our traded currencies proved to be a headwind for the Fund. After having one of its best months in two years in October, the US dollar saw choppy trading throughout the month of November. A potential shift in US FOMC interest rate policy, trade war headlines, and a softening US inflation outlook helped prevent the dollar from a continuation of its broader move higher. Interest rate positions from short US 2-year notes and short US 90-day Eurodollars led to sector losses.  Short-dated fixed income markets rallied in the US (yields fell) as several dovish speeches by US FOMC members, including Chairman Powell, indicated that the Fed might be closer to pausing US interest rate hikes than the market previously expected. Stock index positions also detracted during the month.  The Fund held a mix of long and short positioning across the traded universe of global indexes.  Most global indexes experienced a choppy month as traders weighed a mix of news related to trade wars, US Fed policy, global economic growth, and BREXIT.  Some small gains were found in North America, but more than offsetting losses were realized in Europe and Asia. Commodity holdings produced some partially offsetting gains for the Fund during November, with the energy sub-sector realizing the best results.  Long positioning on natural gas proved profitable as colder than expected temperatures in the US set-off a rally that led to a massive short-squeeze, sending prices higher by almost 40% during the month.  A short on gasoline was also profitable as the petroleum complex continued its recent sell-off.  Some partially offsetting losses were seen in a short soybean position as hopes for a truce in the US-Chinese trade war sent prices higher.

Profits in December were seen across all major asset classes traded - foreign exchange, commodities, interest rates, and stock indices. Foreign exchange positioning, mostly from developed markets, generated some robust gains in December.  Short positioning on several of the so-called commodity currencies, primarily the Australian dollar and Canadian dollar (all versus long the US dollar), produced the best gains.  The Canadian dollar sold off in sympathy with the meltdown in prices across the petroleum complex during the month.  The Aussie dollar fell in value as China, a major export market for Australian commodities, reported weaker than expected economic data, generating concern about future demand. Commodity holdings also produced solid gains for the Fund during December, with the softs, grains, and industrial metals sub-sectors realizing the best results.  Short positioning on cotton profited as prices fell due to concerns surrounding a recent slowdown in export sales activity.  A short holding on soybeans proved profitable as prices fell amid a slowdown in US exports due to the ongoing US trade dispute with China.  Short positioning on aluminum also produced profits from falling prices fueled by a barrage of weaker than expected economic data out of China. Interest rate positions from short-dated instruments provided additional profits during the month.  Long positioning on short-term notes issued by the US, Europe, Canada, and the United Kingdom all generated gains.  These positions benefitted from flight-to-safety flows seen during December as investors aggressively sold stocks and sought the relative safety that fixed income instruments provide. Stock index positions also added to gains during December.  Short positioning on several global indices generated profits as most global stocks experienced a steep sell-off.  A myriad of headwinds sent stocks reeling including higher US interest rates, signs of a global economic slowdown, ongoing tensions between the US and China over trade policies, and a partial US government shutdown fueled by bipartisan tensions.

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

The Fund showed a loss in June led by down interest rate holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Fund’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Fund during June.  Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Fund.  Late in the month, Mario Draghi, President of the European Central Bank (ECB), gave a speech at the opening of the ECB’s Forum on Central Banking which heightened expectations for monetary policy tapering in Europe.  In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages.  The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come.  The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Fund. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month.  Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions.  The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indices ended the month showing little impact on the Fund.  Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

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

The Fund showed a steep decline in April as losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering.  Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Fund.  Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower.  Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Fund during April.  Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses.  Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived “risk-on” environment.  A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets.  Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models. Global equity indices generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  Foreign exchange positions added additional losses.  Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (BREXIT).

Losses in commodities and foreign exchange leave the Fund with a decline in May. Commodity positions from both the trend and non-trend models provided losses to the Fund.  Long holdings on gold and silver both suffered as the US dollar strengthened during the month.  Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing.  In the meats, short cattle positions suffered as those markets rose amid signs of increased demand.  Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May.  After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Fund’s short dollar positions against a variety of currencies.  Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are “live” with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains.  Long positioning on long-dated markets in Europe, Australia, and the UK produced some of the best gains.  A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (BREXIT) all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models.  The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indices.  A short position on the S&P 500 volatility index benefitted from the general risk-on environment in the second half of the month which pushed that index sharply lower.

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

The Fund showed a profit in July as gains came from stock index, commodity, and interest rate markets, while foreign exchange holdings produced some small losses. Stock index holdings produced some of the largest monthly gains with both the trend following and non-trend systems contributing.  Global equity markets shook off the fear and uncertainty created by the UK’s decision to leave the European Union and produced strong gains during July.  Long positioning within the Fund across global stock indices benefitted from the higher prices with holdings in Australia, the UK, Canada, Germany, and Taiwan producing some of the best performance.  Generally better than expected Q2 earnings results, attractive dividend yields, and the expectation that global central banks will keep rates lower for longer all offset terror attacks, a coup attempt in Turkey, and uncertainty over the US presidential election. Commodity positions from both the trend and non-trend models provided some additional gains to the Fund.  Short positioning across the energy complex was profitable with both gasoline and WTI crude producing some of the best returns.  Inventory reports during the month showed that supply was plentiful leading to lower prices.  Precious metals added to gains within the sector as long positioning benefitted from a slightly weaker US dollar and ongoing accommodation from the US Federal Reserve.  Some offsetting losses were produced within the grain sub-sector.  A long position on soybeans suffered from weaker demand amid robust crop expectations. Interest rate holdings had a positive impact on the monthly P&L with trend following systems showing gains.  Long positioning on long-dated interest rate markets produced some of the best profits.  Holdings in Australia benefitted from an accommodative central bank that is grappling with persistently low inflation readings and uncertainty around the newly elected Prime Minister’s effectiveness given his very narrow victory. Foreign exchange positioning produced small losses driven by non-trend following strategies.  Choppy price action and a mix of long and short positioning versus the US dollar led to the muted P&L within the FX sector overall.

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

The Fund showed a decline in October as losses from commodity and interest rate holdings were only partially offset by gains within foreign exchange positions.  Stock index positioning had little impact on the Fund during the month. Commodity holdings from both trend and non-trend models produced losses.  Short positions on corn and wheat suffered as prices rose due to stronger than expected export sales.  The trading systems experienced losses in natural gas amid choppy price action as the market weighed warmer-than-normal weather and a structural tightening of the supply-and-demand balance.  Long positioning on sugar saw losses as prices fell late in the month on improving growing conditions in Brazil.  Long holdings on precious metals were hurt by the stronger US dollar. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Long positioning on long-dated interest rate markets within Europe experienced losses as prices fell during the month.  The European Central Bank (ECB) failed to announce an extension to their existing quantitative easing (QE) program which pushed prices lower across continental Europe.  Additional losses came from a long holding on the Australian 10-year note as that country’s central bank indicated that a rate cut was further away than the market had been expecting which caused futures to decline. Foreign exchange positions, especially from the non-trend following strategies, produced some partially offsetting gains during October.  The US dollar was stronger across our universe of currencies.  Some of the best gains came from short positioning on the British pound, Swedish krona, and the euro (all versus the US dollar).  Expectations grew during the month that the US Federal Reserve was on-track to hike interest rates by the end of 2016 which helped lead to overall dollar strength. Stock index holdings had little impact on the Fund during the month.  A mix of gains and losses across the global stock index market set produced mostly offsetting P&L which led to relatively flat performance from the asset class.

The Fund showed a decline in November as losses came primarily from commodity holdings while interest rate, foreign exchange, and stock index positions had a muted impact on the Fund during the month. Commodity holdings produced some of the largest losses to the Fund.  Short positioning within the energy sub-sector was hurt in the second half of the month when OPEC confounded skeptics by securing its first production cut since 2008.  This action sent prices sharply higher across the complex.  Trend following strategies suffered in both coffee and sugar as long positions produced losses after prices for both commodities dropped due to higher supply expectations.  A short live cattle position produced losses as that market rallied amid firmer wholesale prices and supportive inventory data.  Some offsetting gains were found within the industrial metals sub-sector.  A long zinc position profited as the metal’s price rose sharply, helped by tight supply and a pledge from US President-elect Trump to invest in infrastructure projects. Additional gains came from a short wheat holding which profited as prices dropped over 5% amid ample supply expectations. Foreign exchange positions produced some small losses during November.  A long position on the Mexican peso (versus the US dollar) negatively impacted the Fund when Donald Trump’s unexpected presidential election victory sent that currency sharply lower amid fears over possible new protectionist policies. Interest rate holdings also produced small losses during the month.  Trend following systems with long look-backs were most negatively impacted as the Trump victory pushed long-end prices sharply lower as yields rose.  Bond markets began pricing in an expected Trump administration fiscal stimulus package, including increased infrastructure spending and tax cuts, which are viewed as inflationary. Stock index holdings produced flat results for the month.  Long positioning in North American indices benefitted from the Trump victory as potential new infrastructure spending and a stronger US dollar helped shares rise in value. Offsetting losses were realized from long positioning in European indices.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2018, 2017 and 2016 and the trading gains/losses by market category for the years then ended.

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.87%	(1.96)%
Currencies	0.80%	3.56%
Interest Rates	0.47%	1.81%
Stock Indices	0.76%	(8.95)%
Aggregate/Total	2.11%	(5.54)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions accross all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (11.74)% year to date return, approximately (5.54)% was due to trading losses (before commissions) and approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.98% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2018, by market sector.

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

Metals

The Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver and zinc.

Agricultural

The Fund’s agricultural exposure is to the fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar, and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Fund as of December 31, 2018.

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

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and managing director, operations and finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and managing director, operations and finance have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Fund’s internal control over financial reporting was effective.

Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and, since November 2012, has served as the Chief Executive Officer of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Mr. Andrews is a member of the Board of Directors of various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited, an international business company incorporated in the Cayman Islands; The Campbell Offshore Fund Limited SPC (formerly known as The Campbell Global Assets Fund Limited SPC), a segregated portfolio company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Offshore Fund Limited, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Master Fund LP, an exempted limited partnership registered in the Cayman Islands; and Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member.  Since August 2017, Mr. Andrews has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP. Since November 2014, Mr. Andrews has also served as an officer of Campbell & Company, LLC. Since August 2018 Mr. Andrews has served on the firm’s Executive Committee. Since March 2010, Mr. Andrews has served on the firm’s Investment Committee. Mr. Andrews served as Co-Director of Research from November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President, Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. Mr. Andrews has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively and registered as an NFA Associate Member and an Associated Person of Campbell & Company effective April 10, 2013 and April 11, 2013, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Since August 2018 Mr. Campbell has served on the firm’s Executive Committee.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator since June 30, 1982 and a NFA Associate Member since July 1, 1984.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously referenced commodity pool operator registration, Mr. Campbell became listed as a Principal effective March 10, 1975 and became registered as an Associated Person, a Swap Associated Person and a Forex Associated Person on February 28, 2013, March 1, 2013 and March 15, 2013, respectively.

Dr. Kevin Cole, born in 1972, joined Campbell & Company in October 2003 and has served as Chief Research Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017.  Since August 2018 Mr. Cole has served on the firm’s Executive Committee.  In February 2017, Dr. Cole was appointed to serve Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Since he joined the firm Dr. Cole has had a significant role in the ongoing research and development of Campbell & Company’s trading systems. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017, Director, Investment Strategies from October 2013 to December 2015, Research Manager from October 2006 to September 2013 and Senior Researcher from October 2003 to September 2006.  He was appointed to the firm’s Investment Committee in January 2016.  As Chief Research Officer, Dr. Cole is responsible for the management of the research and investment process at the firm.  Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley.  Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

Michael S. Harris, born in 1975, joined Campbell & Company in July 2000, and has served as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, since November 2012.  Mr. Harris is a member of the Board of Directors for various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited, an international business company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; and Campbell Financial Services, LLC, an SEC- registered broker-dealer and FINRA member.  Since August 2017, Mr. Harris has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP.  Since November 2014, Mr. Harris has served as an officer of Campbell & Company, LLC. Mr. Harris has served as the President of Campbell Financial Services, LLC, since April 2014.  Since August 2018 Mr. Harris has served on the firm’s Executive Committee.  Mr. Harris has been a member of the firm’s Investment Committee since March 2010.  Mr. Harris served as Vice President and Director of Trading from June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012.  Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College.  He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan.  Mr. Harris became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 19, 2000 and September 21, 2000, respectively; and registered as a NFA Associate Member and an Associated Person of Campbell & Company Investment Adviser LLC effective February 25, 2013.  Mr. Harris became listed as a principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.  Mr. Harris became listed as a Swap Associated Person of Campbell & Company and Campbell & Company Investment Adviser LLC on March 1, 2013.  Mr. Harris became listed as a Forex Associated Person of Campbell & Company and Campbell & Company Investment Adviser LLC on March 5, 2013.  Mr. Harris became a member of the Board of Directors of the Foreign Exchange Professionals Association on February 10, 2015.  Since October 2013, Mr. Harris has served on the Board of Directors of the Managed Funds Association, the leading advocate for sound business practices in the alternative investment industry.  Mr. Harris has also been designated as a Branch Manager of Campbell & Company, LP since May 5, 2016.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 and, since December 2018, has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, Mr. Lloyd is currently involved in all aspects of legal affairs, compliance and regulatory oversight. Since joining the firm, Mr. Lloyd has also served as an officer of Campbell & Company and its affiliates in multiple capacities, including: Co-General Counsel; Chief Compliance Officer; President; Vice President; Secretary; and Assistant Treasurer.  Since joining the firm, Mr. Lloyd has also served as an officer and/or a member of the Board of Directors of entities affiliated with Campbell & Company, including: Campbell & Company Investment Adviser LLC; Campbell Financial Services, LLC, a wholly-owned subsidiary of Campbell & Company, an SEC-registered broker-dealer, and a FINRA member; Campbell & Company, LLC, the general partner of Campbell & Company; Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, both exempted limited partnerships registered in the Cayman Islands; and Campbell Core Offshore Limited and the Campbell Managed Futures Offshore Fund – CAD, both international business companies incorporated in the Cayman Islands.  From July 1999 to September 2005, Mr. Lloyd was employed by DBSI, a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd initially became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the “audit committee expert” because no member of the Audit Committee (“Committee”) individually meets all five qualifications in the SEC definition of an “audit committee financial expert”; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Managing Director, Operations and Finance, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

Item 11.	Executive Compensation.

The Fund does not itself have any officers, directors or employees. The directors and managing officers of Campbell & Company are remunerated by Campbell & Company in their respective positions. The directors and managing officers receive no “other compensation” from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or Campbell & Company.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2018, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2018, Campbell & Company owned 0.000 Units of General Partnership Interest having a value of $0. Units of General Partnership will only be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

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

The principal accountant for the years ended December 31, 2018 and 2017 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2018 and 2017 were $120,750 and $117,435, respectively.

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

(3)	Exhibits

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP(3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2018 and 2017, (ii) Statements of Financial Condition as of December 31, 2018 and 2017, (iii) Statements of Operations For the Years Ended December 31, 2018, 2017 and 2016, (iv) Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2018, 2017 and 2016, (vi) Financial Highlights For the Years Ended December 31, 2018, 2017 and 2016, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 on April 27, 2010.
(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011.
(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017.
(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2018 and 2017, (ii) Statements of Financial Condition as of December 31, 2018 and 2017, (iii) Statements of Operations For the Years Ended December 31, 2018, 2017 and 2016, (iv) Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2018, 2017 and 2016, (vi) Financial Highlights For the Years Ended December 31, 2018, 2017 and 2016, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2019.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 29, 2019.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ Gabriel A. Morris	Managing Director, Operations and Finance
Gabriel A. Morris

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2018

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Campbell Strategic Allocation Fund, L.P.

Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, cash flows, changes in Partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Campbell Strategic Allocation Fund, L.P. as of December 31, 2018 and 2017, the results of its operations, its cash flows, changes in its Partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2019

We have served as the Fund’s auditor since 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$7,569,517	4.04%
	Credit Cards	3,931,654	2.10%
	Total Asset Backed Securities (cost $11,532,711)	11,501,171	6.14%

	Bank Deposits
	United States
	Financials	2,249,220	1.20%
	Total Bank Deposits (cost $2,250,068)	2,249,220	1.20%

	Commercial Paper
	Switzerland
	Financials (cost $1,590,983)	1,589,640	0.85%
	United States
	Communications	1,504,169	0.80%
	Consumer Discretionary	5,190,962	2.77%
	Consumer Staples	8,848,532	4.73%
	Financials	10,413,321	5.56%
	Industrials	3,848,945	2.06%
	Utilities	18,430,323	9.84%
	Total United States (cost $48,238,552)	48,236,252	25.76%
	Total Commercial Paper (cost $49,829,535)	49,825,892	26.61%

	Corporate Bonds
	Australia
	Financials (cost $364,957)	365,276	0.19%
	Canada
	Financials (cost $6,289,499)	6,261,609	3.34%
	Japan
	Financials (cost $2,043,076)	2,033,119	1.09%
	United Kingdom
	Energy	1,199,357	0.64%
	Financials	2,819,871	1.51%
	Total United Kingdom (cost $4,041,771)	4,019,228	2.15%
	United States
	Communications	7,496,773	4.00%
	Consumer Discretionary	5,583,595	2.98%
	Consumer Staples	4,737,658	2.53%
	Energy	1,317,702	0.70%
	Financials	23,589,978	12.60%
	Industrials	1,687,442	0.90%
	Materials	323,148	0.17%
	Technology	4,000,181	2.14%
	Utilities	476,050	0.26%
	Total United States (cost $49,338,343)	49,212,527	26.28%
	Total Corporate Bonds (cost $62,077,646)	61,891,759	33.05%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,560,000	U.S. Treasury Bills * Due 01/17/2019	5,554,640	2.97%
$14,620,000	U.S. Treasury Bills * Due 02/21/2019	14,571,303	7.78%
$10,597,500	U.S. Treasury Bills * Due 03/28/2019	10,537,129	5.63%
	Total Government And Agency Obligations (cost $30,664,487)	30,663,072	16.38%
	Total Fixed Income Securities ** (cost $156,354,447)	$156,131,114	83.38%

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,208)	$2,208	0.00%
Total Short Term Investments (cost $2,208)	$2,208	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$124,980	0.07%
Energy	(883,950)	(0.47)%
Metals	(1,694,502)	(0.91)%
Stock indices	(112,136)	(0.06)%
Short-term interest rates	1,084,485	0.58%
Long-term interest rates	1,236,423	0.66%
Net unrealized gain (loss) on long futures contracts	(244,700)	(0.13)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,771,406	0.94%
Energy	559,274	0.30%
Metals	2,435,221	1.30%
Stock indices	107,927	0.06%
Short-term interest rates	(5,783)	0.00%
Long-term interest rates	(1,201,282)	(0.64)%
Net unrealized gain (loss) on short futures contracts	3,666,763	1.96%
Net unrealized gain (loss) on open futures contracts	$3,422,063	1.83%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,835,197	2.05%
Various short forward currency contracts	841,205	0.45%
Net unrealized gain (loss) on open forward currency contracts	$4,676,402	2.50%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $22,932,456 deposited with the futures brokers and $7,730,616 deposited with the interbank market makers.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $7,756)	$7,756	0.00%
Total Short Term Investments (cost $7,756)	$7,756	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$458,120	0.17%
Energy	2,106,079	0.77%
Metals	3,278,710	1.21%
Stock indices	1,995,154	0.74%
Short-term interest rates	(120,526)	(0.04)%
Long-term interest rates	(2,543,785)	(0.94)%
Net unrealized gain (loss) on long futures contracts	5,173,752	1.91%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	1,210,948	0.45%
Energy	(1,004,550)	(0.37)%
Metals	(1,305,307)	(0.49)%
Stock indices	(57,380)	(0.02)%
Short-term interest rates	137,411	0.05%
Long-term interest rates	182,369	0.07%
Net unrealized gain (loss) on short futures contracts	(836,509)	(0.31)%
Net unrealized gain (loss) on open futures contracts	$4,337,243	1.60%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$7,702,899	2.84%
Various short forward currency contracts	(6,151,386)	(2.27)%
Net unrealized gain (loss) on open forward currency contracts	$1,551,513	0.57%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $33,898,317 deposited with the futures brokers and $20,121,686 deposited with the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2018 AND DECEMBER 31, 2017

	2018	2017
ASSETS
Equity in futures brokers trading accounts
Cash	$14,784,105	$24,706,781
Restricted cash	0	409,892
Fixed income securities (cost $22,933,994 and $33,911,899, respectively)	22,932,456	33,898,317
Net unrealized gain (loss) on open futures contracts	3,422,063	4,337,243
Total equity in futures brokers trading accounts	41,138,624	63,352,233

Cash and cash equivalents	8,959,535	678,957
Restricted cash at interbank market makers	4,424,114	0
Short term investments (cost $2,208 and $7,756, respectively)	2,208	7,756
Fixed income securities (cost $133,420,453 and $212,473,266, respectively)	133,198,658	212,404,306
Net unrealized gain (loss) on open forward currency contracts	4,676,402	1,551,513
Interest receivable	426,967	548,273
Total assets	$192,826,508	$278,543,038

LIABILITIES
Accounts payable	$218,277	$241,165
Brokerage fee payable	1,123,003	1,622,811
Accrued commissions and other trading fees on open contracts	35,861	40,176
Offering costs payable	57,600	65,550
Redemptions payable	4,145,725	5,669,232
Total liabilities	5,580,466	7,638,934
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at December 31, 2018 and December 31, 2017	0	0
Limited Partners - 89,103.635 and 113,775.724 redeemable units outstanding at December 31, 2018 and December 31, 2017	187,246,042	270,904,104
Total partners’ capital (Net Asset Value)	187,246,042	270,904,104
Total liabilities and partners’ capital (Net Asset Value)	$192,826,508	$278,543,038

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

TRADING GAINS (LOSSES)	2018	2017	2016
Futures trading gains (losses)
Realized	$(21,604,752)	$33,183,394	$(44,859,201)
Change in unrealized	(915,180)	2,439,804	9,989,144
Brokerage commissions	(913,701)	(1,401,773)	(2,347,985)
Net gain (loss) from futures trading	(23,433,633)	34,221,425	(37,218,042)

Forward currency trading gains (losses)
Realized	3,862,591	(15,599,266)	(5,536,450)
Change in unrealized	3,124,889	(1,480,153)	1,601,114
Brokerage commissions	(70,555)	(62,079)	(150,935)
Net gain (loss) from forward currency trading	6,916,925	(17,141,498)	(4,086,271)
Total net trading gain (loss)	(16,516,708)	17,079,927	(41,304,313)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	4,629,905	3,619,967	3,426,834
Realized gain (loss) on fixed income securities	(22,922)	22,272	56,108
Change in unrealized gain (loss) on fixed income securities	(140,791)	(71,116)	348,464
Total investment income	4,466,192	3,571,123	3,831,406

Expenses
Brokerage fee	15,949,056	22,077,027	33,665,203
Operating expenses	728,637	883,690	1,184,160
Total expenses	16,677,693	22,960,717	34,849,363
Net investment income (loss)	(12,211,501)	(19,389,594)	(31,017,957)
NET INCOME (LOSS)	$(28,728,209)	$(2,309,667)	$(72,322,270)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$(279.51)	$(17.18)	$(397.20)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(279.60)	$(7.79)	$(410.88)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	102,781.101	134,438.733	182,079.450

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(28,728,209)	$(2,309,667)	$(72,322,270)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(2,068,918)	(888,535)	(11,938,722)
(Increase) decrease in interest receivable	121,306	23,875	144,366
Increase (decrease) in accounts payable and accrued expenses	(527,011)	(767,786)	(1,051,941)
Purchases of investments	(2,712,465,922)	(3,485,481,332)	(5,323,635,527)
Sales/maturities of investments	2,802,502,188	3,607,934,569	5,457,978,355
Net cash from (for) operating activities	58,833,434	118,511,124	49,174,261

Cash flows from (for) financing activities
Redemption of units	(55,612,737)	(115,178,379)	(81,421,815)
Offering costs paid	(848,573)	(953,077)	(1,327,186)
Net cash from (for) financing activities	(56,461,310)	(116,131,456)	(82,749,001)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,372,124	2,379,668	(33,574,740)

Cash, cash equivalents and restricted cash at beginning of year	25,795,630	23,415,962	56,990,702
Cash, cash equivalents and restricted cash at end of year	$28,167,754	$25,795,630	$23,415,962

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2018	2017	2016
Cash, cash equivalents and restricted cash at end of year consists of:
Cash in futures brokers trading accounts	$14,784,105	$24,706,781	$22,788,659
Restricted cash in futures brokers trading accounts	0	409,892	0
Cash and cash equivalents	8,959,535	678,957	627,303
Restricted cash at interbank market makers	4,424,114	0	0
Total cash, cash equivalents and restricted cash at end of year	$28,167,754	$25,795,630	$23,415,962

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2015	235.103	$658,220	194,593.327	$544,804,587	194,828.430	$545,462,807
Net income (loss)		(94,946)		(72,227,324)		(72,322,270)
Transfers in	0.000	0	0.763	1,822	0.763	1,822
Transfers out	(0.763)	(1,822)	0.000	0	(0.763)	(1,822)
Redemptions	0.000	0	(37,158.834)	(95,209,967)	(37,158.834)	(95,209,967)
Offering costs		(1,654)		(1,282,472)		(1,284,126)
Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444

Net income (loss)		(2,255)		(2,307,412)		(2,309,667)
Redemptions	(234.340)	(556,047)	(43,659.532)	(101,945,767)	(43,893.872)	(102,501,814)
Offering costs		(1,496)		(929,363)		(930,859)
Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104

Net income (loss)		0		(28,728,209)		(28,728,209)
Redemptions	0.000	0	(24,672.089)	(54,089,230)	(24,672.089)	(54,089,230)
Offering costs		0		(840,623)		(840,623)
Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042

Net Asset Value per General and Limited Partner Unit

December 31, 2018	December 31, 2017	December 31, 2016
$2,101.44	$2,381.04	$2,388.83

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements.

	2018	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,381.04	$2,388.83	$2,799.71

Income (loss) from operations:
Total net trading gains (losses) (1)	(152.61)	143.36	(233.48)
Net investment income (loss) (1)	(118.81)	(144.23)	(170.35)
Total net income (loss) from operations	(271.42)	(0.87)	(403.83)
Offering costs (1)	(8.18)	(6.92)	(7.05)
Net asset value per unit at end of year	$2,101.44	$2,381.04	$2,388.83
Total Return	(11.74)%	(0.33)%	(14.68)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	7.38%	7.38%	7.30%
Performance fee	0.00%	0.00%	0.00%
Total expenses	7.38%	7.38%	7.30%
Net investment income (loss) (2)	(5.40)%	(6.24)%	(6.50)%

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

(2)	Excludes performance fee.

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2018 and December 31, 2017, and for the years ended December 31, 2018 and 2017, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017.

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,208	$0	$0	$2,208
Fixed income securities	0	156,131,114	0	156,131,114

Other Financial Instruments
Exchange-traded futures contracts	3,422,063	0	0	3,422,063
Forward currency contracts	0	4,676,402	0	4,676,402
Total	$3,424,271	$160,807,516	$0	$164,231,787

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,756	$0	$0	$7,756
Fixed income securities	0	246,302,623	0	246,302,623

Other Financial Instruments
Exchange-traded futures contracts	4,337,243	0	0	4,337,243
Forward currency contracts	0	1,551,513	0	1,551,513
Total	$4,344,999	$247,854,136	$0	$252,199,135

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2018 and 2017.

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2015 through 2018 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2018 and December 31, 2017, the Fund has the potential remaining reimbursement amount of approximately $35.6 million and $36.4 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2018 and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $57,600 and $65,550, respectively. At December 31, 2018 and December 31, 2017, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $57,600 and $65,550, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

I.  Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Campbell & Company has adopted the new guidance, and management has determined that its adoption has no material impact on the Fund’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An affected entity is permitted to adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Fund’s financial statement disclosures.

J. Reclassification

Certain 2017 and 2016 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash, cash equivalents, and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”), formerly The Royal Bank of Scotland, and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of December 31, 2018. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2018, 2017 and 2016.

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

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2018 and 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,930,551	$(34,165)	$1,896,386
Energy Contracts	Net unrealized gain (loss) on open futures contracts	577,340	(902,016)	(324,676)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,645,961	(1,905,242)	740,719
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	727,473	(731,682)	(4,209)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,094,862	(16,160)	1,078,702
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,313,742	(1,278,601)	35,141
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,839,236	(8,162,834)	4,676,402
Totals		$21,129,165	$(13,030,700)	$8,098,465

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,818,426	$(149,358)	$1,669,068
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,109,057	(1,007,528)	1,101,529
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,286,448	(1,313,045)	1,973,403
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,234,375	(1,296,601)	1,937,774
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	262,561	(245,676)	16,885
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	432,750	(2,794,166)	(2,361,416)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,539,995	(6,988,482)	1,551,513
Totals		$19,683,612	$(13,794,856)	$5,888,756

*	Derivatives not designated as hedging instruments under ASC 815

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2018, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017	Trading Gains/(Losses) for the Year Ended December 31, 2016
Agriculture Contracts	$(5,771,645)	$(11,531,115)	$(13,356,428)
Energy Contracts	6,250,244	(6,159,544)	(28,402,841)
Metal Contracts	(6,296,571)	32,529	(13,161,193)
Stock Indices Contracts	(21,337,033)	67,385,104	2,224,293
Short-Term Interest Rate Contracts	4,514,708	(2,171,497)	(3,042,015)
Long-Term Interest Rate Contracts	146,933	(11,990,475)	20,940,454
Forward Currency Contracts	6,987,480	(17,079,419)	(3,935,336)
Total	$(15,505,884)	$18,485,583	$(38,733,066)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017	Trading Gains/(Losses) for the Year Ended December 31, 2016
Futures trading gains (losses):
Realized**	$(21,578,184)	$33,125,198	$(44,786,874)
Change in unrealized	(915,180)	2,439,804	9,989,144
Forward currency trading gains (losses):
Realized	3,862,591	(15,599,266)	(5,536,450)
Change in unrealized	3,124,889	(1,480,153)	1,601,114
Total	$(15,505,884)	$18,485,583	$(38,733,066)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
For the years ended December 31, 2018, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 21,400, 29,700 and 51,500, respectively, and the monthly average of notional value of forward currency contracts was $1,062,700,000, $1,238,000,000 and $2,607,000,000, respectively.

Open contracts generally mature within three months; as of December 31, 2018, the latest maturity date for open futures contracts is March 2020 and the latest maturity date for open forward currency contracts is March 2019. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2018 and December 31, 2017 was $30,663,072 and $54,020,003, respectively, which equals approximately 16% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2018 and December 31, 2017 was $11,033,052 and $186,271, respectively, which equals approximately 6% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at December 31, 2018 and December 31, 2017 was restricted cash for margin requirements of $4,424,114 and $409,892, respectively, which equals approximately 2% and 0% of Net Asset Value, respectively.

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

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,153,364	$(2,429,240)	$1,724,124
Futures contracts	Goldman Sachs	4,136,565	(2,438,626)	1,697,939
Total futures contracts		8,289,929	(4,867,866)	3,422,063
Forward currency contracts	UBS AG	6,419,618	(4,081,417)	2,338,201
Forward currency contracts	NatWest Markets PLC	6,419,618	(4,081,417)	2,338,201
Total forward currency contracts		12,839,236	(8,162,834)	4,676,402
Total derivatives		$21,129,165	$(13,030,700)	$8,098,465

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,724,124	$0	$0	$1,724,124
Goldman Sachs	1,697,939	0	0	1,697,939
UBS AG	2,338,201	0	0	2,338,201
NatWest Markets PLC	2,338,201	0	0	2,338,201
Total	$8,098,465	$0	$0	$8,098,465

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,429,240	$(2,429,240)	$0
Futures contracts	Goldman Sachs	2,438,626	(2,438,626)	0
Total futures contracts		4,867,866	(4,867,866)	0
Forward currency contracts	UBS AG	4,081,417	(4,081,417)	0
Forward currency contracts	NatWest Markets PLC	4,081,417	(4,081,417)	0
Total forward currency contracts		8,162,834	(8,162,834)	0
Total derivatives		$13,030,700	$(13,030,700)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
Offsetting of Derivative Assets by Counterparty
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,564,291	$(3,407,630)	$2,156,661
Futures contracts	Goldman Sachs	5,579,326	(3,398,744)	2,180,582
Total futures contracts		11,143,617	(6,806,374)	4,337,243
Forward currency contracts	UBS AG	4,269,997	(3,494,241)	775,756
Forward currency contracts	NatWest Markets PLC	4,269,998	(3,494,241)	775,757
Total forward currency contracts		8,539,995	(6,988,482)	1,551,513
Total derivatives		$19,683,612	$(13,794,856)	$5,888,756

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,156,661	$0	$0	$2,156,661
Goldman Sachs	2,180,582	0	0	2,180,582
UBS AG	775,756	0	0	775,756
NatWest Markets PLC	775,757	0	0	775,757
Total	$5,888,756	$0	$0	$5,888,756

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,407,630	$(3,407,630)	$0
Futures contracts	Goldman Sachs	3,398,744	(3,398,744)	0
Total futures contracts		6,806,374	(6,806,374)	0
Forward currency contracts	UBS AG	3,494,241	(3,494,241)	0
Forward currency contracts	NatWest Markets PLC	3,494,241	(3,494,241)	0
Total forward currency contracts		6,988,482	(6,988,482)	0
Total derivatives		$13,794,856	$(13,794,856)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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