Form 10-Q
period 2019-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2019-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The Registrant has no voting stock. As of March 31, 2019, there were 83,971.535 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$7,073,359	3.88%
	Credit Cards	3,291,211	1.80%
	Equipment Loans	365,717	0.20%
	Utility Rate Reduction Bonds	304,098	0.17%
	Total Asset Backed Securities (cost $11,025,441)	11,034,385	6.05%

	Commercial Paper
	Norway
	Financials (cost $1,198,594)	1,198,491	0.66%
	Switzerland
	Financials (cost $1,602,196)	1,602,941	0.88%
	United Kingdom
	Financials (cost $698,192)	698,121	0.38%
	United States
	Communications	1,019,764	0.56%
	Consumer Discretionary	10,525,279	5.77%
	Consumer Staples	5,100,809	2.80%
	Energy	4,677,632	2.56%
	Financials	11,362,913	6.23%
	Industrials	2,795,856	1.53%
	Utilities	16,253,743	8.91%
	Total United States (cost $51,747,087)	51,735,996	28.36%
	Total Commercial Paper (cost $55,246,069)	55,235,549	30.28%

	Corporate Bonds
	Australia
	Financials (cost $967,069)	970,116	0.53%
	Canada
	Financials	4,044,396	2.22%
	Industrials	912,832	0.50%
	Total Canada (cost $4,956,907)	4,957,228	2.72%
	Japan
	Financials (cost $2,045,419)	2,045,728	1.12%
	United Kingdom
	Energy	1,454,676	0.80%
	Financials	1,877,853	1.03%
	Total United Kingdom (cost $3,333,452)	3,332,529	1.83%
	United States
	Communications	3,055,625	1.68%
	Consumer Discretionary	5,608,373	3.07%
	Consumer Staples	3,150,665	1.73%
	Energy	1,321,507	0.72%
	Financials	24,250,706	13.30%
	Industrials	2,088,811	1.15%
	Materials	325,684	0.18%
	Technology	1,808,411	0.99%
	Utilities	478,695	0.26%
	Total United States (cost $42,056,700)	42,088,477	23.08%
	Total Corporate Bonds (cost $53,359,547)	53,394,078	29.28%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,175,000	U.S. Treasury Bills * Due 04/25/2019	5,166,944	2.83%
$14,670,000	U.S. Treasury Bills * Due 05/16/2019	14,626,586	8.02%
$12,650,000	U.S. Treasury Bills * Due 06/20/2019	12,583,681	6.90%
	Total Government And Agency Obligations (cost $32,376,369)	32,377,211	17.75%
	Total Fixed Income Securities ** (cost $152,007,426)	$152,041,223	83.36%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2019 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $13,348)	$13,348	0.01%
Total Short Term Investments (cost $13,348)	$13,348	0.01%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(23,640)	(0.01)%
Energy	16,475	0.01%
Metals	1,312,667	0.72%
Stock indices	762,637	0.42%
Short-term interest rates	1,980,693	1.08%
Long-term interest rates	3,176,527	1.74%
Net unrealized gain (loss) on long futures contracts	7,225,359	3.96%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,338,055	1.28%
Energy	690	0.00%
Metals	(1,510,109)	(0.83)%
Stock indices	19,127	0.01%
Short-term interest rates	(16,150)	(0.01)%
Long-term interest rates	(354,195)	(0.19)%
Net unrealized gain (loss) on short futures contracts	477,418	0.26%
Net unrealized gain (loss) on open futures contracts	$7,702,777	4.22%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(4,893,995)	(2.68)%
Various short forward currency contracts	3,203,412	1.75%
Net unrealized gain (loss) on open forward currency contracts	$(1,690,583)	(0.93)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $22,581,569 deposited with the futures brokers and $9,795,642 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018 (Unaudited)

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
DECEMBER 31, 2018 (Unaudited)

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2019 AND DECEMBER 31, 2018 (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Equity in futures brokers trading accounts
Cash	$18,185,663	$14,784,105
Fixed income securities (cost $22,580,943 and $22,933,994, respectively)	22,581,569	22,932,456
Net unrealized gain (loss) on open futures contracts	7,702,777	3,422,063
Total equity in futures brokers trading accounts	48,470,009	41,138,624

Cash and cash equivalents	3,881,154	8,959,535
Restricted cash at interbank market makers	8,234,912	4,424,114
Short term investments (cost $13,348 and $2,208, respectively)	13,348	2,208
Fixed income securities (cost $129,426,483 and $133,420,453, respectively)	129,459,654	133,198,658
Net unrealized gain (loss) on open forward currency contracts	(1,690,583)	4,676,402
Interest receivable	344,684	426,967
Total assets	$188,713,178	$192,826,508

LIABILITIES
Accounts payable	$281,026	$218,277
Brokerage fee payable	1,094,947	1,123,003
Payable for securities purchased	613,540	0
Accrued commissions and other trading fees on open contracts	37,946	35,861
Offering costs payable	75,434	57,600
Redemptions payable	4,213,742	4,145,725
Total liabilities	6,316,635	5,580,466
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at March 31, 2019 and December 31, 2018	0	0
Limited Partners - 83,971.535 and 89,103.635 redeemable units outstanding at March 31, 2019 and December 31, 2018	182,396,543	187,246,042
Total partners’ capital (Net Asset Value)	182,396,543	187,246,042
Total liabilities and partners’ capital (Net Asset Value)	$188,713,178	$192,826,508

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Three Months Ended March 31,
TRADING GAINS (LOSSES)	2019	2018
Futures trading gains (losses)
Realized	$6,238,601	$(9,727,117)
Change in unrealized	4,280,714	(61,947)
Brokerage commissions	(279,583)	(195,301)
Net gain (loss) from futures trading	10,239,732	(9,984,365)

Forward currency trading gains (losses)
Realized	4,419,395	5,065,354
Change in unrealized	(6,366,985)	(3,113,213)
Brokerage commissions	(37,267)	(15,002)
Net gain (loss) from forward currency trading	(1,984,857)	1,937,139
Total net trading gain (loss)	8,254,875	(8,047,226)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,145,873	1,054,011
Realized gain (loss) on fixed income securities	250	420
Change in unrealized gain (loss) on fixed income securities	257,130	(168,847)
Total investment income	1,403,253	885,584

Expenses
Brokerage fee	3,243,295	4,618,862
Operating expenses	203,843	186,946
Total expenses	3,447,138	4,805,808
Net investment income (loss)	(2,043,885)	(3,920,224)
NET INCOME (LOSS)	$6,210,990	$(11,967,450)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$71.05	$(106.95)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$70.68	$(110.21)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	87,412.626	111,902.347

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$6,210,990	$(11,967,450)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	1,829,141	3,344,007
Increase (decrease) in payable for securities purchased	613,540	646,317
(Increase) decrease in interest receivable	82,283	145,979
Increase (decrease) in accounts payable and accrued expenses	36,778	(180,777)
Purchases of investments	(519,766,470)	(697,413,660)
Sales/maturities of investments	524,102,351	731,901,293
Net cash from (for) operating activities	13,108,613	26,475,709

Cash flows from (for) financing activities
Redemption of units	(10,769,681)	(14,924,810)
Offering costs paid	(204,957)	(206,689)
Net cash from (for) financing activities	(10,974,638)	(15,131,499)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,133,975	11,344,210

Cash, cash equivalents and restricted cash at beginning of period	28,167,754	25,795,630
Cash, cash equivalents and restricted cash at end of period	$30,301,729	$37,139,840

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2019	December 31, 2018
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$18,185,663	$14,784,105
Restricted cash in futures brokers trading accounts	0	0
Cash and cash equivalents	3,881,154	8,959,535
Restricted cash at interbank market makers	8,234,912	4,424,114
Total cash, cash equivalents and restricted cash at end of period	$30,301,729	$28,167,754

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2019

Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss) for the three months ended March 31, 2019		0		6,210,990		6,210,990
Redemptions	0.000	0	(5,132.100)	(10,837,698)	(5,132.100)	(10,837,698)
Offering costs		0		(222,791)		(222,791)
Balances at March 31, 2019	0.000	$0	83,971.535	$182,396,543	83,971.535	$182,396,543

Three Months Ended March 31, 2018

Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss) for the three months ended March 31, 2018		0		(11,967,450)		(11,967,450)
Redemptions	0.000	0	(6,038.577)	(14,071,811)	(6,038.577)	(14,071,811)
Offering costs		0		(212,402)		(212,402)
Balances at March 31, 2018	0.000	$0	107,737.147	$244,652,441	107,737.147	$244,652,441

Net Asset Value per General and Limited Partner Unit
March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
$2,172.12	$2,101.44	$2,270.83	$2,381.04

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,101.44	$2,381.04

Income (loss) from operations:
Total net trading gains (losses) (1)	96.61	(73.28)
Net investment income (loss) (1)	(23.38)	(35.03)
Total net income (loss) from operations	73.23	(108.31)
Offering costs (1)	(2.55)	(1.90)
Net asset value per unit at end of period	$2,172.12	$2,270.83
Total Return (4)	3.36%	(4.63)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.52%	7.33%
Performance fee (4)	0.00%	0.00%
Total expenses	7.52%	7.33%
Net investment income (loss) (2),(3)	(4.46)%	(5.98)%

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
MARCH 31, 2019 (Unaudited)
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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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
MARCH 31, 2019 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2019 and December 31, 2018, and for the periods ended March 31, 2019 and 2018, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value at March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$13,348	$0	$0	$13,348
Fixed income securities	0	152,041,223	0	152,041,223

Other Financial Instruments
Exchange-traded futures contracts	7,702,777	0	0	7,702,777
Forward currency contracts	0	(1,690,583)	0	(1,690,583)
Total	$7,716,125	$150,350,640	$0	$158,066,765

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,208	$0	$0	$2,208
Fixed income securities	0	156,131,114	0	156,131,114

Other Financial Instruments
Exchange-traded futures contracts	3,422,063	0	0	3,422,063
Forward currency contracts	0	4,676,402	0	4,676,402
Total	$3,424,271	$160,807,516	$0	$164,231,787

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019 (Unaudited)
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2019 and December 31, 2018, the Fund has the potential remaining reimbursement amount of approximately $35.4 million and $35.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2019 and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $75,434 and $57,600, respectively. At March 31, 2019 and December 31, 2018, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $75,434 and $57,600, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019 (Unaudited)
Note 3.  ADMINISTRATOR AND TRANSFER AGENT

Northern Trust Hedge Fund Services LLC serves as the Administrator of the Fund. The Administrator receives fees at rates agreed upon between the Fund and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services.

Effective January 1, 2019, NAV Consulting, Inc. serves as the Transfer Agent for the Fund. The Transfer Agent receives fees at rates agreed upon between the Fund and the Transfer Agent and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”), formerly The Royal Bank of Scotland, and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of March 31, 2019. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2019 and 2018.

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
MARCH 31, 2019 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2019 and December 31, 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2019 Fair Value	Liability Derivatives at March 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,512,655	$(198,240)	$2,314,415
Energy Contracts	Net unrealized gain (loss) on open futures contracts	62,762	(45,597)	17,165
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,975,920	(2,173,362)	(197,442)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	932,228	(150,464)	781,764
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,033,008	(68,465)	1,964,543
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,295,955	(473,623)	2,822,332
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	6,331,411	(8,021,994)	(1,690,583)
Totals		$17,143,939	$(11,131,745)	$6,012,194

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,930,551	$(34,165)	$1,896,386
Energy Contracts	Net unrealized gain (loss) on open futures contracts	577,340	(902,016)	(324,676)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,645,961	(1,905,242)	740,719
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	727,473	(731,682)	(4,209)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,094,862	(16,160)	1,078,702
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,313,742	(1,278,601)	35,141
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,839,236	(8,162,834)	4,676,402
Totals		$21,129,165	$(13,030,700)	$8,098,465

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2019	Trading Gains/(Losses) for the Three Months Ended March 31, 2018
Agriculture Contracts	$459,265	$(2,105,622)
Energy Contracts	(2,309,824)	1,109,727
Metal Contracts	(999,028)	(207,371)
Stock Indices Contracts	4,300,590	(13,130,522)
Short-Term Interest Rate Contracts	2,427,530	2,038,475
Long-Term Interest Rate Contracts	6,589,415	2,491,812
Forward Currency Contracts	(1,947,590)	1,952,141
Total	$8,520,358	$(7,851,360)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2019	Trading Gains/(Losses) for the Three Months Ended March 31, 2018
Futures trading gains (losses):
Realized**	$6,187,234	$(9,741,554)
Change in unrealized	4,280,714	(61,947)
Forward currency trading gains (losses):
Realized	4,419,395	5,065,354
Change in unrealized	(6,366,985)	(3,113,213)
Total	$8,520,358	$(7,851,360)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended March 31, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 27,000 and 21,300, respectively, and the monthly average of notional value of forward currency contracts was $1,961,100,000 and $1,006,400,000, respectively.

Open contracts generally mature within three months; as of March 31, 2019, the latest maturity date for open futures contracts is June 2020 and the latest maturity date for open forward currency contracts is June 2019. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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
MARCH 31, 2019 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2019 and December 31, 2018 was $32,377,211 and $30,663,072, respectively, which equals approximately 18% and 16% of Net Asset Value, respectively. The cash deposited with the interbank market makers at March 31, 2019 and December 31, 2018 was $11,620,642 and $11,033,052, respectively, which equals approximately 6% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market makers at March 31, 2019 and December 31, 2018 was restricted cash for margin requirements of $8,234,912 and $4,424,114, respectively, which equals approximately 5% and 2% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,382,206	$(1,556,632)	$3,825,574
Futures contracts	Goldman Sachs	5,430,322	(1,553,119)	3,877,203
Total futures contracts		10,812,528	(3,109,751)	7,702,777
Forward currency contracts	UBS AG	3,165,705	(3,165,705)	0
Forward currency contracts	NatWest Markets PLC	3,165,706	(3,165,706)	0
Total forward currency contracts		6,331,411	(6,331,411)	0
Total derivatives		$17,143,939	$(9,441,162)	$7,702,777

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,825,574	$0	$0	$3,825,574
Goldman Sachs	3,877,203	0	0	3,877,203
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$7,702,777	$0	$0	$7,702,777

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$1,556,632	$(1,556,632)	$0
Futures contracts	Goldman Sachs	1,553,119	(1,553,119)	0
Total futures contracts		3,109,751	(3,109,751)	0
Forward currency contracts	UBS AG	4,010,949	(3,165,705)	845,244
Forward currency contracts	NatWest Markets PLC	4,011,045	(3,165,706)	845,339
Total forward currency contracts		8,021,994	(6,331,411)	1,690,583
Total derivatives		$11,131,745	$(9,441,162)	$1,690,583

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of FinancialCondition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	845,244	(845,244	)*	0	0
NatWest Markets PLC	845,339	0		(845,339)	0
Total	$1,690,583	$(845,244)		$(845,339)	$0

*	Represents a portion of the $9,795,642 fair value in U.S. Treasury Bills held at the interbank market makers.

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,153,364	$(2,429,240)	$1,724,124
Futures contracts	Goldman Sachs	4,136,565	(2,438,626)	1,697,939
Total futures contracts		8,289,929	(4,867,866)	3,422,063
Forward currency contracts	UBS AG	6,419,618	(4,081,417)	2,338,201
Forward currency contracts	NatWest Markets PLC	6,419,618	(4,081,417)	2,338,201
Total forward currency contracts		12,839,236	(8,162,834)	4,676,402
Total derivatives		$21,129,165	$(13,030,700)	$8,098,465

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019 (Unaudited)
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
MARCH 31, 2019 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2019 and December 31, 2018, the Statements of Operations and Financial Highlights for the three months ended March 31, 2019 and 2018, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2019 and December 31, 2018, the results of operations and financial highlights for the three months ended March 31, 2019 and 2018, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2019 and 2018.

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

Results of Operations

The returns for the three months ended March 31, 2019 and 2018 were 3.36% and (4.63)%, respectively. During the three months ended March 31, 2019 and 2018, the Fund accrued brokerage fees in the amount of $3,243,295 and $4,618,862, respectively, and paid brokerage fees in the amount of $3,271,351 and $4,777,900, respectively. No performance fees were accrued or paid during these periods.

2019 (For the Three Months Ended March 31)

Of the 3.36% year to date return, approximately 4.76% was due to trading gains (before commissions) and approximately 0.77% due to investment income, offset by approximately (2.17)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 4.76% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.49)%
Currencies	(1.14)%
Interest Rates	5.01%
Stock Indices	2.38%
4.76%

The Fund, which consists of trend following, systematic macro, and short-term strategies, was lower in January.  Losses came from commodity and foreign exchange positions, while fixed income and stock holdings produced partially offsetting gains for the Fund.  Commodity trading generated losses for the Fund in January.  Short energy positions suffered as the complex rebounded from multi-year lows on back of bullish fundamental developments and a general increase in risk sentiment.  Short grain positioning also detracted as the sector traded higher amid adverse weather conditions in key growing regions, and some optimism surrounding the latest round of trade talks between the US and China. Foreign exchange positioning produced additional losses, with gains in long emerging market currencies (versus the USD) being overshadowed by losses in the developed markets, where we were net short against the greenback.  The USD was broadly weaker on the month with the notable themes being the US government shutdown and a less hawkish FOMC.  Short positioning on several of the commodity currencies produced the largest losses as those currencies rallied on back of the increase in prices across the petroleum complex during the month.  Interest rate positions from long-dated instruments provided offsetting profits during the month.  Long positioning on bonds issued by Australia, Canada, and France generated the largest gains.  The shift in central bank rhetoric to a more dovish tone caused global fixed income markets to rise to start the year.   Stock index positions also produced some offsetting gains during the month.  Despite a myriad of global headwinds, stock markets recovered from their December sell-off, encouraged by a resumption of trade talks, dovish Fed takeaways, and the start of US Q4 earnings that mostly met expectations. Shorter term strategies moved from short to long, flipping net Fund positioning in time to capitalize on rallying equity markets, especially in the Hang Seng index.

The Fund showed a profit in February with gains coming from commodity and stock index positions, while interest rate holdings produced some partially offsetting losses.  Foreign Exchange (FX) had little P&L impact on the Fund during the month.  Commodity trading generated profits for the Fund in February.  Short positioning across the grain subsector produced some of the best sector gains.  Wheat extended a sell-off to a ten-month low following a year-over-year improvement in winter crop conditions.  A long position on palladium led gains in the precious metals subsector.  Palladium rose to a record high amid tight supplies and steadily rising demand for the rare metal.  Some partially offsetting losses came from the industrial metal subsector.  Short positioning on copper and nickel suffered as prices rose, driven by signs of progress on US / Chinese trade talks and amid tight supplies. Stock index positions produced additional gains.  Long positioning on European, US, and Asia-Pacific indices produced the best profits within the sector.  European stock indices benefitted from signs of progress for a successful Brexit (the UK divorce from the European Union) with the Euro Stoxx 50 and the French CAC 40 producing some of the greatest sector returns.  Asia-Pacific stocks rallied amid signs that a US / Chinese trade deal was also making positive progress.  President Trump delayed a March 1st tariff increase on China as he cited “significant progress” on the trade talks.  Some of the biggest gains within the region came from Australia and Hong Kong.  Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom gilt (10-year note) contributed the largest losses to the sector.  Signs of positive progress on Brexit and hawkish comments from the UK central bank head Mark Carney conspired to send gilt prices down sharply from near-term highs.  In the foreign exchange sector, gains in developed market currencies were almost equally offset by losses in the emerging market currencies, leading to negligible P&L for currencies overall.  Long US dollar positioning was profitable against developed market currencies but losses in the emerging markets, especially from the Brazilian real and the South African rand, mostly negated any FX sector gains.

The Fund showed a profit in March with gains coming from interest rate and stock index holdings.  Foreign exchange (FX) positions produced some partially offsetting losses while commodities had little impact on the Fund.  Interest rate positions in long- and short-dated instruments spearheaded Fund gains in March. More dovish than expected commentary from central bankers, growing global growth concerns, and persistently weak economic data ignited a sharp rally in bonds worldwide.  Long positioning on the UK gilt provided the biggest gain as investors sought safe havens amidst Brexit gridlock.  Net long positioning in US bonds generated additional gains after the FOMC scaled back projected interest-rate increases this year to zero and said they would end the drawdown of the central bank bond holdings in September.  One of the most discussed bond headlines this month was the inversion of the US yield curve (3-month bills and 10-year note) for the first time since the global financial crisis.  Long positioning on a variety of global stock indices also added to the positive monthly result.  Stock index returns ebbed and flowed on the various themes of stalling global economy growth, dovish central bank rhetoric, US-China trade talks, and Brexit.  Some of the best monthly stock index gains were found in Europe and the United States.  Foreign exchange positioning on developed FX markets drove the sector’s losses during the month.  The Fund started the month long the Canadian dollar (versus the USD) which ultimately weakened after a worse than expected Canadian GDP release.  Small gains in the emerging market currencies helped offset some of the losses.  Commodity holdings produced mixed results in March.  Long energy positions detracted as upside momentum in the complex stalled alongside a pause in global risk sentiment.  Precious metals also registered a negative contribution to the Fund, primarily from a long palladium position.  After hitting new all-time highs, palladium prices plummeted in the waning days of the month as slowing global economic growth sparked demand worries.  Short grains holdings provided offsetting gains as the complex sold-off into month-end following a bearish USDA grain report.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2019 and December 31, 2018 and the trading gains/losses by market category for the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.55%	(1.49)%
Currencies	0.62%	(1.14)%
Interest Rates	0.70%	5.01%
Stock Indices	0.37%	2.38%
Aggregate/Total	1.29%	4.76%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 3.36% year to date return, approximately 4.76% was due to trading gains (before commissions) and approximately 0.77% due to investment income, offset by approximately (2.17)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

**
Of the (11.74)% return for the year ended December 31, 2018, approximately (5.54)% was due trading losses (before commissions) and approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.98% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2019, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2019.

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

Effective January 1, 2019, NAV Consulting, Inc. (“NAVC”) became the transfer agent for the Fund. There were no material changes to the internal control over financial reporting due to this change. There were no other changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of March 31, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months Ended March 31, 2019 and 2018, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2019 and 2018, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2019 and 2018, (vi) Financial Highlights For the Three Months Ended March 31, 2019 and 2018, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of March 31, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months Ended March 31, 2019 and 2018, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2019 and 2018, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2019 and 2018, (vi) Financial Highlights For the Three Months Ended March 31, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 15, 2019	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer