Form 10-Q
period 2019-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2019-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File number: 000-22260

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

(Exact name of Registrant as specified in charter)

Delaware	52-1823554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

(410) 413-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

The Registrant has no voting stock. As of June 30, 2019, there were 80,731.763 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,951,776	3.78%
	Credit Cards	2,975,524	1.62%
	Equipment Loans	614,799	0.33%
	Utility Rate Reduction Bonds	717,524	0.39%
	Total Asset Backed Securities (cost $11,217,249)	11,259,623	6.12%

	Bank Deposits
	United States
	Financials	735,367	0.40%
	Total Bank Deposits (cost $734,999)	735,367	0.40%

	Commercial Paper
	Ireland
	Financials (cost $1,185,000)	1,184,762	0.64%
	Japan
	Financials (cost $583,157)	583,088	0.32%
	Switzerland
	Financials (cost $1,613,614)	1,613,505	0.88%
	United States
	Communications	4,267,367	2.32%
	Consumer Discretionary	6,711,406	3.65%
	Consumer Staples	409,075	0.22%
	Energy	3,794,407	2.06%
	Financials	15,669,462	8.51%
	Industrials	5,833,216	3.17%
	Utilities	15,361,519	8.34%
	Total United States (cost $52,054,615)	52,046,452	28.27%
	Total Commercial Paper (cost $55,436,386)	55,427,807	30.11%

	Corporate Bonds
	Australia
	Financials (cost $964,288)	968,387	0.53%
	Canada
	Financials	4,049,169	2.20%
	Industrials	916,496	0.50%
	Total Canada (cost $4,957,860)	4,965,665	2.70%
	Germany
	Consumer Discretionary (cost $2,296,763)	2,302,339	1.25%
	Japan
	Financials (cost $2,047,779)	2,050,022	1.11%
	United Kingdom
	Energy	249,954	0.13%
	Financials	3,089,921	1.68%
	Total United Kingdom (cost $3,336,718)	3,339,875	1.81%
	United States
	Communications	3,456,052	1.88%
	Consumer Discretionary	6,698,698	3.64%
	Consumer Staples	3,690,774	2.00%
	Energy	1,322,019	0.72%
	Financials	17,267,154	9.38%
	Industrials	2,531,412	1.37%
	Materials	326,166	0.18%
	Technology	2,564,073	1.39%
	Utilities	1,010,694	0.55%
	Total United States (cost $38,784,613)	38,867,042	21.11%
	Total Corporate Bonds (cost $52,388,021)	52,493,330	28.51%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$7,685,000	U.S. Treasury Bills * Due 07/18/2019	7,677,669	4.17%
$13,167,000	U.S. Treasury Bills * Due 08/15/2019	13,133,054	7.13%
$9,665,000	U.S. Treasury Bills * Due 09/19/2019	9,620,573	5.23%
	Total Government And Agency Obligations (cost $30,424,132)	30,431,296	16.53%
	Total Fixed Income Securities ** (cost $150,200,787)	$150,347,423	81.67%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2019 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $7,073)	$7,073	0.00%
Total Short Term Investments (cost $7,073)	$7,073	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(373,160)	(0.20)%
Energy	503,282	0.28%
Metals	(328,123)	(0.18)%
Stock indices	1,358,601	0.74%
Short-term interest rates	2,949,343	1.60%
Long-term interest rates	2,654,952	1.44%
Net unrealized gain (loss) on long futures contracts	6,764,895	3.68%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(196,012)	(0.11)%
Energy	(100,765)	(0.05)%
Metals	(442,902)	(0.24)%
Stock indices	(53,246)	(0.03)%
Short-term interest rates	(30,473)	(0.02)%
Long-term interest rates	(183,203)	(0.10)%
Net unrealized gain (loss) on short futures contracts	(1,006,601)	(0.55)%
Net unrealized gain (loss) on open futures contracts	$5,758,294	3.13%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$8,161,940	4.43%
Various short forward currency contracts	(9,649,928)	(5.24)%
Net unrealized gain (loss) on open forward currency contracts	$(1,487,988)	(0.81)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $21,948,564 deposited with the futures brokers and $8,482,732 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2019 AND DECEMBER 31, 2018 (Unaudited)

	2019	2018
ASSETS
Equity in futures brokers trading accounts
Cash	$17,633,156	$14,784,105
Fixed income securities (cost $21,943,330 and $22,933,994, respectively)	21,948,564	22,932,456
Net unrealized gain (loss) on open futures contracts	5,758,294	3,422,063
Total equity in futures brokers trading accounts	45,340,014	41,138,624

Cash and cash equivalents	5,925,440	8,959,535
Restricted cash at interbank market makers	8,688,946	4,424,114
Short term investments (cost $7,073 and $2,208, respectively)	7,073	2,208
Fixed income securities (cost $128,257,457 and $133,420,453, respectively)	128,398,859	133,198,658
Net unrealized gain (loss) on open forward currency contracts	(1,487,988)	4,676,402
Interest receivable	394,833	426,967
Total assets	$187,267,177	$192,826,508

LIABILITIES
Accounts payable	$187,751	$218,277
Brokerage fee payable	1,090,581	1,123,003
Accrued commissions and other trading fees on open contracts	50,852	35,861
Offering costs payable	71,790	57,600
Redemptions payable	1,772,061	4,145,725
Total liabilities	3,173,035	5,580,466
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at June 30, 2019 and December 31, 2018	0	0
Limited Partners - 80,731.763 and 89,103.635 redeemable units outstanding at June 30, 2019 and December 31, 2018	184,094,142	187,246,042
Total partners’ capital (Net Asset Value)	184,094,142	187,246,042
Total liabilities and partners’ capital (Net Asset Value)	$187,267,177	$192,826,508

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
TRADING GAINS (LOSSES)	2019	2018	2019	2018
Futures trading gains (losses)
Realized	$15,259,049	$115,456	$21,497,650	$(9,611,661)
Change in unrealized	(1,944,483)	(2,225,922)	2,336,231	(2,287,869)
Brokerage commissions	(279,866)	(236,832)	(559,449)	(432,133)
Net gain (loss) from futures trading	13,034,700	(2,347,298)	23,274,432	(12,331,663)

Forward currency trading gains (losses)
Realized	(1,952,204)	(8,446,287)	2,467,191	(3,380,933)
Change in unrealized	202,595	7,169,878	(6,164,390)	4,056,665
Brokerage commissions	(39,923)	(18,832)	(77,190)	(33,834)
Net gain (loss) from forward currency trading	(1,789,532)	(1,295,241)	(3,774,389)	641,898
Total net trading gain (loss)	11,245,168	(3,642,539)	19,500,043	(11,689,765)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,162,722	1,230,006	2,308,595	2,284,017
Realized gain (loss) on fixed income securities	1,894	(24,519)	2,144	(24,099)
Change in unrealized gain (loss) on fixed income securities	112,839	79,181	369,969	(89,666)
Total investment income	1,277,455	1,284,668	2,680,708	2,170,252

Expenses
Brokerage fee	3,241,218	4,115,449	6,484,513	8,734,311
Operating expenses	177,564	179,473	381,407	366,419
Total expenses	3,418,782	4,294,922	6,865,920	9,100,730
Net investment income (loss)	(2,141,327)	(3,010,254)	(4,185,212)	(6,930,478)
NET INCOME (LOSS)	$9,103,841	$(6,652,793)	$15,314,831	$(18,620,243)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$110.05	$(62.75)	$180.03	$(170.88)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$108.20	$(63.44)	$178.88	$(173.65)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	82,721.729	106,027.722	85,067.178	108,965.034

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$15,314,831	$(18,620,243)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	3,458,190	(1,679,130)
(Increase) decrease in interest receivable	32,134	44,652
Increase (decrease) in accounts payable and accrued expenses	(47,957)	(298,747)
Purchases of investments	(987,762,547)	(1,455,244,647)
Sales/maturities of investments	993,911,342	1,505,994,835
Net cash from (for) operating activities	24,905,993	30,196,720

Cash flows from (for) financing activities
Redemption of units	(20,401,728)	(27,536,778)
Offering costs paid	(424,477)	(428,060)
Net cash from (for) financing activities	(20,826,205)	(27,964,838)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,079,788	2,231,882

Cash, cash equivalents and restricted cash at beginning of period	28,167,754	25,795,630
Cash, cash equivalents and restricted cash at end of period	$32,247,542	$28,027,512

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$17,633,156	$14,784,105
Restricted cash in futures brokers trading accounts	0	0
Cash and cash equivalents	5,925,440	8,959,535
Restricted cash at interbank market makers	8,688,946	4,424,114
Total cash, cash equivalents and restricted cash at end of period	$32,247,542	$28,167,754

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2019

Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss) for the three months ended March 31, 2019		0		6,210,990		6,210,990
Redemptions	0.000	0	(5,132.100)	(10,837,698)	(5,132.100)	(10,837,698)
Offering costs		0		(222,791)		(222,791)
Balances at March 31, 2019	0.000	$0	83,971.535	$182,396,543	83,971.535	$182,396,543

Net income (loss) for the three months ended June 30, 2019		0		9,103,841		9,103,841
Redemptions	0.000	0	(3,239.772)	(7,190,366)	(3,239.772)	(7,190,366)
Offering costs		0		(215,876)		(215,876)
Balances at June 30, 2019	0.000	$0	80,731.763	$184,094,142	80,731.763	$184,094,142

Six Months Ended June 30, 2018

Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss) for the three months ended March 31, 2018		0		(11,967,450)		(11,967,450)
Redemptions	0.000	0	(6,038.577)	(14,071,811)	(6,038.577)	(14,071,811)
Offering costs		0		(212,402)		(212,402)
Balances at March 31, 2018	0.000	$0	107,737.147	$244,652,441	107,737.147	$244,652,441

Net income (loss) for the three months ended June 30, 2018		0		(6,652,793)		(6,652,793)
Redemptions	0.000	0	(5,656.671)	(12,452,579)	(5,656.671)	(12,452,579)
Offering costs		0		(215,221)		(215,221)
Balances at June 30, 2018	0.000	$0	102,080.476	$225,331,848	102,080.476	$225,331,848

Net Asset Value per General and Limited Partner Unit
June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,280.32	$2,172.12	$2,101.44	$2,207.39	$2,270.83	$2,381.04

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,172.12	$2,270.83	$2,101.44	$2,381.04

Income (loss) from operations:
Total net trading gains (losses) (1)	136.70	(33.02)	233.24	(106.13)
Net investment income (loss) (1)	(25.89)	(28.39)	(49.20)	(63.60)
Total net income (loss) from operations	110.81	(61.41)	184.04	(169.73)
Offering costs (1)	(2.61)	(2.03)	(5.16)	(3.92)
Net asset value per unit at end of period	$2,280.32	$2,207.39	$2,280.32	$2,207.39
Total Return (4)	4.98%	(2.79)%	8.51%	(7.29)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.50%	7.32%	7.53%	7.33%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.50%	7.32%	7.53%	7.33%
Net investment income (loss) (2),(3)	(4.70)%	(5.13)%	(4.59)%	(5.58)%

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2019 and December 31, 2018, and for the periods ended June 30, 2019 and 2018, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Fair Value at June 30, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,073	$0	$0	$7,073
Fixed income securities	0	150,347,423	0	150,347,423

Other Financial Instruments
Exchange-traded futures contracts	5,758,294	0	0	5,758,294
Forward currency contracts	0	(1,487,988)	0	(1,487,988)
Total	$5,765,367	$148,859,435	$0	$154,624,802

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,208	$0	$0	$2,208
Fixed income securities	0	156,131,114	0	156,131,114

Other Financial Instruments
Exchange-traded futures contracts	3,422,063	0	0	3,422,063
Forward currency contracts	0	4,676,402	0	4,676,402
Total	$3,424,271	$160,807,516	$0	$164,231,787

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
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

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2019 and December 31, 2018, the Fund has the potential remaining reimbursement amount of approximately $35.1 million and $35.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2019 and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $71,790 and $57,600, respectively. At June 30, 2019 and December 31, 2018, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $71,790 and $57,600, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The primary focus of ASU 2019-07 is to clarify amendments made by the SEC with the intention of facilitating the disclosure of information to investors and simplifying compliance without significantly altering the total mix of information provided to investors. As a result of these amendments, an analysis of changes in equity is required for the current and comparative interim periods, with subtotals for each interim period. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Fund’s financial statement disclosures.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”), formerly The Royal Bank of Scotland, and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of June 30, 2019. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2019 and 2018.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2019 and December 31, 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2019 Fair Value	Liability Derivatives at June 30, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$383,308	$(952,480)	$(569,172)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	543,659	(141,142)	402,517
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,188,293	(1,959,318)	(771,025)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,450,994	(145,639)	1,305,355
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,972,666	(53,796)	2,918,870
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,954,721	(482,972)	2,471,749
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,553,278	(10,041,266)	(1,487,988)
Totals		$18,046,919	$(13,776,613)	$4,270,306

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,930,551	$(34,165)	$1,896,386
Energy Contracts	Net unrealized gain (loss) on open futures contracts	577,340	(902,016)	(324,676)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,645,961	(1,905,242)	740,719
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	727,473	(731,682)	(4,209)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,094,862	(16,160)	1,078,702
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,313,742	(1,278,601)	35,141
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,839,236	(8,162,834)	4,676,402
Totals		$21,129,165	$(13,030,700)	$8,098,465

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2019	Trading Gains/(Losses) for the Three Months Ended June 30, 2018
Agriculture Contracts	$(2,852,774)	$(2,021,931)
Energy Contracts	208,408	5,315,874
Metal Contracts	(1,722,381)	(4,842,737)
Stock Indices Contracts	5,590,814	(470,639)
Short-Term Interest Rate Contracts	6,398,164	862,309
Long-Term Interest Rate Contracts	5,594,389	(919,255)
Forward Currency Contracts	(1,791,001)	(1,276,409)
Total	$11,425,619	$(3,352,788)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2019	Trading Gains/(Losses) for the Six Months Ended June 30, 2018
Agriculture Contracts	$(2,393,509)	$(4,127,553)
Energy Contracts	(2,101,416)	6,425,601
Metal Contracts	(2,721,409)	(5,050,108)
Stock Indices Contracts	9,891,404	(13,601,161)
Short-Term Interest Rate Contracts	8,825,694	2,900,784
Long-Term Interest Rate Contracts	12,183,804	1,572,557
Forward Currency Contracts	(3,738,591)	675,732
Total	$19,945,977	$(11,204,148)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2019	Trading Gains/(Losses) for the Three Months Ended June 30, 2018
Futures trading gains (losses):
Realized**	$15,161,103	$149,543
Change in unrealized	(1,944,483)	(2,225,922)
Forward currency trading gains (losses):
Realized**	(1,993,596)	(8,446,287)
Change in unrealized	202,595	7,169,878
Total	$11,425,619	$(3,352,788)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2019	Trading Gains/(Losses) for the Six Months Ended June 30, 2018
Futures trading gains (losses):
Realized**	$21,348,337	$(9,592,011)
Change in unrealized	2,336,231	(2,287,869)
Forward currency trading gains (losses):
Realized**	2,425,799	(3,380,933)
Change in unrealized	(6,164,390)	4,056,665
Total	$19,945,977	$(11,204,148)

**
Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers and interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
For the three months ended June 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 25,300 and 20,200, respectively, and the monthly average of notional value of forward currency contracts was $2,029,600,000 and $1,092,500,000, respectively.

For the six months ended June 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 26,200 and 20,700, respectively, and the monthly average of notional value of forward currency contracts was $1,995,300,000 and $1,049,500,000, respectively.

Open contracts generally mature within three months; as of June 30, 2019, the latest maturity date for open futures contracts is September 2020 and the latest maturity date for open forward currency contracts is September 2019. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2019 and December 31, 2018 was $30,431,296 and $30,663,072, respectively, which equals approximately 17% and 16% of Net Asset Value, respectively. The cash deposited with the interbank market makers at June 30, 2019 and December 31, 2018 was $14,134,285 and $11,033,052, respectively, which equals approximately 8% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market makers at June 30, 2019 and December 31, 2018 was restricted cash for margin requirements of $8,688,946 and $4,424,114, respectively, which equals approximately 5% and 2% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,734,802	$(1,853,425)	$2,881,377
Futures contracts	Goldman Sachs	4,758,839	(1,881,922)	2,876,917
Total futures contracts		9,493,641	(3,735,347)	5,758,294
Forward currency contracts	UBS AG	4,276,639	(4,276,639)	0
Forward currency contracts	NatWest Markets PLC	4,276,639	(4,276,639)	0
Total forward currency contracts		8,553,278	(8,553,278)	0
Total derivatives		$18,046,919	$(12,288,625)	$5,758,294

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,881,377	$0	$0	$2,881,377
Goldman Sachs	2,876,917	0	0	2,876,917
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$5,758,294	$0	$0	$5,758,294

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$1,853,425	$(1,853,425)	$0
Futures contracts	Goldman Sachs	1,881,922	(1,881,922)	0
Total futures contracts		3,735,347	(3,735,347)	0
Forward currency contracts	UBS AG	5,020,633	(4,276,639)	743,994
Forward currency contracts	NatWest Markets PLC	5,020,633	(4,276,639)	743,994
Total forward currency contracts		10,041,266	(8,553,278)	1,487,988
Total derivatives		$13,776,613	$(12,288,625)	$1,487,988

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
UBS AG	743,994	(743,994	)*	0	0
NatWest Markets PLC	743,994	0		(743,994)	0
Total	$1,487,988	$(743,994)		$(743,994)	$0

*	Represents a portion of the $8,482,732 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,153,364	$(2,429,240)	$1,724,124
Futures contracts	Goldman Sachs	4,136,565	(2,438,626)	1,697,939
Total futures contracts		8,289,929	(4,867,866)	3,422,063
Forward currency contracts	UBS AG	6,419,618	(4,081,417)	2,338,201
Forward currency contracts	NatWest Markets PLC	6,419,618	(4,081,417)	2,338,201
Total forward currency contracts		12,839,236	(8,162,834)	4,676,402
Total derivatives		$21,129,165	$(13,030,700)	$8,098,465

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,724,124	$0	$0	$1,724,124
Goldman Sachs	1,697,939	0	0	1,697,939
UBS AG	2,338,201	0	0	2,338,201
NatWest Markets PLC	2,338,201	0	0	2,338,201
Total	$8,098,465	$0	$0	$8,098,465

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,429,240	$(2,429,240)	$0
Futures contracts	Goldman Sachs	2,438,626	(2,438,626)	0
Total futures contracts		4,867,866	(4,867,866)	0
Forward currency contracts	UBS AG	4,081,417	(4,081,417)	0
Forward currency contracts	NatWest Markets PLC	4,081,417	(4,081,417)	0
Total forward currency contracts		8,162,834	(8,162,834)	0
Total derivatives		$13,030,700	$(13,030,700)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS JUNE 30, 2019 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2019 and December 31, 2018, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2019 and 2018, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2019 and December 31, 2018, the results of operations and financial highlights for the three months and six months ended June 30, 2019 and 2018, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2019 and 2018.

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

Results of Operations

The returns for the six months ended June 30, 2019 and 2018 were 8.51% and (7.29)%, respectively. During the six months ended June 30, 2019 and 2018, the Fund accrued brokerage fees in the amount of $6,484,513 and $8,734,311, respectively, and paid brokerage fees in the amount of $6,516,935 and $9,007,649, respectively. No performance fees were accrued or paid during these periods.

2019 (For the Six Months Ended June 30)

Of the 8.51% year to date return, approximately 11.40% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (4.36)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 11.40% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.81)%
Currencies	(2.04)%
Interest Rates	11.73%
Stock Indices	5.52%
11.40%

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

The Fund showed a profit in March with gains coming from interest rate and stock index holdings.  Foreign exchange positions produced some partially offsetting losses while commodities had little impact on the Fund.  Interest rate positions in long- and short-dated instruments spearheaded Fund gains in March. More dovish than expected commentary from central bankers, growing global growth concerns, and persistently weak economic data ignited a sharp rally in bonds worldwide.  Long positioning on the UK gilt provided the biggest gain as investors sought safe havens amidst Brexit gridlock.  Net long positioning in US bonds generated additional gains after the FOMC scaled back projected interest-rate increases this year to zero and said they would end the drawdown of the central bank bond holdings in September.  One of the most discussed bond headlines this month was the inversion of the US yield curve (3-month bills and 10-year note) for the first time since the global financial crisis.  Long positioning on a variety of global stock indices also added to the positive monthly result.  Stock index returns ebbed and flowed on the various themes of stalling global economy growth, dovish central bank rhetoric, US-China trade talks, and Brexit.  Some of the best monthly stock index gains were found in Europe and the United States.  Foreign exchange positioning on developed FX markets drove the sector’s losses during the month.  The Fund started the month long the Canadian dollar (versus the USD) which ultimately weakened after a worse than expected Canadian GDP release.  Small gains in the emerging market currencies helped offset some of the losses.  Commodity holdings produced mixed results in March.  Long energy positions detracted as upside momentum in the complex stalled alongside a pause in global risk sentiment.  Precious metals also registered a negative contribution to the Fund, primarily from a long palladium position.  After hitting new all-time highs, palladium prices plummeted in the waning days of the month as slowing global economic growth sparked demand worries.  Short grains holdings provided offsetting gains as the complex sold-off into month-end following a bearish USDA grain report.

The Fund showed a profit in April with gains coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting losses during the month. Stock index positions produced the best Fund gains.  Long positioning on European and Asia-Pacific indexes generated the largest profits within the sector.  Global stock indexes generally produced strong gains during April.  Those gains were driven by dovish statements from several major central banks, signs of improving economic growth from China, some better-than-expected economic releases from the United States, and amid mostly robust Q1 corporate earnings reports. Commodity trading also generated profits for the Fund in April.  Short positioning across the grain subsector produced some of the best sector gains driven by a stronger US dollar and ample global supply expectations.  Soybeans traded to a 6-month low while wheat fell to a 6-week low during the month.  Long positioning on the energy subsector also added to gains.  The subsector benefited from a combination of broad demand for global risk assets and increasing concerns over an undersupplied market.  Some partially offsetting losses came from the industrial metals subsector.  Long positioning in zinc and copper led losses as the complex suffered its biggest monthly decline on a year-to-date basis.  Base metals faced headwinds from a stronger US dollar and climbing inventory stockpiles. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom gilt (10-year note) and short sterling (90-day bill) contributed the largest losses to the sector.  A 6-month Brexit extension sent UK fixed income prices lower as traders liquidated safe-haven positions as the threat of a “hard” UK separation from the European Union diminished. In the foreign exchange sector, losses were generated in the emerging market (EM) currencies.  The trading strategy failed to successfully navigate some choppy price action in the South African rand (against the US dollar) which contributed more than half of the monthly losses within the EM FX sector.

The Fund showed a loss in May with losses coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting gains during the month. Stock index positions produced the largest Fund losses.  Global stock indexes generally saw steep sell-offs during the month and long positioning on global indexes generated losses within the sector, particularly across Europe and in the United States.  Those losses were driven by a sharp escalation of trade tension between the US and both China and Mexico, signs that global growth is decelerating, and as the inverted US Treasury yield curve signaled a higher-than-normal recession risk. Commodity trading also generated losses for the Fund in May.  Short positioning across the grain subsector produced the worst sector losses as heavy rains across the Midwest prevented a considerable amount of crop planting in the US.  Weekly USDA crop progress reports painted a bullish outlook for prices, especially for corn, which rose sharply to a near three-year high.  Long holdings on the energy subsector also added to losses.  The energy complex suffered amid weakening demand and as US inventory levels rose to a 22-month high. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting gains during the month.  Long positioning on 10-year notes from Australia and the United Kingdom were two of the best performing holdings.  Australia’s central bank indicated that interest rate cuts were likely in the coming months sending their notes sharply higher (interest rates fell).  In the UK, the Brexit impasse became more uncertain as Prime Minister May stepped down and the future leadership of Britain became less clear.  Flight to safety flows benefitted the UK gilt. In the foreign exchange sector, gains were generated in the developed market and emerging market currencies.  A short position on the Australian dollar drove gains in the developed FX subsector as that currency sold-off amid some weaker than expected economic data releases and dovish comments from the Governor of the Reserve Bank of Australia.  A short position on the Chilean peso proved profitable in the EM subsector as that currency weakened on trade angst and weaker copper prices.

The Fund showed a profit in June with gains coming from stock index and interest rate positions, while foreign exchange and commodity holdings produced some partially offsetting losses during the month. Stock index positions produced the largest Fund profits.  Global stock indices bounced back sharply from May’s steep sell-off.  Long positioning across most global indexes benefited from signs that major central banks stand ready to provide new stimulus to slowing global economies.  Fed Chairman Powell at the June FOMC meeting strongly hinted that rate cuts are coming and ECB President Draghi stated that “in the absence of improvement” in inflation data, “additional stimulus will be required.” Interest rate positions from both long-dated and short-dated instruments provided additional gains during the month.  Long positioning in Australia, the United States, Japan, and Europe all benefited from the possibility of renewed central bank easing.  Early in the month, the Reserve Bank of Australia became one of the first G10 central banks to actually cut interest rates amid sluggish economic growth and a decline in real estate prices in the country, and then strongly hinted that additional cuts might be warranted. In the foreign exchange sector, losses were generated in the developed market currencies.  A short position on the Norwegian krone (versus the US dollar) led sector losses.  The Norges Bank bucked the dovish central bank trend and actually hiked interest rates during the month.  The hike marked the third increase over the past nine months amid a surge in oil investments, low unemployment, and inflation running above the central bank’s target. Commodity trading provided some small losses for the Fund in June.  Industrial metals were the worst performing sub-sector.  A short holding on nickel suffered on the back of US dollar weakness and mounting optimism over a Trump-Xi trade meeting on the sidelines of the G-20 summit near month-end. Some partially offsetting gains were seen in long energy holdings.  A long position on gasoline profited after a massive fire shut-down one of the East Coast’s largest refineries, crimping supply and sending gas prices sharply higher.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2019 and December 31, 2018 and the trading gains/losses by market category for the six months ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.62%	(3.81)%
Currencies	0.72%	(2.04)%
Interest Rates	0.81%	11.73%
Stock Indices	0.84%	5.52%
Aggregate/Total	1.42%	11.40%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 8.51% year to date return, approximately 11.40% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (4.36)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2019, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2019.

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

Item 4.  Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief operating officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of June 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2019 and 2018, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2019 and 2018, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Six Months Ended June 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2019 and 2018, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 on April 27, 2010.

(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011.

(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017.

(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of June 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2019 and 2018, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2019 and 2018, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Six Months Ended June 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 14, 2019	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer