Form 10-Q
period 2019-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2019-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

(410) 413-2600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

The Registrant has no voting stock. As of September 30, 2019, there were 77,861.368 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (Unaudited)

FIXED INCOME SECURITIES
Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$7,525,581	4.00%
	Credit Cards	779,568	0.42%
	Equipment Loans	566,116	0.30%
	Utility Rate Reduction Bonds	718,451	0.38%
	Total Asset Backed Securities (cost $9,539,258)	9,589,716	5.10%

	Bank Deposits
	United States
	Financials	2,055,254	1.09%
	Total Bank Deposits (cost $2,055,008)	2,055,254	1.09%

	Commercial Paper
	Ireland
	Financials (cost $3,751,784)	3,751,982	1.99%
	Spain
	Financials (cost $3,530,723)	3,530,752	1.88%
	Switzerland
	Financials (cost $2,211,497)	2,211,567	1.18%
	United Kingdom
	Financials (cost $489,014)	489,039	0.26%
	United States
	Communications	2,803,814	1.49%
	Consumer Discretionary	11,203,952	5.96%
	Consumer Staples	8,115,604	4.31%
	Financials	10,673,851	5.67%
	Industrials	948,329	0.50%
	Utilities	19,104,875	10.16%
	Total United States (cost $52,852,477)	52,850,425	28.09%
	Total Commercial Paper (cost $62,835,495)	62,833,765	33.40%

	Corporate Bonds
	Australia
	Financials (cost $961,487)	964,486	0.51%
	Canada
	Financials	2,866,161	1.52%
	Industrials	916,087	0.49%
	Total Canada (cost $3,773,801)	3,782,248	2.01%
	Germany
	Consumer Discretionary (cost $2,892,142)	2,896,077	1.54%
	Japan
	Financials (cost $1,729,656)	1,731,079	0.92%
	United Kingdom
	Energy	250,281	0.14%
	Financials	1,881,172	1.00%
	Total United Kingdom (cost $2,129,602)	2,131,453	1.14%
	United States
	Communications	1,433,136	0.76%
	Consumer Discretionary	4,598,044	2.44%
	Consumer Staples	4,211,418	2.24%
	Energy	2,786,402	1.48%
	Financials	14,484,725	7.70%
	Industrials	2,929,572	1.56%
	Materials	483,861	0.26%
	Technology	2,568,539	1.36%
	Utilities	1,329,176	0.71%
	Total United States (cost $34,738,398)	34,824,873	18.51%
	Total Corporate Bonds (cost $46,225,086)	46,330,216	24.63%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (Unaudited)

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$8,280,000	U.S. Treasury Bills * Due 10/08/2019	8,277,174	4.40%
$4,435,000	U.S. Treasury Bills * Due 10/17/2019	4,431,493	2.35%
$7,675,000	U.S. Treasury Bills * Due 11/14/2019	7,658,138	4.07%
$6,215,000	U.S. Treasury Bills * Due 12/19/2019	6,191,392	3.29%
$6,875,000	U.S. Treasury Bills * Due 01/02/2020	6,843,005	3.64%
$1,850,000	U.S. Treasury Bills * Due 01/16/2020	1,840,175	0.98%
	Total Government and Agency Obligations (cost $35,234,407)	35,241,377	18.73%
	Total Fixed Income Securities ** (cost $155,889,254)	$156,050,328	82.95%

	SHORT TERM INVESTMENTS
	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,112)	$2,112	0.00%
	Total Short Term Investments (cost $2,112)	$2,112	0.00%

	LONG FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$328,264	0.17%
	Energy	(124,540)	(0.07)%
	Metals	(307,367)	(0.16)%
	Stock indices	929,392	0.49%
	Short-term interest rates	(814,601)	(0.43)%
	Long-term interest rates	244,203	0.13%
	Net unrealized gain (loss) on long futures contracts	255,351	0.13%

	SHORT FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	(658,533)	(0.35)%
	Energy	745,418	0.40%
	Metals	423,361	0.23%
	Stock indices	(111,949)	(0.06)%
	Short-term interest rates	(107,253)	(0.06)%
	Long-term interest rates	(466,398)	(0.25)%
	Net unrealized gain (loss) on short futures contracts	(175,354)	(0.09)%
	Net unrealized gain (loss) on open futures contracts	$79,997	0.04%

	FORWARD CURRENCY CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Various long forward currency contracts	$(3,726,222)	(1.98)%
	Various short forward currency contracts	5,272,460	2.80%
	Net unrealized gain (loss) on open forward currency contracts	$1,546,238	0.82%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $26,786,711 deposited with the futures brokers and $8,454,666 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Equity in futures brokers trading accounts
Cash	$15,835,781	$14,784,105
Fixed income securities (cost $26,782,550 and $22,933,994, respectively)	26,786,711	22,932,456
Net unrealized gain (loss) on open futures contracts	79,997	3,422,063
Total equity in futures brokers trading accounts	42,702,489	41,138,624

Cash and cash equivalents	6,985,230	8,959,535
Restricted cash at interbank market makers	11,835,922	4,424,114
Short term investments (cost $2,112 and $2,208, respectively)	2,112	2,208
Fixed income securities (cost $129,106,704 and $133,420,453, respectively)	129,263,617	133,198,658
Net unrealized gain (loss) on open forward currency contracts	1,546,238	4,676,402
Interest receivable	302,324	426,967
Total assets	$192,637,932	$192,826,508

LIABILITIES
Accounts payable	$204,470	$218,277
Brokerage fee payable	1,121,799	1,123,003
Accrued commissions and other trading fees on open contracts	60,946	35,861
Offering costs payable	64,074	57,600
Redemptions payable	3,054,167	4,145,725
Total liabilities	4,505,456	5,580,466
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at September 30, 2019 and December 31, 2018	0	0
Limited Partners - 77,861.368 and 89,103.635 redeemable units outstanding at September 30, 2019 and December 31, 2018	188,132,476	187,246,042
Total partners’ capital (Net Asset Value)	188,132,476	187,246,042
Total liabilities and partners’ capital (Net Asset Value)	$192,637,932	$192,826,508

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$16,955,842	$(6,187,583)	$38,453,492	$(15,799,244)
Change in unrealized	(5,678,297)	4,577,996	(3,342,066)	2,290,127
Brokerage commissions	(255,366)	(218,559)	(814,815)	(650,692)
Net gain (loss) from futures trading	11,022,179	(1,828,146)	34,296,611	(14,159,809)

Forward currency trading gains (losses)
Realized	(301,828)	9,222,552	2,165,363	5,841,619
Change in unrealized	3,034,226	(8,126,623)	(3,130,164)	(4,069,958)
Brokerage commissions	(27,151)	(18,166)	(104,341)	(52,000)
Net gain (loss) from forward currency trading	2,705,247	1,077,763	(1,069,142)	1,719,661
Total net trading gain (loss)	13,727,426	(750,383)	33,227,469	(12,440,148)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,100,127	1,183,481	3,408,722	3,467,498
Realized gain (loss) on fixed income securities	7,956	354	10,100	(23,745)
Change in unrealized gain (loss) on fixed income securities	14,438	102,129	384,407	12,463
Total investment income	1,122,521	1,285,964	3,803,229	3,456,216

Expenses
Brokerage fee	3,419,317	3,811,671	9,903,830	12,545,982
Operating expenses	211,580	200,777	592,987	567,196
Total expenses	3,630,897	4,012,448	10,496,817	13,113,178
Net investment income (loss)	(2,508,376)	(2,726,484)	(6,693,588)	(9,656,962)
NET INCOME (LOSS)	$11,219,050	$(3,476,867)	$26,533,881	$(22,097,110)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$140.31	$(34.75)	$318.29	$(208.48)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$135.93	$(35.90)	$314.81	$(209.55)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	79,960.188	100,050.235	83,364.848	105,993.435

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$26,533,881	$(22,097,110)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	6,087,823	1,767,368
(Increase) decrease in interest receivable	124,643	189,772
Increase (decrease) in accounts payable and accrued expenses	10,074	(401,961)
Purchases of investments	(1,471,874,920)	(2,168,191,210)
Sales/maturities of investments	1,472,340,209	2,237,034,106
Net cash from (for) operating activities	33,221,710	48,300,965

Cash flows from (for) financing activities
Redemption of units	(26,096,557)	(41,660,404)
Offering costs paid	(635,974)	(637,336)
Net cash from (for) financing activities	(26,732,531)	(42,297,740)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,489,179	6,003,225

Cash, cash equivalents and restricted cash at beginning of period	28,167,754	25,795,630
Cash, cash equivalents and restricted cash at end of period	$34,656,933	$31,798,855

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$15,835,781	$14,784,105
Restricted cash in futures brokers trading accounts	0	0
Cash and cash equivalents	6,985,230	8,959,535
Restricted cash at interbank market makers	11,835,922	4,424,114
Total cash, cash equivalents and restricted cash at end of period	$34,656,933	$28,167,754

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount

Nine Months Ended September 30, 2019

Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss) for the three months ended March 31, 2019		0		6,210,990		6,210,990
Redemptions	0.000	0	(5,132.100)	(10,837,698)	(5,132.100)	(10,837,698)
Offering costs		0		(222,791)		(222,791)
Balances at March 31, 2019	0.000	$0	83,971.535	$182,396,543	83,971.535	$182,396,543

Net income (loss) for the three months ended June 30, 2019		0		9,103,841		9,103,841
Redemptions	0.000	0	(3,239.772)	(7,190,366)	(3,239.772)	(7,190,366)
Offering costs		0		(215,876)		(215,876)
Balances at June 30, 2019	0.000	$0	80,731.763	$184,094,142	80,731.763	$184,094,142

Net income (loss) for the three months ended September 30, 2019		0		11,219,050		11,219,050
Redemptions	0.000	0	(2,870.395)	(6,976,935)	(2,870.395)	(6,976,935)
Offering costs		0		(203,781)		(203,781)
Balances at September 30, 2019	0.000	$0	77,861.368	$188,132,476	77,861.368	$188,132,476

Nine Months Ended September 30, 2018

Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss) for the three months ended March 31, 2018		0		(11,967,450)		(11,967,450)
Redemptions	0.000	0	(6,038.577)	(14,071,811)	(6,038.577)	(14,071,811)
Offering costs		0		(212,402)		(212,402)
Balances at March 31, 2018	0.000	$0	107,737.147	$244,652,441	107,737.147	$244,652,441

Net income (loss) for the three months ended June 30, 2018		0		(6,652,793)		(6,652,793)
Redemptions	0.000	0	(5,656.671)	(12,452,579)	(5,656.671)	(12,452,579)
Offering costs		0		(215,221)		(215,221)
Balances at June 30, 2018	0.000	$0	102,080.476	$225,331,848	102,080.476	$225,331,848

Net income (loss) for the three months ended September 30, 2018		0		(3,476,867)		(3,476,867)
Redemptions	0.000	0	(6,803.069)	(14,750,667)	(6,803.069)	(14,750,667)
Offering costs		0		(210,844)		(210,844)
Balances at September 30, 2018	0.000	$0	95,277.407	$206,893,470	95,277.407	$206,893,470

Net Asset Value per General and Limited Partner Unit
September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,416.25	$2,280.32	$2,172.12	$2,101.44

September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,171.49	$2,207.39	$2,270.83	$2,381.04

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,280.32	$2,207.39	$2,101.44	$2,381.04

Income (loss) from operations:
Total net trading gains (losses) (1)	169.85	(6.54)	402.81	(112.42)
Net investment income (loss) (1)	(31.37)	(27.25)	(80.29)	(91.11)
Total net income (loss) from operations	138.48	(33.79)	322.52	(203.53)
Offering costs (1)	(2.55)	(2.11)	(7.71)	(6.02)
Net asset value per unit at end of period	$2,416.25	$2,171.49	$2,416.25	$2,171.49
Total Return (4)	5.96%	(1.63)%	14.98%	(8.80)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.61%	7.42%	7.55%	7.37%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.61%	7.42%	7.55%	7.37%
Net investment income (loss) (2),(3)	(5.26)%	(5.04)%	(4.82)%	(5.43)%

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
SEPTEMBER 30, 2019 (Unaudited)

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2019 and December 31, 2018, and for the periods ended September 30, 2019 and 2018, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Fair Value at September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,112	$0	$0	$2,112
Fixed income securities	0	156,050,328	0	156,050,328

Other Financial Instruments
Exchange-traded futures contracts	79,997	0	0	79,997
Forward currency contracts	0	1,546,238	0	1,546,238
Total	$82,109	$157,596,566	$0	$157,678,675

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,208	$0	$0	$2,208
Fixed income securities	0	156,131,114	0	156,131,114

Other Financial Instruments
Exchange-traded futures contracts	3,422,063	0	0	3,422,063
Forward currency contracts	0	4,676,402	0	4,676,402
Total	$3,424,271	$160,807,516	$0	$164,231,787

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
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

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2019 and December 31, 2018, the Fund has the potential remaining reimbursement amount of approximately $34.9 million and $35.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2019 and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $64,074 and $57,600, respectively. At September 30, 2019 and December 31, 2018, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $64,074 and $57,600, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”), formerly The Royal Bank of Scotland, and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of September 30, 2019. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2019 and 2018.

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

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2019 and December 31, 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2019 Fair Value	Liability Derivatives at September 30, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$536,092	$(866,361)	$(330,269)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	745,468	(124,590)	620,878
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,043,674	(1,927,680)	115,994
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,227,041	(409,598)	817,443
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	526,321	(1,448,175)	(921,854)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	913,088	(1,135,283)	(222,195)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	7,913,410	(6,367,172)	1,546,238
Totals		$13,905,094	$(12,278,859)	$1,626,235

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,930,551	$(34,165)	$1,896,386
Energy Contracts	Net unrealized gain (loss) on open futures contracts	577,340	(902,016)	(324,676)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,645,961	(1,905,242)	740,719
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	727,473	(731,682)	(4,209)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,094,862	(16,160)	1,078,702
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,313,742	(1,278,601)	35,141
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,839,236	(8,162,834)	4,676,402
Totals		$21,129,165	$(13,030,700)	$8,098,465

*	Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2019	Trading Gains/(Losses) for the Three Months Ended September 30, 2018
Agriculture Contracts	$2,124,808	$129,363
Energy Contracts	(1,818,401)	(642,339)
Metal Contracts	401,967	(520,290)
Stock Indices Contracts	2,940,903	1,688,238
Short-Term Interest Rate Contracts	(95,220)	1,376,582
Long-Term Interest Rate Contracts	7,782,216	(3,638,051)
Forward Currency Contracts	2,182,638	1,095,929
Total	$13,518,911	$(510,568)

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018
Agriculture Contracts	$(268,701)	$(3,998,190)
Energy Contracts	(3,919,817)	5,783,262
Metal Contracts	(2,319,442)	(5,570,398)
Stock Indices Contracts	12,832,307	(11,912,923)
Short-Term Interest Rate Contracts	8,730,474	4,277,366
Long-Term Interest Rate Contracts	19,966,020	(2,065,494)
Forward Currency Contracts	(1,555,953)	1,771,661
Total	$33,464,888	$(11,714,716)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2019	Trading Gains/(Losses) for the Three Months Ended September 30, 2018
Futures trading gains (losses):
Realized**	$17,014,570	$(6,184,493)
Change in unrealized	(5,678,297)	4,577,996
Forward currency trading gains (losses):
Realized**	(851,588)	9,222,552
Change in unrealized	3,034,226	(8,126,623)
Total	$13,518,911	$(510,568)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018
Futures trading gains (losses):
Realized**	$38,362,907	$(15,776,504)
Change in unrealized	(3,342,066)	2,290,127
Forward currency trading gains (losses):
Realized**	1,574,211	5,841,619
Change in unrealized	(3,130,164)	(4,069,958)
Total	$33,464,888	$(11,714,716)

**
Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers and gains and losses on spot trades in connection with forward currency trading at the interbank market makers.

For the three months ended September 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 25,100 and 19,300, respectively, and the monthly average of notional value of forward currency contracts was $1,597,300,000 and $1,019,000,000, respectively.

For the nine months ended September 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 25,800 and 20,300, respectively, and the monthly average of notional value of forward currency contracts was $1,862,700,000 and $1,039,300,000, respectively.

Open contracts generally mature within three months; as of September 30, 2019, the latest maturity date for open futures contracts is December 2020 and the latest maturity date for open forward currency contracts is December 2019. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2019 and December 31, 2018 was $35,241,377 and $30,663,072, respectively, which equals approximately 19% and 16% of Net Asset Value, respectively. The cash deposited with the interbank market makers at September 30, 2019 and December 31, 2018 was $18,328,181 and $11,033,052, respectively, which equals approximately 10% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market makers at September 30, 2019 and December 31, 2018 was restricted cash for margin requirements of $11,835,922 and $4,424,114, respectively, which equals approximately 6% and 2% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,994,054	$(2,956,525)	$37,529
Futures contracts	Goldman Sachs	2,997,630	(2,955,162)	42,468
Total futures contracts		5,991,684	(5,911,687)	79,997
Forward currency contracts	UBS AG	3,956,705	(3,183,586)	773,119
Forward currency contracts	NatWest Markets PLC	3,956,705	(3,183,586)	773,119
Total forward currency contracts		7,913,410	(6,367,172)	1,546,238
Total derivatives		$13,905,094	$(12,278,859)	$1,626,235

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$37,529	$0	$0	$37,529
Goldman Sachs	42,468	0	0	42,468
UBS AG	773,119	0	0	773,119
NatWest Markets PLC	773,119	0	0	773,119
Total	$1,626,235	$0	$0	$1,626,235

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,956,525	$(2,956,525)	$0
Futures contracts	Goldman Sachs	2,955,162	(2,955,162)	0
Total futures contracts		5,911,687	(5,911,687)	0
Forward currency contracts	UBS AG	3,183,586	(3,183,586)	0
Forward currency contracts	NatWest Markets PLC	3,183,586	(3,183,586)	0
Total forward currency contracts		6,367,172	(6,367,172)	0
Total derivatives		$12,278,859	$(12,278,859)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,153,364	$(2,429,240)	$1,724,124
Futures contracts	Goldman Sachs	4,136,565	(2,438,626)	1,697,939
Total futures contracts		8,289,929	(4,867,866)	3,422,063
Forward currency contracts	UBS AG	6,419,618	(4,081,417)	2,338,201
Forward currency contracts	NatWest Markets PLC	6,419,618	(4,081,417)	2,338,201
Total forward currency contracts		12,839,236	(8,162,834)	4,676,402
Total derivatives		$21,129,165	$(13,030,700)	$8,098,465

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$1,724,124	$0	$0	$1,724,124
Goldman Sachs	1,697,939	0	0	1,697,939
UBS AG	2,338,201	0	0	2,338,201
NatWest Markets PLC	2,338,201	0	0	2,338,201
Total	$8,098,465	$0	$0	$8,098,465

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS SEPTEMBER 30, 2019 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,429,240	$(2,429,240)	$0
Futures contracts	Goldman Sachs	2,438,626	(2,438,626)	0
Total futures contracts		4,867,866	(4,867,866)	0
Forward currency contracts	UBS AG	4,081,417	(4,081,417)	0
Forward currency contracts	NatWest Markets PLC	4,081,417	(4,081,417)	0
Total forward currency contracts		8,162,834	(8,162,834)	0
Total derivatives		$13,030,700	$(13,030,700)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2019 and December 31, 2018, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2019 and 2018, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2019 and December 31, 2018, the results of operations and financial highlights for the three months and nine months ended September 30, 2019 and 2018, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2019 and 2018.

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

Results of Operations

The returns for the nine months ended September 30, 2019 and 2018 were 14.98% and (8.80)%, respectively. During the nine months ended September 30, 2019 and 2018, the Fund accrued brokerage fees in the amount of $9,903,830 and $12,545,982, respectively, and paid brokerage fees in the amount of $9,905,034 and $12,923,829, respectively. No performance fees were accrued or paid during these periods.

2019 (For the Nine Months Ended September 30)

Of the 14.98% year to date return, approximately 19.44% was due to trading gains (before commissions) and approximately 2.05% due to investment income, offset by approximately (6.51)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 19.44% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.36)%
Currencies	(0.72)%
Interest Rates	16.37%
Stock Indices	7.15%
19.44%

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

The Fund showed a profit in February with gains coming from commodity and stock index positions, while interest rate holdings produced some partially offsetting losses.  Foreign Exchange (FX) had little P&L impact on the Fund during the month.  Commodity trading generated profits for the Fund in February.  Short positioning across the grain subsector produced some of the best sector gains.  Wheat extended a sell-off to a ten-month low following a year-over-year improvement in winter crop conditions.  A long position on palladium led gains in the precious metals subsector.  Palladium rose to a record high amid tight supplies and steadily rising demand for the rare metal.  Some partially offsetting losses came from the industrial metal subsector.  Short positioning on copper and nickel suffered as prices rose, driven by signs of progress on US / Chinese trade talks and amid tight supplies.  Stock index positions produced additional gains.  Long positioning on European, US, and Asia-Pacific indices produced the best profits within the sector.  European stock indices benefitted from signs of progress for a successful Brexit (the UK divorce from the European Union) with the Euro Stoxx 50 and the French CAC 40 producing some of the greatest sector returns.  Asia-Pacific stocks rallied amid signs that a US / Chinese trade deal was also making positive progress.  President Trump delayed a March 1st tariff increase on China as he cited “significant progress” on the trade talks.  Some of the biggest gains within the region came from Australia and Hong Kong.  Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom (UK) gilt (10-year note) contributed the largest losses to the sector.  Signs of positive progress on Brexit and hawkish comments from the UK central bank head Mark Carney conspired to send gilt prices down sharply from near-term highs.  In the foreign exchange sector, gains in developed market currencies were almost equally offset by losses in the emerging market currencies, leading to negligible P&L for currencies overall.  Long US dollar positioning was profitable against developed market currencies but losses in the emerging markets, especially from the Brazilian real and the South African rand, mostly negated any FX sector gains.

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

The Fund showed a profit in April, with gains coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting losses during the month. Stock index positions produced the best Fund gains.  Long positioning on European and Asia-Pacific indexes generated the largest profits within the sector.  Global stock indexes generally produced strong gains during April.  Those gains were driven by dovish statements from several major central banks, signs of improving economic growth from China, some better-than-expected economic releases from the United States, and amid mostly robust Q1 corporate earnings reports. Commodity trading also generated profits for the Fund in April.  Short positioning across the grain subsector produced some of the best sector gains driven by a stronger US dollar and ample global supply expectations.  Soybeans traded to a 6-month low while wheat fell to a 6-week low during the month.  Long positioning on the energy subsector also added to gains.  The subsector benefited from a combination of broad demand for global risk assets and increasing concerns over an undersupplied market.  Some partially offsetting losses came from the industrial metals subsector.  Long positioning in zinc and copper led losses as the complex suffered its biggest monthly decline on a year-to-date basis.  Base metals faced headwinds from a stronger US dollar and climbing inventory stockpiles. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom gilt (10-year note) and short sterling (90-day bill) contributed the largest losses to the sector.  A 6-month Brexit extension sent UK fixed income prices lower as traders liquidated safe-haven positions as the threat of a “hard” UK separation from the European Union (EU) diminished. In the foreign exchange sector, losses were generated in the emerging market (EM) currencies.  The trading strategy failed to successfully navigate some choppy price action in the South African rand (against the US dollar) which contributed more than half of the monthly losses within the EM FX sector.

The Fund showed a loss in May, with losses coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting gains during the month. Stock index positions produced the largest Fund losses.  Global stock indexes generally saw steep sell-offs during the month and long positioning on global indexes generated losses within the sector, particularly across Europe and in the United States.  Those losses were driven by a sharp escalation of trade tension between the US and both China and Mexico, signs that global growth is decelerating, and as the inverted US Treasury yield curve signaled a higher-than-normal recession risk. Commodity trading also generated losses for the Fund in May.  Short positioning across the grain subsector produced the worst sector losses as heavy rains across the Midwest prevented a considerable amount of crop planting in the US.  Weekly USDA crop progress reports painted a bullish outlook for prices, especially for corn, which rose sharply to a near three-year high.  Long holdings on the energy subsector also added to losses.  The energy complex suffered amid weakening demand and as US inventory levels rose to a 22-month high. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting gains during the month.  Long positioning on 10-year notes from Australia and the United Kingdom were two of the best performing holdings.  Australia’s central bank indicated that interest rate cuts were likely in the coming months sending their notes sharply higher (interest rates fell).  In the UK, the Brexit impasse became more uncertain as Prime Minister May stepped down and the future leadership of Britain became less clear.  Flight to safety flows benefitted the UK gilt. In the foreign exchange sector, gains were generated in the developed market and emerging market currencies.  A short position on the Australian dollar drove gains in the developed FX subsector as that currency sold-off amid some weaker than expected economic data releases and dovish comments from the Governor of the Reserve Bank of Australia.  A short position on the Chilean peso proved profitable in the EM subsector as that currency weakened on trade angst and weaker copper prices.

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

The Fund showed a profit in July with interest rate positions from long-dated instruments providing the best gains during the month. Long positioning, especially in Europe and Australia, benefited from mounting global growth concerns, escalating fears over a “hard” UK Brexit from the EU, and ongoing uncertainty over the US/Chinese trade war. This confluence of headwinds worked to keep major global central banks in accommodation mode which has been supportive of most global bond markets (higher prices and lower interest rates). Most notably, the US FOMC cut interest rates on the last day of the month and the European Central Bank has given clear indications that it expects to provide new stimulus in September. In the foreign exchange sector, gains were generated in the developed market currencies. Short positions on the euro, Swedish krona, British pound, and Norwegian krone (all long against the US dollar) provided some of the best profits. US economic data has proven to be more resilient than many other regions of the globe to the benefit of the dollar. Concerns over a “hard” Brexit in the UK increased after hardliner Boris Johnson was elected as Prime Minister. The pound was the worst performing G10 currency (against the US dollar) during the month. Stock index positions produced additional Fund profits. Long positions in the United Kingdom and Australia were two of the most profitable positions in the sector during July. Stocks in both export-heavy countries rallied strongly as falling currency values in their respective countries fueled gains in companies linked to export activity. Commodity trading also provided some gains for the Fund in July. Short positioning on the grains and softs sub-sectors benefitted from the stronger US dollar and some improving growing conditions. Long positioning on gold and silver profited from flight-to-safety flows amid heightened global uncertainty. Some partially offsetting losses were experienced in the industrial metals sub-sector as choppy price action during the month proved challenging.

The Fund showed a profit in August, with interest rate positions from long-dated and short-dated instruments provided the best gains during August. Long positioning, especially in Europe, Australia, Japan, and the US benefited from an escalation of trade tensions between the US and China which heightened global growth concerns. Global bond yields sank sharply as safe-haven demand drove bond prices higher. In addition to the above-mentioned growth concerns, markets had plenty to fret about including a growing likelihood of a no-date (aka “hard”) UK Brexit from the EU, civil unrest in Hong Kong, and an inverted US yield curve which could be signaling a looming US recession. Commodity trading also provided some gains for the Fund during the month. Short holdings on grains and softs were two of the best performing sub-sectors. Corn futures sank in value after US government reports sparked concerns about oversupply. Cotton prices fell amid the widening trade war which dampened demand expectations.  Some partially offsetting losses were experienced in the energy sub-sector as choppy price action proved challenging for our trading systems to profitably navigate. Stock index positions contributed losses to the portfolio during August.  Long positions in the UK and Australia were two of the biggest losing positions within the sector.  Global stocks mostly dropped during the month amid the expanding trade war and generally weaker than expected economic data outside the US.  A short position on the Hong Kong Hang Seng index provided some partially offsetting gains as civil unrest and threats of Chinese intervention unnerved investors which helped our bearish position. In the foreign exchange sector, losses from the emerging markets (EM) overwhelmed gains from the developed markets.  Long positioning on EM currencies, such as the Brazilian real and South African rand, suffered after a landslide result from the Argentinian primary election.  A possible return to left-wing populism sparked a sharp sell-off in the Argentine peso and the fear quickly spilled over into other EM currencies.

The Fund showed a loss in September, with losses coming from interest rate and commodity positions, while stock index holdings produced some partially offsetting gains for the portfolio.  Foreign exchange holdings had little impact on the portfolio during the month. Interest rate positions from both short-dated and long-dated instruments provided losses during September.  Long positioning, especially in Australia and Europe, contributed the largest losses to the sector as progress on the US-Chinese trade talks overshadowed the US political situation.  European fixed income markets took an additional leg lower after the ECB’s hawkish rate cut and commentary which emphasized fiscal policy over additional monetary stimulus. Partially offsetting those losses were gains from short positions on the US 10 year and 30 year Treasury bonds. Commodity trading produced additional losses for the portfolio during the month.  Short positioning in some energy markets suffered after the petroleum complex initially spiked higher following the September 14th rebel attacks on a Saudi Arabian oil field and processing facility.  In the softs, a short sugar holding incurred losses as the commodity was boosted by signs of tightening supplies.  Additional losses were produced from our short grain holdings.  The grain markets rose as potential purchases of US agricultural goods by China were said to be in focus in discussions between the countries’ trade representatives.  Foreign exchange positions had little net P&L impact to the portfolio during September. Gains in our emerging market positions were overwhelmed by a short position on the Australian dollar.  The Aussie currency moved higher on back of the improvements in US-Chinese trade talks and the Australian central bank pausing their monetary policy easing measures. Long global stock positioning provided the portfolio with some partially offsetting gains.  Stock indexes closed higher in September but ebbed and flowed throughout the month as the markets focused on better US-Chinese trade headlines, improving US macro data, geopolitical concerns, and expectations for more central bank policy support.  The best monthly stock index gains were found in Europe.

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

The Fund showed a decline in May from all four asset classes traded – Interest Rates, FX, Commodities, and Stock Indices. Interest rate positions generated some of the largest losses for the Fund during May.  Long positioning on the Italian 10-year note suffered amid a sharp sell-off due to political turmoil in the country which sparked speculation that Italy might leave the European Union.  That same turmoil sent US interest rate markets higher due to safe-haven buying which hurt the Fund as it was positioned short across the entire US interest rate curve in anticipation of further FOMC rate hikes later this year. Foreign exchange positioning, in both developed and emerging FX markets, also generated losses during the month.  A long position on the British pound (versus short US dollar) declined in value as the ongoing BREXIT impasse, weaker UK economic data, and fading Bank of England rate-hike expectations all conspired to push the currency lower.  A long position on the Turkish lira added to sector losses as economic and political woes in that country sent the EM currency to record lows against the dollar. Commodity holdings produced additional losses as well.  A short sugar position suffered as the soft commodity advanced as Brazilian supply concerns boosted prices amid a trucker strike in the country.  Other sub-sector losses were experienced in the grains, meats, and precious metals.  The energy sub-sector, however, provided some partially offsetting gains.  Long positioning across the crude complex benefitted as prices generally stayed in the uptrend that began almost one year ago. Long positioning on a variety of global stock indices produced some good profits for the Fund early in the month as most world indices experienced gains.  Unfortunately, later in May, the political concerns that flared in Italy and renewed trade tensions between the US and China triggered a sharp reversal in prices, especially in Europe and Asia, which resulted in losses for some of the holdings.  A long position on the Italian stock index was one of the worst performing markets for the sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2019 and December 31, 2018 and the trading gains/losses by market category for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	September 30, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.36%	(3.36	) %
Currencies	0.56%	(0.72)%
Interest Rates	0.87%	16.37%
Stock Indices	0.70%	7.15%
Aggregate/Total	1.15%	19.44%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 14.98% year to date return, approximately 19.44% was due to trading gains (before commissions) and approximately 2.05% due to investment income, offset by approximately (6.51)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2019, by market sector.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2019.

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

U.S. Treasury Bill Positions for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills with maturities no longer than nine months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Effective January 1, 2019, NAV Consulting, Inc. (“NAVC”) became the transfer agent for the Fund. There were no material changes to the internal control over financial reporting due to this change. There were no other changes in the managing partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2019 and 2018, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2019 and 2018, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2019 and 2018, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 14, 2019	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer