Form 10-K
period 2019-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2020-03-27
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The Registrant has no voting stock. As of February 29, 2020, there were 73,293.252 Units of General and Limited Partnership Interest issued and outstanding.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2019 is as follows: 24% to interest rates, 35% to foreign exchange, 19% to commodities, and 22% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Cash Manager and Custodian

PNC serves as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Fund. PNC is registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Market disruptions during the past decade have led to increased governmental as well as self-regulatory scrutiny of the private funds and financial services industry in general. U.S. regulatory agencies are continuing to implement rulemaking as a result of the passage of Dodd-Frank in 2010. Further legislation proposing additional regulation of the industry is considered periodically by the U.S. Congress, as well as the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of Unitholders.

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

Holding Period of Investment Positions

Campbell & Company typically does not know the maximum – or, often, even the expected (as opposed to optimal) – duration of any particular position at the time of initiation (except in the case of certain options or derivatives positions, which have pre-established expiration dates). The length of time for which a position is maintained varies significantly, based on Campbell & Company’s subjective judgement of the appropriate point at which to liquidate a position so as to augment gains of reduce losses. There can be no assurance that the Fund will be able to maintain any particular position, or group of related positions, for the duration required to realize the expected gains, or avoid losses, from such positions.

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

Certain markets in which the Fund effects transaction may be in over-the-counter or “interdealer” markets, and also include unregulated private markets. Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the “exchange based” markets.  This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Fund’s transactions with a single or small group of counterparties.  Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty.  However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy.  The ability of Campbell & Company and the Fund to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Fund.

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

Foreign Exchange / Cross Rates Trading

The Fund may trade currencies through foreign exchange (“Forex” or “FX”)  trading, which is the off-exchange trading of the exchange rate between two retail currency pairs. This may include cross rates trading, which is off-exchange trading of the exchange rate between two currency pairs other than the U.S. Dollar. The risk of loss in Forex trading can be substantial. Investors should be aware that Forex transactions are not traded on an exchange, and those funds deposited with the counterparty for Forex transactions may not receive the same protections as funds used to margin or guarantee exchange-traded futures contracts.

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

Other Risks

Terrorist Attacks, Acts of War, Natural Disasters or an Epidemic or Pandemic May Affect the Markets for the Fund’s Investment

The effects of terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may materially and adversely impact the value and performance of the Fund, the Fund’s ability to source, manage and divest investments at the most recent valuations and the Fund’s ability to achieve its investment objectives. For example, there has been a global outbreak of a coronavirus disease (“COVID-19”), which the World Health Organization has declared a “Public Health Emergency of International Concern.” The extent of the impact to the financial performance of the Fund will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the operations of the Fund may be significantly impacted, or even temporarily or permanently halted, as a result of the required office closures, government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including COVID-19’s potential adverse impact on the health of the Fund’s personnel. If the financial performance of the Fund is impacted because of these things for an extended period, the Fund’s investment results may be materially adversely affected.

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

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2019, there were 3,294 Limited Partners in the Registrant and 74,725.829 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Total Assets	$168,456	$192,827	$278,543	$397,752	$553,875
Total Partners’ Capital	163,854	187,246	270,904	376,646	545,463
Total Net Trading Gain (Loss) (includes brokerage commissions)	18,505	(16,517)	17,080	(41,304)	(503)
Net Income (Loss)	9,534	(28,728)	(2,310)	(72,322)	(44,367)
Net Income (Loss) Per General and Limited Partner Unit *	116.71	(279.51)	(17.18)	(397.20)	(208.71)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	91.29	(279.60)	(7.79)	(410.88)	(222.65)
Weighted Average Number of Units Outstanding	81,688.549	102,781.101	134,438.733	182,079.450	212,574.520

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	1st Qtr. 2019	2nd Qtr. 2019	3rd Qtr. 2019	4th Qtr. 2019
Total Net Trading Gain (Loss) (includes brokerage commissions)	$8,255	$11,245	$13,727	$(14,722)
Net Income (Loss)	6,211	9,104	11,219	(17,000)
Net Income (Loss) per General and Limited Partner Unit *	71.05	110.05	140.31	(221.76)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	70.68	108.20	135.93	(223.52)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,172.12	2,280.32	2,416.25	2,192.73
Weighted Average Number of Units Per Period	87,412.626	82,721.729	79,960.188	76,695.652

	1st Qtr. 2018	2nd Qtr. 2018	3rd Qtr. 2018	4th Qtr. 2018
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(8,047)	$(3,643)	$(750)	$(4,077)
Net Income (Loss)	(11,967)	(6,653)	(3,477)	(6,631)
Net Income (Loss) per General and Limited Partner Unit *	(106.95)	(62.75)	(34.75)	(71.19)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(110.21)	(63.44)	(35.90)	(70.05)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,270.83	2,207.39	2,171.49	2,101.44
Weighted Average Number of Units Per Period	111,902.347	106,027.722	100,050.235	93,144.098

*	Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gains (losses) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (i.e., forward contracts which are traded in the interbank market).

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

Results of Operations

The returns for the years ended December 31, 2019, 2018, and 2017 were 4.34%, (11.74)%, and (0.33)%, respectively. During the years ended December 31, 2019, 2018 and 2017, the Fund accrued brokerage fees in the amounts of $12,942,770, $15,949,056, and $22,077,027, respectively, and paid brokerage fees in the amounts of $13,093,641, $16,448,864, and $22,771,857, respectively. No performance fees were accrued or paid during the years ended December 31, 2019, 2018 and 2017.

2019 (For the Year Ended December 31)

Of the 4.34% year to date return, approximately 10.42% was due to trading gains (before commissions) and approximately 2.60% due to investment income, offset by approximately (8.68)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 10.42% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(8.27)%
Currencies	(3.68)%
Interest Rates	12.74%
Stock Indices	9.63%
10.42%

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

The Fund showed a profit in July with interest rate positions from long-dated instruments providing the best gains during the month. Long positioning, especially in Europe and Australia, benefited from mounting global growth concerns, escalating fears over a “hard” UK Brexit from the EU, and ongoing uncertainty over the US/Chinese trade war. This confluence of headwinds worked to keep major global central banks in accommodation mode which has been supportive of most global bond markets (higher prices and lower interest rates). Most notably, the US FOMC cut interest rates on the last day of the month and the European Central Bank has given clear indications that it expects to provide new stimulus in September. In the foreign exchange sector, gains were generated in the developed market currencies. Short positions on the euro, Swedish krona, British pound, and Norwegian krone (all long against the US dollar) provided some of the best profits. US economic data has proven to be more resilient than many other regions of the globe to the benefit of the dollar. Concerns over a “hard” Brexit in the UK increased after hardliner Boris Johnson was elected as Prime Minister. The pound was the worst performing G10 currency (against the US dollar) during the month. Stock index positions produced additional Fund profits. Long positions in the United Kingdom and Australia were two of the most profitable positions in the sector during July. Stocks in both export-heavy countries rallied strongly as falling currency values in their respective countries fueled gains in companies linked to export activity. Commodity trading also provided some gains for the Fund in July. Short positioning on the grains and softs sub-sectors benefitted from the stronger US dollar and some improving growing conditions. Long positioning on gold and silver profited from flight-to-safety flows amid heightened global uncertainty. Some partially offsetting losses were experience in the industrial metals sub-sector as choppy price action during the month proved challenging.

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

Losses in October were from foreign exchange, interest rate, commodity, and stock index positions as the Fund’s foreign exchange holdings contributed the largest declines during the month. Losses were dominated by short positions in the developed market currencies (versus long the USD), specifically in the British pound, and Australian and New Zealand dollars. The US dollar was broadly weaker during the month amid a US interest rate cut and as risk-on flows were fueled by improving sentiment around both US-China trade relations and the Brexit outlook.  The British pound rallied throughout the month on back of Brexit-related enthusiasm.  The Australian and New Zealand dollars benefited from the generally positive progress on US-China trade negotiations. Interest rate positions from both short-dated and long-dated instruments contributed additional losses.  Long positioning in Japan, Australia, and Europe all suffered amid improving risk sentiment driven by signs that the US and China were making concrete advancements with “Phase One” of the trade deal.  Progress towards an orderly United Kingdom exit from the European Union also helped drive investors out of fixed income and into riskier assets which hurt the Fund’s rate positioning. Commodity trading also produced losses for the Fund during October.  The energy sub-sector was the main detractor as a short position on natural gas suffered amid cooler than expected temperatures in the US, which sent prices sharply higher.  In addition, choppy price action within the petroleum complex proved challenging for our trading systems to profitably navigate.  Some partially offsetting gains were achieved in the precious metals, meats, and grains sub-sectors. Global stock index trading was also a drag on the Fund during the month.  Short-term strategies experienced losses in the United Kingdom’s FTSE 100 index as they were whipsawed by a sharp sell-off early in October, followed by a recovery later in the month.  Some partially offsetting gains were seen from long positioning on US and Japanese stock indices which rose driven by the risk-on tailwinds and better than expected earnings reports seen during the month.  Losses in the UK overwhelmed any gains experienced in other regions of the world.

The Fund had a gain in November led by stock index, foreign exchange, and interest rate positions while commodity holdings created some partially offsetting losses for the portfolio. Global stock index trading produced some of the best gains for the Fund during the month.  Long positioning across most global stock indexes proved profitable as equities generally moved higher. Investors were driven to deploy sidelined cash amid positive US-China “phase one” trade deal expectations, traction from the global monetary policy pivot, Fed and ECB balance sheet expansion, and some signs of global growth stabilization. In the foreign exchange sector, gains were generated in the developed market and emerging market currencies.  A short position on the Australian dollar drove gains in the developed FX subsector as that currency sold-off amid weaker than expected employment data and expectations for easier monetary policy in the foreseeable future.  A short position on the Chilean peso proved profitable in the emerging market subsector.  What started as a “national strike” in Chile’s capital city quickly developed into rioting and significant social unrest across the country, causing a sharp sell-off in their local currency.  Interest rate positions contributed to profits with gains in long-dated bonds overwhelming losses in short-dated notes.  The UK parliament voted in favor of a December general election which calmed Brexit jitters and prompted UK 10-year bonds to sell off, creating profits for our short positioning.  Partially offsetting losses came from long US 2-year Treasury note holdings which slumped on the back of improving trade talks.  Commodity holdings contributed the largest declines to the Fund during the month.  Losses were dominated by the energy and industrial metal sub-sectors.  Choppy price action within the petroleum complex proved challenging for our trading systems to profitably navigate.  The industrial metal sub-sector detracted as long nickel and zinc positions suffered losses.  Nickel trended lower throughout the month as concerns over tight supply eased, while zinc fell on increasingly bearish fundamentals.

The Fund generated losses in December with its interest rate, foreign exchange, and commodity positions, while stock index holdings created some partially offsetting gains for the Fund. The interest rate sector generated some of the largest monthly losses.  Long positioning on both long-dated and short-dated instruments suffered as prices fell (yields rose) as safe-haven assets were sold due to a resurgent risk-on environment driven by positive progress on a US-China trade agreement.  A long position on the Australian 10-year note generated the largest losses within the sector as that instrument sold-off throughout the month. Foreign exchange trading was also a major detractor to the Fund during December.  Short positions on the Norwegian krone and Australian dollar (both versus long US dollar) suffered amid an improvement in risk-on sentiment.  A cooling of trade tensions between the US and China helped to fuel monthly gains for both of these so-called “commodity currencies” which hurt the Fund’s short positioning.  Some partially offsetting gains were found in the emerging FX sub-sector.  A long position on the Brazilian real (versus short US dollar) benefitted from the same risk-on dynamic. Commodity holdings contributed small additional losses during the month.  Short positioning on the grain markets, most notably a short on soybeans, were hurt by progress on a new US-Chinese trade accord where China agreed to purchase large quantities of US crops which sent prices higher.  Mostly offsetting gains were generated by the energy sub-sector.  Long positioning on Brent and crude produced some of the best profits as those products benefitted from lower inventory levels, some rising geopolitical risks, and a weaker US dollar. Global stock index trading produced the only gains for the Fund during December.  Long positioning across most global stock indexes proved profitable as equities generally moved higher during the month.  Diminished trade tensions, supportive central bank policies, and dampened risk related to Brexit all provided a tailwind for stocks to close out the decade.

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

In November, losses came from foreign exchange, fixed income, and stock index positions, while commodity holdings produced some partially offsetting gains for the Fund. Foreign exchange positioning, in both developed and emerging markets, generated the largest losses in November. Long positioning on the US dollar against most of our traded currencies proved to be a headwind for the Fund. After having one of its best months in two years in October, the US dollar saw choppy trading throughout the month of November. A potential shift in US FOMC interest rate policy, trade war headlines, and a softening US inflation outlook helped prevent the dollar from a continuation of its broader move higher. Interest rate positions from short US 2-year notes and short US 90-day Eurodollars led to sector losses.  Short-dated fixed income markets rallied in the US (yields fell) as several dovish speeches by US FOMC members, including Chairman Powell, indicated that the Fed might be closer to pausing US interest rate hikes than the market previously expected. Stock index positions also detracted during the month.  The Fund held a mix of long and short positioning across the traded universe of global indexes.  Most global indexes experienced a choppy month as traders weighed a mix of news related to trade wars, US Fed policy, global economic growth, and BREXIT.  Some small gains were found in North America, but more than offsetting losses were realized in Europe and Asia. Commodity holdings produced some partially offsetting gains for the Fund during November, with the energy sub-sector realizing the best results.  Long positioning on natural gas proved profitable as colder than expected temperatures in the US set-off a rally that led to a massive short-squeeze, sending prices higher by almost 40% during the month.  A short on gasoline was also profitable as the petroleum complex continued its recent sell-off.  Some partially offsetting losses were seen in a short soybean position as hopes for a truce in the US-Chinese trade war sent prices higher.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2019, 2018 and 2017 and the trading gains/losses by market category for the years then ended.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.27)%
Currencies	0.60%	(3.68)%
Interest Rates	0.61%	12.74%
Stock Indices	0.71%	9.63%
Aggregate/Total	1.19%	10.42%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 4.34% year to date return, approximately 10.42% was due to trading gains (before commissions) and approximately 2.60% due to investment income, offset by approximately (8.68)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2019, by market sector.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2019.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 45 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Fund’s internal control over financial reporting was effective.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and, since November 2012, has served as the Chief Executive Officer of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Mr. Andrews is a member of the Board of Directors of various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited, and Campbell Advantage Offshore Limited, each an an international business company incorporated in the Cayman Islands; The Campbell Offshore Fund Limited SPC (formerly known as The Campbell Global Assets Fund Limited SPC), a segregated portfolio company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Offshore Fund Limited, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Master Fund LP, an exempted limited partnership registered in the Cayman Islands; and Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member.  Since August 2017, Mr. Andrews has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP.  Since November 2014, Mr. Andrews has also served as an officer of Campbell & Company, LLC. Since August 2018 Mr. Andrews has served on the firm’s Executive Committee.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee. Mr. Andrews served as Co-Director of Research from November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President, Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. Mr. Andrews has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively and registered as an NFA Associate Member and an Associated Person of Campbell & Company effective April 10, 2013 and April 11, 2013, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Since August 2018 Mr. Campbell has served on the firm’s Executive Committee.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator since June 30, 1982 and a NFA Associate Member since July 1, 1984.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously referenced commodity pool operator registration, Mr. Campbell became listed as a Principal effective March 10, 1975 and became registered as an Associated Person and a Swap Associated Person on February 28, 2013 and March 1, 2013, respectively.

Dr. Kevin Cole, born in 1972, joined Campbell & Company in October 2003 and has served as Chief Investment Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017. Since December 2019, Dr. Cole has served as both a director and an officer of Campbell & Company, LLC, the general partner of Campbell & Company. Since August 2018, Mr. Cole has served on the firm’s Executive Committee.  In February 2017, Dr. Cole was appointed to serve Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, as an executive officer. Since he joined the firm Dr. Cole has had a significant role in the ongoing research and development of Campbell & Company’s trading systems. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017, Director, Investment Strategies from October 2013 to December 2015, Research Manager from October 2006 to September 2013 and Senior Researcher from October 2003 to September 2006.  He was appointed to the firm’s Investment Committee in January 2016.  As Chief Research Officer, Dr. Cole is responsible for the management of the research and investment process at the firm.  Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley.  Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 and, since December 2018, has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, Mr. Lloyd is currently involved in all aspects of legal affairs, compliance and regulatory oversight. Since joining the firm, Mr. Lloyd has also served as an officer of Campbell & Company and its affiliates in multiple capacities, including: Co-General Counsel; Chief Compliance Officer; President; Vice President; Secretary; and Assistant Treasurer.  Since joining the firm, Mr. Lloyd has also served as an officer and/or a member of the Board of Directors of entities affiliated with Campbell & Company, including: Campbell & Company Investment Adviser LLC; Campbell Financial Services, LLC, a wholly-owned subsidiary of Campbell & Company, an SEC-registered broker-dealer, and a FINRA member; Campbell & Company, LLC, the general partner of Campbell & Company; Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, both exempted limited partnerships registered in the Cayman Islands; and Campbell Core Offshore Limited, Campbell Advantage Offshore Limited, and the Campbell Managed Futures Offshore Fund – CAD, each an international business companies incorporated in the Cayman Islands.  From July 1999 to September 2005, Mr. Lloyd was employed by DBSI, a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd initially became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010.

Gabriel Morris, CFA, Chief Operating Officer, born in 1977, joined Campbell & Company in October 2006 and since July 2019 has served as Chief Operating Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC- registered investment adviser.  In this capacity, Mr. Morris is responsible for overseeing middle office, back office, human resources and corporate finance functions.  Since joining the firm, Mr. Morris has also served as an officer and/or a member of the Board of Directors of entities affiliated with Campbell & Company, including: Campbell & Company Investment Adviser LLC; Campbell Financial Services, LLC, a wholly-owned subsidiary of Campbell & Company, an SEC-registered broker-dealer, and a FINRA member; Campbell & Company, LLC, the general partner of Campbell & Company; Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, both exempted limited partnerships registered in the Cayman Islands; and Campbell Core Offshore Limited, Campbell Advantage Offshore Limited, and the Campbell Managed Futures Offshore Fund – CAD, each an  international business company incorporated in the Cayman Islands.  Mr. Morris has also served as Managing Director, Operations & Finance from August 2018 to June 2019, Director of Market Data from March 2017 to July 2018, and Director of Investment Operations from September 2013 to March 2017.  Mr. Morris also held the positions of Director of Performance Reporting, Performance Reporting Analyst, Assistant Manager of Fund Administration and Fund Administration Associate.  Prior to his employment at Campbell & Company, Mr. Morris was employed by Johns Hopkins University from October 2003 to October 2006.  Mr. Morris holds a M.S. in Technology Management from Columbia University and a B.S. in Business & Management from Johns Hopkins University. Mr. Morris is a CFA charterholder and holds Series 3, 7 and 27 licenses.

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

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Operating Officer, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2019, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2019, Campbell & Company owned 0.000 Units of General Partnership Interest having a value of $0. Units of General Partnership will only be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

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

The principal accountant for the years ended December 31, 2019 and 2018 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2019 and 2018 were $120,750 and $120,750, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	See Financial Statements beginning on Page 45 hereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2019 and 2018, (ii) Statements of Financial Condition as of December 31, 2019 and 2018, (iii) Statements of Operations For the Years Ended December 31, 2019, 2018 and 2017, (iv) Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2019, 2018 and 2017, (vi) Financial Highlights For the Years Ended December 31, 2019, 2018 and 2017, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2019 and 2018, (ii) Statements of Financial Condition as of December 31, 2019 and 2018, (iii) Statements of Operations For the Years Ended December 31, 2019, 2018 and 2017, (iv) Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2019, 2018 and 2017, (vi) Financial Highlights For the Years Ended December 31, 2019, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2020.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 27, 2020.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ Gabriel A. Morris	Chief Operating Officer
Gabriel A. Morris

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2019

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Campbell Strategic Allocation Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2019 and 2018, the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 27, 2020

We have served as the Fund’s auditor since 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,083,815	4.93%
	Credit Cards	1,495,173	0.91%
	Equipment Loans	563,774	0.35%
	Utility Rate Reduction Bond	366,602	0.22%
	Total Asset Backed Securities (cost $10,469,597)	10,509,364	6.41%

	Bank Deposits
	Singapore
	Financials	1,145,043	0.70%
	Total Bank Deposits (cost $1,145,035)	1,145,043	0.70%

	Commercial Paper
	Australia
	Financials (cost $1,392,419)	1,392,117	0.85%
	Canada
	Financials (cost $599,779)	599,772	0.37%
	Spain
	Financials (cost $806,584)	806,563	0.49%
	Sweden
	Financials (cost $1,679,537)	1,679,728	1.02%
	Switzerland
	Financials (cost $2,223,438)	2,223,543	1.36%
	United States
	Communications	1,547,565	0.94%
	Consumer Discretionary	9,757,433	5.95%
	Consumer Staples	1,099,493	0.67%
	Financials	16,563,388	10.11%
	Industrials	1,098,672	0.67%
	Utilities	16,262,810	9.93%
	Total United States (cost $46,329,947)	46,329,361	28.27%
	Total Commercial Paper (cost $53,031,704)	53,031,084	32.36%

	Corporate Bonds
	Australia
	Financials (cost $364,988)	366,759	0.23%
	Canada
	Financials	2,864,957	1.75%
	Industrials	915,229	0.56%
	Total Canada (cost $3,774,685)	3,780,186	2.31%
	Germany
	Consumer Discretionary (cost $2,893,453)	2,904,359	1.77%
	Japan
	Financials (cost $980,000)	980,181	0.60%
	United Kingdom
	Energy	250,061	0.15%
	Financials	1,886,738	1.15%
	Total United Kingdom (cost $2,129,873)	2,136,799	1.30%
	United States
	Communications	1,434,626	0.87%
	Consumer Discretionary	7,073,288	4.32%
	Consumer Staples	2,124,263	1.30%
	Energy	3,177,393	1.94%
	Financials	12,781,953	7.80%
	Industrials	2,931,869	1.79%
	Materials	481,657	0.29%
	Technology	2,568,233	1.57%
	Utilities	1,327,017	0.81%
	Total United States (cost $33,819,239)	33,900,299	20.69%
	Total Corporate Bonds (cost $43,962,238)	44,068,583	26.90%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$6,875,000	U.S. Treasury Bills * Due 01/02/2020	6,875,000	4.20%
$1,850,000	U.S. Treasury Bills * Due 01/16/2020	1,848,998	1.13%
$17,805,000	U.S. Treasury Bills * Due 02/13/2020	17,774,205	10.85%
$12,250,000	U.S. Treasury Bills * Due 03/12/2020	12,214,330	7.45%
	Total Government And Agency Obligations (cost $38,708,611)	38,712,533	23.63%
	Total Fixed Income Securities ** (cost $147,317,185)	$147,466,607	90.00%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,076)	$3,076	0.00%
Total Short Term Investments (cost $3,076)	$3,076	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$61,364	0.04%
Energy	529,188	0.32%
Metals	1,141,530	0.70%
Stock indices	128,401	0.08%
Short-term interest rates	(409,618)	(0.25)%
Long-term interest rates	(2,644,733)	(1.62)%
Net unrealized gain (loss) on long futures contracts	(1,193,868)	(0.73)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(1,529,207)	(0.93)%
Energy	311,400	0.19%
Metals	(2,366,834)	(1.44)%
Stock indices	42,062	0.03%
Short-term interest rates	(207)	0.00%
Long-term interest rates	567,801	0.35%
Net unrealized gain (loss) on short futures contracts	(2,974,985)	(1.80)%
Net unrealized gain (loss) on open futures contracts	$(4,168,853)	(2.53)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$11,794,066	7.20%
Various short forward currency contracts	(13,216,424)	(8.07)%
Net unrealized gain (loss) on open forward currency contracts	$(1,422,358)	(0.87)%

*	Pledged as collateral for the trading of futures and forward positions.

**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $28,785,653 deposited with the futures brokers and $9,926,880 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2019 AND DECEMBER 31, 2018

	2019	2018
ASSETS
Equity in futures brokers trading accounts
Cash	$8,760,955	$14,784,105
Restricted cash	2,311,537	0
Fixed income securities (cost $28,782,516 and $22,933,994, respectively)	28,785,653	22,932,456
Net unrealized gain (loss) on open futures contracts	(4,168,853)	3,422,063
Total equity in futures brokers trading accounts	35,689,292	41,138,624

Cash and cash equivalents	5,834,745	8,959,535
Restricted cash at interbank market makers	7,963,188	4,424,114
Short term investments (cost $3,076 and $2,208, respectively)	3,076	2,208
Fixed income securities (cost $118,534,669 and $133,420,453, respectively)	118,680,954	133,198,658
Net unrealized gain on open forward currency contracts	0	4,676,402
Interest receivable	284,924	426,967
Total assets	$168,456,179	$192,826,508

LIABILITIES
Accounts payable	$245,160	$218,277
Brokerage fee payable	972,132	1,123,003
Net unrealized loss on open forward currency contracts	1,422,358	0
Accrued commissions and other trading fees on open contracts	67,189	35,861
Offering costs payable	70,313	57,600
Redemptions payable	1,825,504	4,145,725
Total liabilities	4,602,656	5,580,466
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at December 31, 2019 and December 31, 2018	0	0
Limited Partners - 74,725.829 and 89,103.635 redeemable units outstanding at December 31, 2019 and December 31, 2018	163,853,523	187,246,042
Total partners’ capital (Net Asset Value)	163,853,523	187,246,042
Total liabilities and partners’ capital (Net Asset Value)	$168,456,179	$192,826,508

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

TRADING GAINS (LOSSES)	2019	2018	2017
Futures trading gains (losses)
Realized	$33,311,621	$(21,604,752)	$33,183,394
Change in unrealized	(7,590,916)	(915,180)	2,439,804
Brokerage commissions	(1,101,809)	(913,701)	(1,401,773)
Net gain (loss) from futures trading	24,618,896	(23,433,633)	34,221,425

Forward currency trading gains (losses)
Realized	114,116	3,862,591	(15,599,266)
Change in unrealized	(6,098,760)	3,124,889	(1,480,153)
Brokerage commissions	(128,820)	(70,555)	(62,079)
Net gain (loss) from forward currency trading	(6,113,464)	6,916,925	(17,141,498)
Total net trading gain (loss)	18,505,432	(16,516,708)	17,079,927

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	4,345,259	4,629,905	3,619,967
Realized gain (loss) on fixed income securities	9,897	(22,922)	22,272
Change in unrealized gain (loss) on fixed income securities	372,755	(140,791)	(71,116)
Total investment income	4,727,911	4,466,192	3,571,123

Expenses
Brokerage fee	12,942,770	15,949,056	22,077,027
Operating expenses	756,861	728,637	883,690
Total expenses	13,699,631	16,677,693	22,960,717
Net investment income (loss)	(8,971,720)	(12,211,501)	(19,389,594)
NET INCOME (LOSS)	$9,533,712	$(28,728,209)	$(2,309,667)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$116.71	$(279.51)	$(17.18)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$91.29	$(279.60)	$(7.79)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	81,688.549	102,781.101	134,438.733

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$9,533,712	$(28,728,209)	$(2,309,667)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	13,316,921	(2,068,918)	(888,535)
(Increase) decrease in interest receivable	142,043	121,306	23,875
Increase (decrease) in accounts payable and accrued expenses	(92,660)	(527,011)	(767,786)
Purchases of investments	(1,916,332,044)	(2,712,465,922)	(3,485,481,332)
Sales/maturities of investments	1,925,368,438	2,802,502,188	3,607,934,569
Net cash from (for) operating activities	31,936,410	58,833,434	118,511,124

Cash flows from (for) financing activities
Redemption of units	(34,403,416)	(55,612,737)	(115,178,379)
Offering costs paid	(830,323)	(848,573)	(953,077)
Net cash from (for) financing activities	(35,233,739)	(56,461,310)	(116,131,456)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,297,329)	2,372,124	2,379,668

Cash, cash equivalents and restricted cash at beginning of year	28,167,754	25,795,630	23,415,962
Cash, cash equivalents and restricted cash at end of year	$24,870,425	$28,167,754	$25,795,630

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2019	2018	2017
Cash, cash equivalents and restricted cash at end of year consists of:
Cash in futures brokers trading accounts	$8,760,955	$14,784,105	$24,706,781
Restricted cash in futures brokers trading accounts	2,311,537	0	409,892
Cash and cash equivalents	5,834,745	8,959,535	678,957
Restricted cash at interbank market makers	7,963,188	4,424,114	0
Total cash, cash equivalents and restricted cash at end of year	$24,870,425	$28,167,754	$25,795,630

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount

Balances at December 31, 2016	234.340	$559,798	157,435.256	$376,086,646	157,669.596	$376,646,444
Net income (loss)		(2,255)		(2,307,412)		(2,309,667)
Redemptions	(234.340)	(556,047)	(43,659.532)	(101,945,767)	(43,893.872)	(102,501,814)
Offering costs		(1,496)		(929,363)		(930,859)
Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104

Net income (loss)		0		(28,728,209)		(28,728,209)
Redemptions	0.000	0	(24,672.089)	(54,089,230)	(24,672.089)	(54,089,230)
Offering costs		0		(840,623)		(840,623)
Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042

Net income (loss)		0		9,533,712		9,533,712
Redemptions	0.000	0	(14,377.806)	(32,083,195)	(14,377.806)	(32,083,195)
Offering costs		0		(843,036)		(843,036)
Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523

Net Asset Value per General and Limited Partner Unit

December 31, 2019	December 31, 2018	December 31, 2017
$2,192.73	$2,101.44	$2,381.04

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements.

	2019	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,101.44	$2,381.04	$2,388.83

Income (loss) from operations:
Total net trading gains (losses) (1)	211.44	(152.61)	143.36
Net investment income (loss) (1)	(109.83)	(118.81)	(144.23)
Total net income (loss) from operations	101.61	(271.42)	(0.87)
Offering costs (1)	(10.32)	(8.18)	(6.92)
Net asset value per unit at end of year	$2,192.73	$2,101.44	$2,381.04
Total Return	4.34%	(11.74)%	(0.33)%
Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	7.54%	7.38%	7.38%
Performance fee	0.00%	0.00%	0.00%
Total expenses	7.54%	7.38%	7.38%
Net investment income (loss) (2)	(4.94)%	(5.40)%	(6.24)%

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
DECEMBER 31, 2019
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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Realized gains or losses on spot trades associated with forward currency contract trading are included in realized gains or losses from forward currency trading. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
DECEMBER 31, 2019
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019 and 2018, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018.

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,076	$0	$0	$3,076
Fixed income securities	0	147,466,607	0	147,466,607

Other Financial Instruments
Exchange-traded futures contracts	(4,168,853)	0	0	(4,168,853)
Forward currency contracts	0	(1,422,358)	0	(1,422,358)
Total	$(4,165,777)	$146,044,249	$0	$141,878,472

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,208	$0	$0	$2,208
Fixed income securities	0	156,131,114	0	156,131,114

Other Financial Instruments
Exchange-traded futures contracts	3,422,063	0	0	3,422,063
Forward currency contracts	0	4,676,402	0	4,676,402
Total	$3,424,271	$160,807,516	$0	$164,231,787

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2016 through 2019 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2019 and December 31, 2018, the Fund has the potential remaining reimbursement amount of approximately $34.7 million and $35.6 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2019 and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $70,313 and $57,600, respectively. At December 31, 2019 and December 31, 2018, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $70,313 and $57,600, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
DECEMBER 31, 2019
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

J. Reclassifications

Certain 2017 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash, cash equivalents, and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

Certain 2018 and 2017 amounts in the Notes to the Financial Statements were reclassified to conform with the 2019 presentation. Specifically, trading gains and losses in Note 8 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

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
DECEMBER 31, 2019
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of December 31, 2019. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2019, 2018 and 2017.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2019 and 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$100,996	$(1,568,839)	$(1,467,843)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	976,245	(135,657)	840,588
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,891,613	(4,116,917)	(1,225,304)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	780,153	(609,690)	170,463
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	168,765	(578,590)	(409,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	768,719	(2,845,651)	(2,076,932)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,443,080	(13,865,438)	(1,422,358)
Totals		$18,129,571	$(23,720,782)	$(5,591,211)

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,930,551	$(34,165)	$1,896,386
Energy Contracts	Net unrealized gain (loss) on open futures contracts	577,340	(902,016)	(324,676)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,645,961	(1,905,242)	740,719
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	727,473	(731,682)	(4,209)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,094,862	(16,160)	1,078,702
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,313,742	(1,278,601)	35,141
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,839,236	(8,162,834)	4,676,402
Totals		$21,129,165	$(13,030,700)	$8,098,465

*	Derivatives not designated as hedging instruments under ASC 815

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2019, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017
Agriculture Contracts	$(3,816,801)	$(5,771,645)	$(11,531,115)
Energy Contracts	(6,919,005)	6,250,244	(6,159,544)
Metal Contracts	(4,200,670)	(6,296,571)	32,529
Stock Indices Contracts	17,402,999	(21,363,601)	67,443,300
Short-Term Interest Rate Contracts	5,846,103	4,514,708	(2,171,497)
Long-Term Interest Rate Contracts	17,408,079	146,933	(11,990,475)
Forward Currency Contracts	(5,984,644)	6,987,480	(17,079,419)
Total	$19,736,061	$(15,532,452)	$18,543,779

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017
Futures trading gains (losses):
Realized**	$33,311,621	$(21,604,752)	$33,183,394
Change in unrealized	(7,590,916)	(915,180)	2,439,804
Forward currency trading gains (losses):
Realized**	114,116	3,862,591	(15,599,266)
Change in unrealized	(6,098,760)	3,124,889	(1,480,153)
Total	$19,736,061	$(15,532,452)	$18,543,779

**
For the years ended December 31, 2019, 2018 and 2017, the amounts above include gains and losses on foreign currency cash balances at the futures brokers of $121,748, $(26,568) and $58,196, respectively, and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $743,183, $0 and $0, respectively.

For the years ended December 31, 2019, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 25,800, 21,400, and 29,700, respectively, and the monthly average of notional value of forward currency contracts was $1,768,100,000, $1,062,700,000, and $1,238,000,000, respectively.

Open contracts generally mature within three months; as of December 31, 2019, the latest maturity date for open futures contracts is March 2021 and the latest maturity date for open forward currency contracts is March 2020. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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
DECEMBER 31, 2019
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2019 and December 31, 2018 was $38,712,533 and $30,663,072, respectively, which equals approximately 24% and 16% of Net Asset Value, respectively. The cash deposited with the interbank market makers at December 31, 2019 and December 31, 2018 was $13,104,927 and $11,033,052, respectively, which equals approximately 8% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at December 31, 2019 and December 31, 2018 was restricted cash for margin requirements of $10,274,725 and $4,424,114, respectively, which equals approximately 6% and 2% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,834,912	$(2,834,912)	$0
Futures contracts	Goldman Sachs	2,851,579	(2,851,579)	0
Total futures contracts		5,686,491	(5,686,491)	0
Forward currency contracts	UBS AG	6,221,540	(6,221,540)	0
Forward currency contracts	NatWest Markets PLC	6,221,540	(6,221,540)	0
Total forward currency contracts		12,443,080	(12,443,080)	0
Total derivatives		$18,129,571	$(18,129,571)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,929,967	$(2,834,912)	$2,095,055
Futures contracts	Goldman Sachs	4,925,377	(2,851,579)	2,073,798
Total futures contracts		9,855,344	(5,686,491)	4,168,853
Forward currency contracts	UBS AG	6,932,719	(6,221,540)	711,179
Forward currency contracts	NatWest Markets PLC	6,932,719	(6,221,540)	711,179
Total forward currency contracts		13,865,438	(12,443,080)	1,422,358
Total derivatives		$23,720,782	$(18,129,571)	$5,591,211

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$2,095,055	$0		$(2,095,055)	$0
Goldman Sachs	2,073,798	0		(2,073,798)	0
UBS AG	711,179	(711,179)	*	0	0
NatWest Markets PLC	711,179	0		(711,179)	0
Total	$5,591,211		$(711,179)	$(4,880,032)	$0

*	Represents a portion of the $9,926,880 fair value in U.S. Treasury Bills held at the interbank market makers.

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,153,364	$(2,429,240)	$1,724,124
Futures contracts	Goldman Sachs	4,136,565	(2,438,626)	1,697,939
Total futures contracts		8,289,929	(4,867,866)	3,422,063
Forward currency contracts	UBS AG	6,419,618	(4,081,417)	2,338,201
Forward currency contracts	NatWest Markets PLC	6,419,618	(4,081,417)	2,338,201
Total forward currency contracts		12,839,236	(8,162,834)	4,676,402
Total derivatives		$21,129,165	$(13,030,700)	$8,098,465

Table of Contents	CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
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
DECEMBER 31, 2019
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

Note 11. SUBSEQUENT EVENTS

The impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Fund’s investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Fund’s ability to trade and investment results may be materially affected.

Effective January 1, 2020, NAV Consulting, Inc. replaced Northern Trust Hedge Fund Services LLC as the Fund’s Administrator.

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no other subsequent events to disclose or record.