Form 10-Q
period 2020-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2020-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

The Registrant has no voting stock. As of March 31, 2020, there were 72,661.938 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$9,239,561	5.55%
	Equipment Loans	317,601	0.19%
	Utility Rate Reduction Bonds	366,251	0.22%
	Total Asset Backed Securities (cost $9,893,237)	9,923,413	5.96%

	Bank Deposits
	United States
	Financials	1,344,643	0.81%
	Total Bank Deposits (cost $1,341,126)	1,344,643	0.81%

	Commercial Paper
	Australia
	Financials (cost $1,398,910)	1,399,038	0.84%
	Netherlands
	Energy (cost $1,191,015)	1,195,292	0.72%
	Spain
	Financials (cost $604,109)	604,182	0.36%
	Switzerland
	Financials (cost $1,785,030)	1,787,021	1.07%
	United Kingdom
	Financials (cost $1,065,039)	1,065,440	0.64%
	United States
	Communications	498,405	0.30%
	Consumer Discretionary	9,368,780	5.63%
	Consumer Staples	4,484,902	2.69%
	Financials	14,513,972	8.72%
	Industrials	4,897,974	2.94%
	Materials	4,504,310	2.70%
	Technology	899,205	0.54%
	Utilities	13,020,516	7.82%
	Total United States (cost $52,199,985)	52,188,064	31.34%
	Total Commercial Paper (cost $58,244,088)	58,239,037	34.97%

	Corporate Bonds
	Australia
	Financials (cost $2,274,995)	2,171,176	1.30%
	Canada
	Financials (cost $3,240,000)	3,186,172	1.91%
	Germany
	Consumer Discretionary (cost $2,144,389)	2,071,931	1.25%
	Switzerland
	Financials (cost $700,000)	655,707	0.39%
	United Kingdom
	Financials (cost $2,985,065)	2,853,311	1.71%
	United States
	Communications	1,408,120	0.85%
	Consumer Discretionary	5,696,496	3.42%
	Consumer Staples	1,969,597	1.18%
	Energy	1,380,624	0.83%
	Financials	9,967,441	5.98%
	Industrials	3,188,398	1.91%
	Materials	476,560	0.29%
	Technology	2,541,985	1.53%
	Utilities	1,290,829	0.78%
	Total United States (cost $28,409,242)	27,920,050	16.77%
	Total Corporate Bonds (cost $39,753,691)	$38,858,347	23.33%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$1,635,000	U.S. Treasury Bills * Due 04/16/2020	$1,634,949	0.98%
$7,675,000	U.S. Treasury Bills * Due 05/14/2020	7,674,286	4.61%
$8,835,000	U.S. Treasury Bills * Due 06/11/2020	8,833,410	5.30%
	Total Government and Agency Obligations (cost $18,123,005)	18,142,645	10.89%
	Total Fixed Income Securities ** (cost $127,355,147)	$126,508,085	75.96%

SHORT TERM INVESTMENTS
Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $10,245)	$10,245	0.01%
Total Short Term Investments (cost $10,245)	$10,245	0.01%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$28,593	0.02%
Energy	12,621	0.01%
Metals	(5,100,732)	(3.06)%
Stock indices	(122,299)	(0.08)%
Short-term interest rates	24,930	0.01%
Long-term interest rates	168,209	0.10%
Net unrealized gain (loss) on long futures contracts	(4,988,678)	(3.00)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(37,079)	(0.02)%
Energy	413,327	0.25%
Metals	8,560,055	5.14%
Stock indices	(719,335)	(0.43)%
Short-term interest rates	-	0.00%
Long-term interest rates	(392,124)	(0.24)%
Net unrealized gain (loss) on short futures contracts	7,824,844	4.70%
Net unrealized gain (loss) on open futures contracts	$2,836,166	1.70%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(15,268,448)	(9.17)%
Various short forward currency contracts	24,273,680	14.58%
Net unrealized gain (loss) on open forward currency contracts	$9,005,232	5.41%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $18,142,645 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,083,815	4.93%
	Credit Cards	1,495,173	0.91%
	Equipment Loans	563,774	0.35%
	Utility Rate Reduction Bond	366,602	0.22%
	Total Asset Backed Securities (cost $10,469,597)	10,509,364	6.41%

	Bank Deposits
	Singapore
	Financials	1,145,043	0.70%
	Total Bank Deposits (cost $1,145,035)	1,145,043	0.70%

	Commercial Paper
	Australia
	Financials (cost $1,392,419)	1,392,117	0.85%
	Canada
	Financials (cost $599,779)	599,772	0.37%
	Spain
	Financials (cost $806,584)	806,563	0.49%
	Sweden
	Financials (cost $1,679,537)	1,679,728	1.02%
	Switzerland
	Financials (cost $2,223,438)	2,223,543	1.36%
	United States
	Communications	1,547,565	0.94%
	Consumer Discretionary	9,757,433	5.95%
	Consumer Staples	1,099,493	0.67%
	Financials	16,563,388	10.11%
	Industrials	1,098,672	0.67%
	Utilities	16,262,810	9.93%
	Total United States (cost $46,329,947)	46,329,361	28.27%
	Total Commercial Paper (cost $53,031,704)	53,031,084	32.36%

	Corporate Bonds
	Australia
	Financials (cost $364,988)	366,759	0.23%
	Canada
	Financials	2,864,957	1.75%
	Industrials	915,229	0.56%
	Total Canada (cost $3,774,685)	3,780,186	2.31%
	Germany
	Consumer Discretionary (cost $2,893,453)	2,904,359	1.77%
	Japan
	Financials (cost $980,000)	980,181	0.60%
	United Kingdom
	Energy	250,061	0.15%
	Financials	1,886,738	1.15%
	Total United Kingdom (cost $2,129,873)	2,136,799	1.30%
	United States
	Communications	1,434,626	0.87%
	Consumer Discretionary	7,073,288	4.32%
	Consumer Staples	2,124,263	1.30%
	Energy	3,177,393	1.94%
	Financials	12,781,953	7.80%
	Industrials	2,931,869	1.79%
	Materials	481,657	0.29%
	Technology	2,568,233	1.57%
	Utilities	1,327,017	0.81%
	Total United States (cost $33,819,239)	33,900,299	20.69%
	Total Corporate Bonds (cost $43,962,238)	$44,068,583	26.90%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$6,875,000	U.S. Treasury Bills * Due 01/02/2020	$6,875,000	4.20%
$1,850,000	U.S. Treasury Bills * Due 01/16/2020	1,848,998	1.13%
$17,805,000	U.S. Treasury Bills * Due 02/13/2020	17,774,205	10.85%
$12,250,000	U.S. Treasury Bills * Due 03/12/2020	12,214,330	7.45%
	Total Government And Agency Obligations (cost $38,708,611)	38,712,533	23.63%
	Total Fixed Income Securities ** (cost $147,317,185)	$147,466,607	90.00%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,076)	$3,076	0.00%
Total Short Term Investments (cost $3,076)	$3,076	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$61,364	0.04%
Energy	529,188	0.32%
Metals	1,141,530	0.70%
Stock indices	128,401	0.08%
Short-term interest rates	(409,618)	(0.25)%
Long-term interest rates	(2,644,733)	(1.62)%
Net unrealized gain (loss) on long futures contracts	(1,193,868)	(0.73)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(1,529,207)	(0.93)%
Energy	311,400	0.19%
Metals	(2,366,834)	(1.44)%
Stock indices	42,062	0.03%
Short-term interest rates	(207)	0.00%
Long-term interest rates	567,801	0.35%
Net unrealized gain (loss) on short futures contracts	(2,974,985)	(1.80)%
Net unrealized gain (loss) on open futures contracts	$(4,168,853)	(2.53)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$11,794,066	7.20%
Various short forward currency contracts	(13,216,424)	(8.07)%
Net unrealized gain (loss) on open forward currency contracts	$(1,422,358)	(0.87)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $28,785,653 deposited with the futures brokers and $9,926,880 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2020 AND DECEMBER 31, 2019 (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Equity in futures brokers trading accounts
Cash	$3,319,678	$8,760,955
Restricted cash	726,286	2,311,537
Fixed income securities (cost $18,123,005 and $28,782,516, respectively)	18,142,645	28,785,653
Net unrealized gain (loss) on open futures contracts	2,836,166	(4,168,853)
Total equity in futures brokers trading accounts	25,024,775	35,689,292

Cash and cash equivalents	26,682,001	5,834,745
Restricted cash at interbank market makers	0	7,963,188
Short term investments (cost $10,245 and $3,076, respectively)	10,245	3,076
Fixed income securities (cost $109,232,142 and $118,534,669, respectively)	108,365,440	118,680,954
Net unrealized gain on open forward currency contracts	9,005,232	0
Interest receivable	222,703	284,924
Total assets	$169,310,396	$168,456,179

LIABILITIES
Accounts payable	$231,083	$245,160
Brokerage fee payable	985,706	972,132
Net unrealized loss on open forward currency contracts	0	1,422,358
Accrued commissions and other trading fees on open contracts	38,500	67,189
Offering costs payable	62,673	70,313
Redemptions payable	1,447,011	1,825,504
Total liabilities	2,764,973	4,602,656
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at March 31, 2020 and December 31, 2019	0	0
Limited Partners - 72,661.938 and 74,725.829 redeemable units outstanding at March 31, 2020 and December 31, 2019	166,545,423	163,853,523
Total partners’ capital (Net Asset Value)	166,545,423	163,853,523
Total liabilities and partners’ capital (Net Asset Value)	$169,310,396	$168,456,179

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(8,732,159)	$6,238,601
Change in unrealized	7,005,019	4,280,714
Brokerage commissions	(306,106)	(279,583)
Net gain (loss) from futures trading	(2,033,246)	10,239,732

Forward currency trading gains (losses)
Realized	2,723,787	4,419,395
Change in unrealized	10,427,590	(6,366,985)
Brokerage commissions	(25,841)	(37,267)
Net gain (loss) from forward currency trading	13,125,536	(1,984,857)
Total net trading gain (loss)	11,092,290	8,254,875

NET INVESTMENT INCOME (LOSS)
Investment income (loss)
Interest income	754,381	1,145,873
Realized gain (loss) on fixed income securities	10,991	250
Change in unrealized gain (loss) on fixed income securities	(996,484)	257,130
Total investment income (loss)	(231,112)	1,403,253

Expenses
Brokerage fee	3,016,225	3,243,295
Operating expenses	166,094	203,843
Total expenses	3,182,319	3,447,138
Net investment income (loss)	(3,413,431)	(2,043,885)
NET INCOME (LOSS)	$7,678,859	$6,210,990

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$103.72	$71.05

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$99.33	$70.68

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	74,037.033	87,412.626

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$7,678,859	$6,210,990
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(16,436,125)	1,829,141
Increase (decrease) in payable for securities purchased	0	613,540
(Increase) decrease in interest receivable	62,221	82,283
Increase (decrease) in accounts payable and accrued expenses	(29,192)	36,778
Purchases of investments	(415,593,097)	(519,766,470)
Sales/maturities of investments	435,547,966	524,102,351
Net cash from (for) operating activities	11,230,632	13,108,613

Cash flows from (for) financing activities
Redemption of units	(5,158,505)	(10,769,681)
Offering costs paid	(214,587)	(204,957)
Net cash from (for) financing activities	(5,373,092)	(10,974,638)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,857,540	2,133,975

Cash, cash equivalents and restricted cash at beginning of period	24,870,425	28,167,754
Cash, cash equivalents and restricted cash at end of period	$30,727,965	$30,301,729

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2020	December 31, 2019
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$3,319,678	$8,760,955
Restricted cash in futures brokers trading accounts	726,286	2,311,537
Cash and cash equivalents	26,682,001	5,834,745
Restricted cash at interbank market makers	0	7,963,188
Total cash, cash equivalents and restricted cash at end of period	$30,727,965	$24,870,425

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2020

Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss) for the three months ended March 31, 2020		0		7,678,859		7,678,859
Redemptions	0.000	0	(2,063.891)	(4,780,012)	(2,063.891)	(4,780,012)
Offering costs		0		(206,947)		(206,947)
Balances at March 31, 2020	0.000	$0	72,661.938	$166,545,423	72,661.938	$166,545,423

Three Months Ended March 31, 2019

Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss) for the three months ended March 31, 2019		0		6,210,990		6,210,990
Redemptions	0.000	0	(5,132.100)	(10,837,698)	(5,132.100)	(10,837,698)
Offering costs		0		(222,791)		(222,791)
Balances at March 31, 2019	0.000	$0	83,971.535	$182,396,543	83,971.535	$182,396,543

Net Asset Value per General and Limited Partner Unit
March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
$2,292.06	$2,192.73	$2,172.12	$2,101.44

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,192.73	$2,101.44

Income (loss) from operations:
Total net trading gains (losses) (1)	148.23	96.61
Net investment income (loss) (1)	(46.10)	(23.38)
Total net income (loss) from operations	102.13	73.23
Offering costs (1)	(2.80)	(2.55)
Net asset value per unit at end of period	$2,292.06	$2,172.12
Total Return (4)	4.53%	3.36%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.55%	7.52%
Performance fee (4)	0.00%	0.00%
Total expenses	7.55%	7.52%
Net investment income (loss) (2),(3)	(8.10)%	(4.46)%

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2020 and December 31, 2019, and for the periods ended March 31, 2020 and 2019, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value at March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$10,245	$0	$0	$10,245
Fixed income securities	0	126,508,085	0	126,508,085

Other Financial Instruments
Exchange-traded futures contracts	2,836,166	0	0	2,836,166
Forward currency contracts	0	9,005,232	0	9,005,232
Total	$2,846,411	$135,513,317	$0	$138,359,728

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,076	$0	$0	$3,076
Fixed income securities	0	147,466,607	0	147,466,607

Other Financial Instruments
Exchange-traded futures contracts	(4,168,853)	0	0	(4,168,853)
Forward currency contracts	0	(1,422,358)	0	(1,422,358)
Total	$(4,165,777)	$146,044,249	$0	$141,878,472

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
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

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2020 and December 31, 2019, the Fund has the potential remaining reimbursement amount of approximately $34.5 million and $34.7 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company is $62,673 and $70,313, respectively. At March 31, 2020 and December 31, 2019, the Fund reflects a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company of $62,673 and $70,313, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
J.   Reclassification

Certain 2019 amounts in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, trading gains and losses in Note 9 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

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

Note 3.  ADMINISTRATOR AND TRANSFER AGENT

Effective January 1, 2020, NAV Consulting, Inc. became the Administrator of the Fund. The Administrator receives fees at rates agreed upon between the Fund and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services. Prior to January 1, 2020, Northern Trust Hedge Fund Services LLC served as the Administrator of the Fund.

NAV Consulting, Inc. serves as the Transfer Agent of the Fund. The Transfer Agent receives fees at rates agreed upon between the Fund and the Transfer Agent and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”), formerly The Royal Bank of Scotland, and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of March 31, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2020 and 2019.

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

In February 2020, the Fund transferred all futures contracts held with UBS Securities LLC to Goldman, Sachs & Co., and all forward currency contracts held with UBS to NatWest. Goldman, Sachs & Co and NatWest serve as the sole futures broker and interbank market maker, respectively, for the Fund’s ongoing trading.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
The Fund adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2020 and December 31, 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2020 Fair Value	Liability Derivatives at March 31, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$224,809	$(233,295)	$(8,486)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	426,528	(580)	425,948
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,739,973	(5,280,650)	3,459,323
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	52,620	(894,254)	(841,634)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	137,328	(112,398)	24,930
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	446,007	(669,922)	(223,915)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	28,325,494	(19,320,262)	9,005,232
Totals		$38,352,759	$(26,511,361)	$11,841,398

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$100,996	$(1,568,839)	$(1,467,843)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	976,245	(135,657)	840,588
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,891,613	(4,116,917)	(1,225,304)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	780,153	(609,690)	170,463
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	168,765	(578,590)	(409,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	768,719	(2,845,651)	(2,076,932)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,443,080	(13,865,438)	(1,422,358)
Totals		$18,129,571	$(23,720,782)	$(5,591,211)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2020	Trading Gains/(Losses) for the Three Months Ended March 31, 2019
Agriculture Contracts	$1,923,105	$459,265
Energy Contracts	5,226,283	(2,309,824)
Metal Contracts	4,486,773	(999,028)
Stock Indices Contracts	(23,567,212)	4,351,957
Short-Term Interest Rate Contracts	8,009,183	2,427,530
Long-Term Interest Rate Contracts	2,194,728	6,589,415
Forward Currency Contracts	13,151,377	(1,947,590)
Total	$11,424,237	$8,571,725

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2020	Trading Gains/(Losses) for the Three Months Ended March 31, 2019
Futures trading gains (losses):
Realized**	$(8,732,159)	$6,238,601
Change in unrealized	7,005,019	4,280,714
Forward currency trading gains (losses):
Realized**	2,723,787	4,419,395
Change in unrealized	10,427,590	(6,366,985)
Total	$11,424,237	$8,571,725

**
For the three months ended March 31, 2020 and 2019, the amounts above include gains and losses on foreign currency cash balances at the futures brokers of $46,054 and $51,367, respectively, and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $(884,299) and $0, respectively.

For the three months ended March 31, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 31,100 and 27,000, respectively, and the monthly average of notional value of forward currency contracts was $2,292,300,000 and $1,961,100,000, respectively.

Open contracts generally mature within three months; as of March 31, 2020, the latest maturity date for open futures contracts is June 2021 and the latest maturity date for open forward currency contracts is June 2020. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2020 and December 31, 2019 was $18,142,645 and $38,712,533, respectively, which equals approximately 11% and 24% of Net Asset Value, respectively. The cash deposited with the interbank market makers at March 31, 2020 and December 31, 2019 was $26,043,828 and $13,104,927, respectively, which equals approximately 16% and 8% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market makers at March 31, 2020 and December 31, 2019 was restricted cash for margin requirements of $726,286 and $10,274,725, respectively, which equals approximately 0% and 6% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman Sachs	$10,027,265	$(7,191,099)	$2,836,166
Forward currency contracts	NatWest Markets PLC	28,325,494	(19,320,262)	9,005,232
Total derivatives		$38,352,759	$(26,511,361)	$11,841,398

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2020
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs	$2,836,166	$0	$0	$2,836,166
NatWest Markets PLC	9,005,232	0	0	9,005,232
Total	$11,841,398	$0	$0	$11,841,398

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman Sachs	$7,191,099	$(7,191,099)	$0
Forward currency contracts	NatWest Markets PLC	19,320,262	(19,320,262)	0
Total derivatives		$26,511,361	$(26,511,361)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2020
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs	$0	$0	$0	$0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,834,912	$(2,834,912)	$0
Futures contracts	Goldman Sachs	2,851,579	(2,851,579)	0
Total futures contracts		5,686,491	(5,686,491)	0
Forward currency contracts	UBS AG	6,221,540	(6,221,540)	0
Forward currency contracts	NatWest Markets PLC	6,221,540	(6,221,540)	0
Total forward currency contracts		12,443,080	(12,443,080)	0
Total derivatives		$18,129,571	$(18,129,571)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,929,967	$(2,834,912)	$2,095,055
Futures contracts	Goldman Sachs	4,925,377	(2,851,579)	2,073,798
Total futures contracts		9,855,344	(5,686,491)	4,168,853
Forward currency contracts	UBS AG	6,932,719	(6,221,540)	711,179
Forward currency contracts	NatWest Markets PLC	6,932,719	(6,221,540)	711,179
Total forward currency contracts		13,865,438	(12,443,080)	1,422,358
Total derivatives		$23,720,782	$(18,129,571)	$5,591,211

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$2,095,055	$0		$(2,095,055)	$0
Goldman Sachs	2,073,798	0		(2,073,798)	0
UBS AG	711,179	(711,179	)*	0	0
NatWest Markets PLC	711,179	0		(711,179)	0
Total	$5,591,211	$(711,179)		$(4,880,032)	$0

*	Represents a portion of the $9,926,880 fair value in U.S. Treasury Bills held at the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL SATEMENTS MARCH 31, 2020 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2020 and December 31, 2019, the Statements of Operations and Financial Highlights for the three months ended March 31, 2020 and 2019, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2020 and December 31, 2019, the results of operations and financial highlights for the three months ended March 31, 2020 and 2019, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2020 and 2019.

Note 12. SUBSEQUENT EVENTS

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

Results of Operations

The returns for the three months ended March 31, 2020 and 2019 were 4.53% and 3.36%, respectively. During the three months ended March 31, 2020 and 2019, the Fund accrued brokerage fees in the amount of $3,016,225 and $3,243,295, respectively, and paid brokerage fees in the amount of $3,002,651 and $3,271,351, respectively. No performance fees were accrued or paid during these periods.

2020 (For the Three Months Ended March 31)

Of the 4.53% year to date return, approximately 6.88% was due to trading gains (before commissions), offset by approximately (0.14)% due to investment loss and approximately (2.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 6.88% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	6.66%
Currencies	8.05%
Interest Rates	5.92%
Stock Indices	(13.75)%
6.88%

The Fund had a strong start to 2020 with gains coming from interest rate, commodity, and foreign exchange positions, while stock index holdings provided some partially offsetting losses. Long positioning in Australia, Europe, and the United States benefited as prices advanced on a flight to safety bid sparked by the worsening Wuhan coronavirus outbreak. A short position on the Canadian 10-year note created some partially offsetting losses, which were accelerated by downward pressure on yields prompted by a dovish shift by Bank of Canada policymakers. Commodity holdings produced additional profits for the Fund in January, with the energy sub-sector realizing the best results. Short positioning on natural gas proved profitable as milder weather across the US weighed on demand prospects. Additional gains were generated from short industrial metal holdings. The base metal complex traded weaker as the coronavirus epidemic raised investor concerns about its negative impact on the Chinese economy. Downward price pressure was further intensified by a strong dollar as well as technical selling. In the foreign exchange sector, positive returns were generated in the developed market currencies. Short positions on the Norwegian krone and Australian dollar (against long the US dollar) provided some of the best profits. The commodity-linked currencies came under pressure as commodity prices sold-off on concerns that the worsening coronavirus outbreak would pare Chinese demand for raw materials. A long Brazilian real holding produced some partially offsetting losses after risk fell out of favor and investors sold emerging market currencies. Global stock index trading produced losses for the Fund during January. Long positioning across most global stock indexes profited early in the month amid the ratification of the “phase one” US-China trade deal, renewed central bank balance sheet expansion, Brexit clarity, and some better than expected US earnings releases. However, profits were relinquished in the second-half of the month as stocks traded lower following risk-off trading as the coronavirus outbreak intensified.

Gains from interest rate, foreign exchange, and commodity positions led to a profitable February for the Fund, while stock index holdings produced some partially offsetting losses. Long positioning in Australia and the United States continued to benefit as prices advanced on flight to safety buying sparked by the worsening COVID-19 coronavirus epidemic. Investors aggressively sought the safety of fixed income instruments, sending global yields tumbling and expectations for further central bank stimulus soaring. In the foreign exchange sector, positive returns were generated in the developed and emerging market currencies. Short positions on the Australian dollar and Norwegian krone (against long the US dollar) provided some of the best profits for the sector. These commodity-linked currencies came under renewed selling pressure during February. The widening spread of COVID-19 to countries outside of China, such as Japan, South Korea, and Italy, sparked new concerns that global economic growth would slow materially, thus blunting the demand for raw materials. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. Global stock index trading produced losses for the Fund during February with the greatest declines seen in Australia, Japan, and the United States. Long positioning across most global stock indexes generally profited during the first two-thirds of the month. However, late in February global stock indexes experienced steep sell-offs sparked by the coronavirus’s quick spread to countries outside of China where it initially began. World economic growth fears and supply chain disruption concerns spread rapidly, sending most global stock indexes sharply lower.

The Fund had an unprofitable March, with losses coming from stock index and interest rate holdings, while foreign exchange and commodity positions contributed some partially offsetting gains during the month. Global stock index trading produced the largest losses for the Fund, with the greatest declines seen in the United States, Australia, and Canada. Long positioning across most global stock indexes suffered severely as equity indexes experienced very sharp sell-offs during the month. The COVID-19 virus spread quickly throughout Europe and North America prompting draconian containment measures in the form of “stay at home” directives, closures, and shutdowns that sharply curtailed economic activity. Global central banks and governments took unprecedented steps in an effort to soften the financial impact from the virus, but fear over the length and depth of the growth slowdown sent risky assets sharply lower. Interest rate positions from long-dated instruments contributed small additional losses during the month. Short positioning on US 10-year notes and US long bonds suffered amid the flight-to-safety scramble that ensued due to the severe economic upheaval wrought by the COVID-19 virus. Long positioning across global short-dated instruments helped to partially offset losses within the sector. Profits were dominated by short positions on the commodity currencies (versus long the USD), specifically in the Norwegian krone. The US dollar was sharply higher during the month amid the extreme flight-to-quality moves. Adding further downward pressure on oil-linked currencies, the petroleum markets sold off severely when tensions escalated between OPEC and Russia, and Saudi Arabia made the decision to ramp up production. Commodity holdings produced additional profits for the Fund during the month. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. The expanding COVID-19 pandemic is widely expected to negatively impact demand for base metal, petroleum, and beef products. Downward price pressure was further intensified by a strong US dollar as well as technical selling.

2019 (For the Three Months Ended March 31)

Of the 3.36% year to date return, approximately 4.76% was due to trading gains (before commissions) and approximately 0.77% due to investment income, offset by approximately (2.17)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 4.76% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.47)%
Currencies	(1.14)%
Interest Rates	5.01%
Stock Indices	2.38%
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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2020 and December 31, 2019 and the trading gains/losses by market category for the three months ended March 31, 2020 and the year ended December 31, 2019.

	March 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.78%	6.66%
Currencies	0.83%	8.05%
Interest Rates	1.00%	5.92%
Stock Indices	1.54%	(13.75)%
Aggregate/Total	1.34%	6.88%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 4.53% year to date return, approximately 6.88% was due to trading gains (before commissions), offset by approximately (0.14)% due to investment loss and approximately (2.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

**
Of the 4.34% return for the year ended December 31, 2019, approximately 10.42% was due trading gains (before commissions) and approximately 2.60% due to investment income, offset by approximately (8.68)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2020, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2020.

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

Item 4.  Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief operating officer have concluded that these disclosure controls and procedures are effective. Effective January 1, 2020, NAV Consulting, Inc. (“NAVC”) replaced Northern Trust Hedge Fund Services LLC as the Administrator of the Fund. There were no material changes to the internal control over financial reporting due to this change. There were no other changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of March 31, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months Ended March 31, 2020 and 2019, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2020 and 2019, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2020 and 2019, (vi) Financial Highlights For the Three Months Ended March 31, 2020 and 2019, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of March 31, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months Ended March 31, 2020 and 2019, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2020 and 2019, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2020 and 2019, (vi) Financial Highlights For the Three Months Ended March 31, 2020 and 2019, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 15, 2020	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer