Form 10-Q
period 2020-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2020-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

The Registrant has no voting stock. As of June 30, 2020, there were 70,875.539 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,867,570	5.84%
	Credit Cards	553,899	0.36%
	Equipment Loans	462,993	0.31%
	Utility Rate Reduction Bonds	11,678	0.01%
	Total Asset Backed Securities (cost $9,800,811)	9,896,140	6.52%

	Bank Deposits
	United States
	Financials	1,343,499	0.88%
	Total Bank Deposits (cost $1,340,338)	1,343,499	0.88%

	Commercial Paper
	Australia
	Financials (cost $248,869)	249,815	0.16%
	Netherlands
	Energy (cost $679,199)	679,827	0.45%
	Spain
	Financials (cost $1,998,635)	1,999,420	1.32%
	Switzerland
	Financials (cost $2,847,742)	2,857,785	1.88%
	United Kingdom
	Financials (cost $2,093,142)	2,094,755	1.38%
	United States
	Communications	3,552,315	2.34%
	Consumer Staples	2,679,359	1.76%
	Energy	5,159,004	3.40%
	Financials	11,516,172	7.58%
	Industrials	1,499,894	0.99%
	Materials	1,436,567	0.94%
	Utilities	14,289,100	9.41%
	Total United States (cost $40,095,801)	40,132,411	26.42%
	Total Commercial Paper (cost $47,963,388)	48,014,013	31.61%

	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	1,909,693	1.26%
	Canada
	Financials (cost $3,752,085)	3,753,657	2.47%
	Germany
	Consumer Discretionary (cost $2,144,490)	2,139,103	1.41%
	Switzerland
	Financials (cost $1,304,666)	1,319,811	0.87%
	United Kingdom
	Financials (cost $2,982,940)	3,008,536	1.98%
	United States
	Communications	544,310	0.36%
	Consumer Discretionary	6,865,741	4.52%
	Consumer Staples	2,552,552	1.68%
	Energy	11,161,727	7.35%
	Financials	1,477,699	0.97%
	Industrials	3,286,788	2.16%
	Materials	480,450	0.32%
	Technology	3,056,663	2.01%
	Utilities	793,777	0.52%
	Total United States (cost $30,058,757)	30,219,707	19.89%
	Total Corporate Bonds (cost $42,152,938)	$42,350,507	27.88%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$135,000	U.S. Treasury Bills * Due 07/16/2020	$134,993	0.09%
$7,675,000	U.S. Treasury Bills * Due 08/13/2020	7,673,764	5.05%
$8,835,000	U.S. Treasury Bills * Due 09/10/2020	8,832,650	5.82%
	Total Government and Agency Obligations (cost $16,640,971)	16,641,407	10.96%
	Total Fixed Income Securities ** (cost $117,898,446)	$118,245,566	77.85%

SHORT TERM INVESTMENTS

	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $920,312)	$920,312	0.61%
Total Short Term Investments (cost $920,312)	$920,312	0.61%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(31,010)	(0.02)%
Metals	3,537,653	2.33%
Stock indices	79,745	0.05%
Short-term interest rates	222,915	0.15%
Long-term interest rates	1,481,584	0.97%
Net unrealized gain (loss) on long futures contracts	5,290,887	3.48%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(431,515)	(0.28)%
Energy	504,878	0.33%
Metals	(4,475,404)	(2.95)%
Stock indices	(14,989)	(0.01)%
Short-term interest rates	(80,004)	(0.05)%
Long-term interest rates	(18,573)	(0.01)%
Net unrealized gain (loss) on short futures contracts	(4,515,607)	(2.97)%
Net unrealized gain (loss) on open futures contracts	$775,280	0.51%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(4,285,765)	(2.82)%
Various short forward currency contracts	2,388,941	1.57%
Net unrealized gain (loss) on open forward currency contracts	$(1,896,824)	(1.25)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $16,641,407 deposited with the futures broker.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Equity in futures brokers trading accounts
Cash	$10,839,362	$8,760,955
Restricted cash	6,287,866	2,311,537
Fixed income securities (cost $16,640,971 and $28,782,516, respectively)	16,641,407	28,785,653
Net unrealized gain (loss) on open futures contracts	775,280	(4,168,853)
Total equity in futures brokers trading accounts	34,543,915	35,689,292

Cash and cash equivalents	2,643,239	5,834,745
Restricted cash at interbank market makers	16,364,375	7,963,188
Short term investments (cost $920,312 and $3,076, respectively)	920,312	3,076
Fixed income securities (cost $101,257,475 and $118,534,669, respectively)	101,604,159	118,680,954
Interest receivable	221,635	284,924
Total assets	$156,297,635	$168,456,179

LIABILITIES
Accounts payable	$164,646	$245,160
Brokerage fee payable	899,176	972,132
Net unrealized loss on forward currency contracts	1,896,824	1,422,358
Accrued commissions and other trading fees on open contracts	36,319	67,189
Offering costs payable	55,427	70,313
Redemptions payable	1,349,428	1,825,504
Total liabilities	4,401,820	4,602,656
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at June 30, 2020 and December 31, 2019	0	0
Limited Partners - 70,875.539 and 74,725.829 redeemable units outstanding at June 30, 2020 and December 31, 2019	151,895,815	163,853,523
Total partners’ capital (Net Asset Value)	151,895,815	163,853,523
Total liabilities and partners’ capital (Net Asset Value)	$156,297,635	$168,456,179

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$492	$15,259,049	$(8,731,667)	$21,497,650
Change in unrealized	(2,060,886)	(1,944,483)	4,944,133	2,336,231
Brokerage commissions	(233,874)	(279,866)	(539,980)	(559,449)
Net gain (loss) from futures trading	(2,294,268)	13,034,700	(4,327,514)	23,274,432

Forward currency trading gains (losses)
Realized	3,984,032	(1,952,204)	6,707,819	2,467,191
Change in unrealized	(10,902,056)	202,595	(474,466)	(6,164,390)
Brokerage commissions	(22,309)	(39,923)	(48,150)	(77,190)
Net gain (loss) from forward currency trading	(6,940,333)	(1,789,532)	6,185,203	(3,774,389)
Total net trading gain (loss)	(9,234,601)	11,245,168	1,857,689	19,500,043

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	466,758	1,162,722	1,221,139	2,308,595
Realized gain (loss) on fixed income securities	8,735	1,894	19,726	2,144
Change in unrealized gain (loss) on fixed income securities	1,194,182	112,839	197,698	369,969
Total investment income	1,669,675	1,277,455	1,438,563	2,680,708

Expenses
Brokerage fee	2,810,739	3,241,218	5,826,964	6,484,513
Operating expenses	165,917	177,564	332,011	381,407
Total expenses	2,976,656	3,418,782	6,158,975	6,865,920
Net investment income (loss)	(1,306,981)	(2,141,327)	(4,720,412)	(4,185,212)
NET INCOME (LOSS)	$(10,541,582)	$9,103,841	$(2,862,723)	$15,314,831

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(146.16)	$110.05	$(39.17)	$180.03

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(148.93)	$108.20	$(49.60)	$178.88

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	72,124.503	82,721.729	73,080.768	85,067.178

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$(2,862,723)	$15,314,831
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(4,667,365)	3,458,190
(Increase) decrease in interest receivable	63,289	32,134
Increase (decrease) in accounts payable and accrued expenses	(184,340)	(47,957)
Purchases of investments	(691,182,950)	(987,762,547)
Sales/maturities of investments	719,684,453	993,911,342
Net cash from (for) operating activities	20,850,364	24,905,993

Cash flows from (for) financing activities
Redemption of units	(9,199,571)	(20,401,728)
Offering costs paid	(386,376)	(424,477)
Net cash from (for) financing activities	(9,585,947)	(20,826,205)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,264,417	4,079,788

Cash, cash equivalents and restricted cash at beginning of period	24,870,425	28,167,754
Cash, cash equivalents and restricted cash at end of period	$36,134,842	$32,247,542

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$10,839,362	$8,760,955
Restricted cash	6,287,866	2,311,537
Cash and cash equivalents	2,643,239	5,834,745
Restricted cash at interbank market makers	16,364,375	7,963,188
Total cash, cash equivalents and restricted cash at end of period	$36,134,842	$24,870,425

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2020

Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss) for the three months ended March 31, 2020		0		7,678,859		7,678,859
Redemptions	0.000	0	(2,063.891)	(4,780,012)	(2,063.891)	(4,780,012)
Offering costs		0		(206,947)		(206,947)
Balances at March 31, 2020	0.000	$0	72,661.938	$166,545,423	72,661.938	$166,545,423

Net income (loss) for the three months ended June 30, 2020		0		(10,541,582)		(10,541,582)
Redemptions	0.000	0	(1,786.399)	(3,943,483)	(1,786.399)	(3,943,483)
Offering costs		0		(164,543)		(164,543)
Balances at June 30, 2020	0.000	$0	70,875.539	$151,895,815	70,875.539	$151,895,815

Six Months Ended June 30, 2019

Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss) for the three months ended March 31, 2019		0		6,210,990		6,210,990
Redemptions	0.000	0	(5,132.100)	(10,837,698)	(5,132.100)	(10,837,698)
Offering costs		0		(222,791)		(222,791)
Balances at March 31, 2019	0.000	$0	83,971.535	$182,396,543	83,971.535	$182,396,543

Net income (loss) for the three months ended June 30, 2019		0		9,103,841		9,103,841
Redemptions	0.000	0	(3,239.772)	(7,190,366)	(3,239.772)	(7,190,366)
Offering costs		0		(215,876)		(215,876)
Balances at June 30, 2019	0.000	$0	80,731.763	$184,094,142	80,731.763	$184,094,142

Net Asset Value per General and Limited Partner Unit

June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,143.13	$2,292.06	$2,192.73	$2,280.32	$2,172.12	$2,101.44

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,292.06	$2,172.12	$2,192.73	$2,101.44

Income (loss) from operations:
Total net trading gains (losses) (1)	(128.53)	136.70	20.07	233.24
Net investment income (loss) (1)	(18.12)	(25.89)	(64.59)	(49.20)
Total net income (loss) from operations	(146.65)	110.81	(44.52)	184.04
Offering costs (1)	(2.28)	(2.61)	(5.08)	(5.16)
Net asset value per unit at end of period	$2,143.13	$2,280.32	$2,143.13	$2,280.32
Total Return (4)	(6.50)%	4.98%	(2.26)%	8.51%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.41%	7.50%	7.50%	7.53%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.41%	7.50%	7.50%	7.53%
Net investment income (loss) (2),(3)	(3.25)%	(4.70)%	(5.75)%	(4.59)%

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
JUNE 30, 2020 (Unaudited)
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
JUNE 30, 2020 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2020 and December 31, 2019, and for the periods ended June 30, 2020 and 2019, the Fund did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Fair Value at June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$920,312	$0	$0	$920,312
Fixed income securities	0	118,245,566	0	118,245,566

Other Financial Instruments
Exchange-traded futures contracts	775,280	0	0	775,280
Forward currency contracts	0	(1,896,824)	0	(1,896,824)
Total	$1,695,592	$116,348,742	$0	$118,044,334

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,076	$0	$0	$3,076
Fixed income securities	0	147,466,607	0	147,466,607

Other Financial Instruments
Exchange-traded futures contracts	(4,168,853)	0	0	(4,168,853)
Forward currency contracts	0	(1,422,358)	0	(1,422,358)
Total	$(4,165,777)	$146,044,249	$0	$141,878,472

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
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

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2020 and December 31, 2019, the Fund has the potential remaining reimbursement amount of approximately $34.4 million and $34.7 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $55,427 and $70,313, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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
JUNE 30, 2020 (Unaudited)
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
JUNE 30, 2020 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets PLC (“NatWest”), formerly The Royal Bank of Scotland, and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of June 30, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended June 30, 2020 and 2019.

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
JUNE 30, 2020 (Unaudited)
The Fund adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2020 and December 31, 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2020 Fair Value	Liability Derivatives at June 30, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$300,966	$(763,491)	$(462,525)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	747,948	(243,070)	504,878
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,712,809	(4,650,560)	(937,751)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	560,375	(495,619)	64,756
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	224,624	(81,713)	142,911
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,618,519	(155,508)	1,463,011
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	5,835,934	(7,732,758)	(1,896,824)
Totals		$13,001,175	$(14,122,719)	$(1,121,544)

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$100,996	$(1,568,839)	$(1,467,843)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	976,245	(135,657)	840,588
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,891,613	(4,116,917)	(1,225,304)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	780,153	(609,690)	170,463
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	168,765	(578,590)	(409,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	768,719	(2,845,651)	(2,076,932)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,443,080	(13,865,438)	(1,422,358)
Totals		$18,129,571	$(23,720,782)	$(5,591,211)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended June 30, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2020	Trading Gains/(Losses) for the Three Months Ended June 30, 2019
Agriculture Contracts	$(1,747,859)	$(2,852,774)
Energy Contracts	(783,897)	208,408
Metal Contracts	(700,063)	(1,722,381)
Stock Indices Contracts	390,867	5,688,760
Short-Term Interest Rate Contracts	439,171	6,398,164
Long-Term Interest Rate Contracts	341,387	5,594,389
Forward Currency Contracts	(6,918,024)	(1,749,609)
Total	$(8,978,418)	$11,564,957

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2020	Trading Gains/(Losses) for the Six Months Ended June 30, 2019
Agriculture Contracts	$175,246	$(2,393,509)
Energy Contracts	4,442,386	(2,101,416)
Metal Contracts	3,786,710	(2,721,409)
Stock Indices Contracts	(23,176,345)	10,040,717
Short-Term Interest Rate Contracts	8,448,354	8,825,694
Long-Term Interest Rate Contracts	2,536,115	12,183,804
Forward Currency Contracts	6,233,353	(3,697,199)
Total	$2,445,819	$20,136,682

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2020	Trading Gains/(Losses) for the Three Months Ended June 30, 2019
Futures trading gains (losses):
Realized**	$492	$15,259,049
Change in unrealized	(2,060,886)	(1,944,483)
Forward currency trading gains (losses):
Realized**	3,984,032	(1,952,204)
Change in unrealized	(10,902,056)	202,595
Total	$(8,978,418)	$11,564,957

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2020	Trading Gains/(Losses) for the Six Months Ended June 30, 2019
Futures trading gains (losses):
Realized***	$(8,731,667)	$21,497,650
Change in unrealized	4,944,133	2,336,231
Forward currency trading gains (losses):
Realized***	6,707,819	2,467,191
Change in unrealized	(474,466)	(6,164,390)
Total	$2,445,819	$20,136,682

**
For the three months ended June 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $74,950 and $97,946, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $86,553 and $41,392, respectively.

***
For the six months ended June 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $121,004 and $149,313, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(797,746) and $41,392, respectively.

For the three months ended June 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 19,400 and 25,300, respectively, and the monthly average of notional value of forward currency contracts was $986,400,000 and $2,029,600,000, respectively.

For the six months ended June 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 25,300 and 26,200, respectively, and the monthly average of notional value of forward currency contracts was $1,056,500,000 and $1,995,300,000, respectively.

Open contracts generally mature within three months; as of June 30, 2020, the latest maturity date for open futures contracts is September 2021 and the latest maturity date for open forward currency contracts is September 2020. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2020 and December 31, 2019 was $16,641,407 and $38,712,533, respectively, which equals approximately 11% and 24% of Net Asset Value, respectively. The cash deposited with the interbank market makers at June 30, 2020 and December 31, 2019 was $18,407,598 and $13,104,927, respectively, which equals approximately 12% and 8% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents, and restricted cash at interbank market makers. Included in cash deposits with the futures brokers and interbank market makers at June 30, 2020 and December 31, 2019 was restricted cash for margin requirements of $22,652,241 and $10,274,725, respectively, which equals approximately 15% and 6% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman Sachs	$7,165,241	$(6,389,961)	$775,280
Forward currency contracts	NatWest Markets PLC	5,835,934	(5,835,934)	0
Total derivatives		$13,001,175	$(12,225,895)	$775,280

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2020
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
Goldman Sachs	$775,280	$0	$0	$775,280
NatWest Markets PLC	0	0	0	0
Total	$775,280	$0	$0	$775,280

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman Sachs	$6,389,961	$(6,389,961)	$0
Forward currency contracts	NatWest Markets PLC	7,732,758	(5,835,934)	1,896,824
Total derivatives		$14,122,719	$(12,225,895)	$1,896,824

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2020
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman Sachs	$0	$0	$0	$0
NatWest Markets PLC	1,896,824	0	(1,896,824)	0
Total	$1,896,824	$0	$(1,896,824)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,834,912	$(2,834,912)	$0
Futures contracts	Goldman Sachs	2,851,579	(2,851,579)	0
Total futures contracts		5,686,491	(5,686,491)	0
Forward currency contracts	UBS AG	6,221,540	(6,221,540)	0
Forward currency contracts	NatWest Markets PLC	6,221,540	(6,221,540)	0
Total forward currency contracts		12,443,080	(12,443,080)	0
Total derivatives		$18,129,571	$(18,129,571)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets PLC	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
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
NOTES TO FINANCIAL SATEMENTS
JUNE 30, 2020 (Unaudited)
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2020 and December 31, 2019, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2020 and 2019, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2020 and December 31, 2019, the results of operations and financial highlights for the three months and six months ended June 30, 2020 and 2019, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2020 and 2019.

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

Results of Operations

The returns for the six months ended June 30, 2020 and 2019 were (2.26)% and 8.51%, respectively. During the six months ended June 30, 2020 and 2019, the Fund accrued brokerage fees in the amount of $5,826,964 and $6,484,513, respectively, and paid brokerage fees in the amount of $5,899,920 and $6,516,935, respectively. No performance fees were accrued or paid during these periods.

2020 (For the Six Months Ended June 30)

Of the (2.26)% year to date return, approximately 1.19% was due to trading gains (before commissions) and approximately 0.88% due to investment income, offset by approximately (4.33)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 1.19% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	4.65%
Currencies	3.81%
Interest Rates	6.39%
Stock Indices	(13.66)%
1.19%

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

Gains from interest rate, foreign exchange, and commodity positions led to a profitable February for the Fund, while stock index holdings produced some partially offsetting losses. Long positioning in Australia and the United States continued to benefit as prices advanced on flight to safety buying sparked by the worsening COVID-19 coronavirus epidemic. Investors aggressively sought the safety of fixed income instruments, sending global yields tumbling and expectations for further central bank stimulus soaring. In the foreign exchange sector, positive returns were generated in the developed and emerging market currencies. Short positions on the Australian dollar and Norwegian krone (against long the US dollar) provided some of the best profits for the sector. These commodity-linked currencies came under renewed selling pressure during February. The widening spread of COVID-19 to countries outside of China, such as Japan, South Korea, and Italy, sparked new concerns that global economic growth would slow materially, thus blunting the demand for raw materials. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. The expanding COVID-19 outbreak is widely expected to negatively impact demand for base metal, petroleum, and beef products. Downward price pressure was further intensified by a strong US dollar as well as technical selling. Global stock index trading produced losses for the Fund during February with the greatest declines seen in Australia, Japan, and the United States. Long positioning across most global stock indexes generally profited during the first two-thirds of the month. However, late in February global stock indexes experienced steep sell-offs sparked by the coronavirus’s quick spread to countries outside of China where it initially began. World economic growth fears and supply chain disruption concerns spread rapidly, sending most global stock indexes sharply lower.

The Fund had an unprofitable March, with losses coming from stock index and interest rate holdings, while foreign exchange and commodity positions contributed some partially offsetting gains during the month. Global stock index trading produced the largest losses for the Fund, with the greatest declines seen in the United States, Australia, and Canada. Long positioning across most global stock indexes suffered severely as equity indexes experienced very sharp sell-offs during the month. The COVID-19 virus spread quickly throughout Europe and North America prompting containment measures in the form of “stay at home” directives, closures, and shutdowns that sharply curtailed economic activity. Global central banks and governments took unprecedented steps in an effort to soften the financial impact from the virus, but fear over the length and depth of the growth slowdown sent risky assets sharply lower. Interest rate positions from long-dated instruments contributed small additional losses during the month. Short positioning on US 10-year notes and US long bonds suffered amid the flight-to-safety scramble that ensued due to the severe economic upheaval wrought by the COVID-19 virus. Long positioning across global short-dated instruments helped to partially offset losses within the sector. Profits were dominated by short positions on the commodity currencies (versus long the USD), specifically in the Norwegian krone. The US dollar was sharply higher during the month amid the extreme flight-to-quality moves. Adding further downward pressure on oil-linked currencies, the petroleum markets sold off severely when tensions escalated between OPEC and Russia, and Saudi Arabia made the decision to ramp up production. Commodity holdings produced additional profits for the Fund during the month. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. The expanding COVID-19 pandemic is widely expected to negatively impact demand for base metal, petroleum, and beef products. Downward price pressure was further intensified by a strong US dollar as well as technical selling.

The Fund’s losses in April came from foreign exchange and interest rate holdings, while stock index and commodity positions contributed some partially offsetting gains during the month. Short positioning on several of the developed market currencies, namely the Australian dollar and New Zealand dollar, produced losses when those currencies rallied on a partial lifting of COVID-19 containment measures in those countries.  Interest rate positions from long-dated instruments contributed additional losses to the portfolio.  Long positions on Australian 10-year bonds suffered after the RBA tapered bond-buying operations and the country became one of the first to meaningfully ease lockdown restrictions.  Short German Bund positions added to losses as Germany’s debt rallied versus periphery European bonds with Germany weathering the effects of COVID-19 better than their Eurozone counterparts. Stock indexes rebounded considerably from the oversold conditions seen during March as the United States and other countries laid out plans to reopen their economies from the COVID-19 lockdown that has proven to be very damaging to local, regional, and global economic growth.  The Fund held a mixture of long and short positioning across global stock indexes during the month.  Ultimately the gains on long positions more than offset losses experienced on any short holdings, leading to positive net P&L within the sector.  Commodity holdings produced additional partially offsetting profits for the Fund during the month.  Short positioning on the petroleum complex produced a bulk of the sector’s profits.  Crude oil sold off sharply on the lethal combination of COVID-19 “stay at home” induced demand destruction linked with a shortage of available storage capacity.  The May WTI futures contract went below zero for the first time in history as long holders scrambled to sell before contract expiration in order to avoid taking physical delivery given the scarcity of demand and lack of available storage space.

Losses in May once again came from foreign exchange, as well as commodity and stock index holdings, while interest rate positions contributed some gains. May’s short positioning on several of the so-called commodity currencies, namely the Norwegian krone and Australian dollar, produced losses when those currencies rallied strongly.  Fueling the run-up was a sharp rebound in many beaten down commodity markets, specifically the energy complex, as optimism grew that the worst of the COVID-19 crisis was over.  A long position on the Canadian dollar (versus short the US dollar) contributed some partially offsetting gains for the sector on the same commodity currency drivers cited above. Commodity holdings produced additional losses for the Fund during the month.  Short positioning on the energy, grain, and industrial metal complexes showed losses as those markets rallied driven by the improving COVID-19 crisis.  A long holding on precious metals, specifically silver, produced some partially offsetting gains for the sector as expected industrial demand overwhelmed limited supplies of the metal. Short positioning on stock indexes in Europe and Japan suffered as most global stock indices continued to bounce higher from the March COVID-19 crisis lows.  Regional economic re-openings linked with no new major spikes in coronavirus cases fueled the equity optimism.  A long position on the Hong Kong Hang Seng index added to sector losses as that market was one of the few global indexes to sell-off during May.  China’s legislature approved a proposal to impose a highly contentious national security law in the semi-autonomous territory which sparked the regional equity sell-off. Interest rate positions from both long and short-dated instruments contributed partially offsetting gains to the Fund in May.  A short position on the German 10-year note was one of the most profitable markets in the sector.  The German Bund sold-off during the month (prices lower and yields higher) as signs of improvement in the coronavirus crisis caused traders to shun safe haven assets in favor of riskier ones.

Foreign exchange trading in both the emerging and developed markets produced losses for the Fund during June.  The greatest declines were seen in the Norwegian krone, Australian dollar, and certain Latin American currencies.  These commodity-linked currencies strengthened to start the month, causing some strategies to cover their previously held long positions, only to reverse those moves later in June.  The investor exuberance over additional government stimulus and the economic re-openings quickly wore off on reports of increasing COVID-19 infection outbreaks. Short soft commodity and industrial metal holdings suffered as the dollar weakened early in the month and as optimism over a rapid recovery in economic growth bolstered prices.  Short grain positions produced losses on the last trading day of the month as the grain complex rallied sharply after the USDA reported acreage that trailed estimates.  Within the energy sub-sector, a short natural gas holding provided some offsetting gains amid plummeting US gas exports as well as shifting weather and market supply dynamics. Meanwhile, stock index trading generated some offsetting gains. The Fund held a mix of long and short positions across the traded universe of indexes and showed a gain in Asia and North America, but partially offsetting losses were realized in Europe.  Most global indexes experienced a choppy month amid mixed coronavirus news coupled with hopes for more stimulus from central banks. Interest rate positions from long-dated instruments also contributed small offsetting gains during the month.  The Bank of Japan signaled plans to buy more shorter-maturity bonds which caused the yield curve to steepen and benefited our short positioning on longer-dated Japanese government bonds.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2020 and December 31, 2019 and the trading gains/losses by market category for the six months ended June 30, 2020 and the year ended December 31, 2019.

	June 30, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.70%	4.65%
Currencies	0.54%	3.81%
Interest Rates	0.58%	6.39%
Stock Indices	0.28%	(13.66	) %
Aggregate/Total	1.35%	1.19%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (2.26)% year to date return, approximately 1.19% was due to trading gains (before commissions) and approximately 0.88% due to investment income, offset by approximately (4.33)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.27	) %
Currencies	0.60%	(3.68	) %
Interest Rates	0.61%	12.74%
Stock Indices	0.71%	9.63%
Aggregate/Total	1.19%	10.42%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2020, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2020.

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

During the six months ended June 30, 2020, the Fund operated as normal during the coronavirus (“COVID-19”) outbreak. The Fund had access to and the ability to trade in approved markets. There were no disruptions in the Fund’s accounting processes, transfer agent processes or cash processes including the ability to pay redemptions and meet margin requirements.

The future impact of the COVID-19 outbreak on the financial performance of the Fund’s investments will depend on future developments, including the duration and spread of the virus and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Fund’s ability to trade and investment results may be materially affected.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of June 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2020 and 2019, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2020 and 2019, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Six Months Ended June 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2020 and 2019, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of June 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2020 and 2019, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2020 and 2019, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Six Months Ended June 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2020 and 2019, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 14, 2020	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer