Form 10-Q
period 2020-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2020-11-16
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

The Registrant has no voting stock. As of September 30, 2020, there were 67,365.223 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,875,842	5.12%
	Credit Cards	551,548	0.41%
	Equipment Loans	441,692	0.33%
	Utility Rate Reduction Bonds	11,634	0.01%
	Total Asset Backed Securities (cost $7,826,310)	7,880,716	5.87%

	Bank Deposits
	United States
	Financials	1,125,184	0.84%
	Total Bank Deposits (cost $1,125,171)	1,125,184	0.84%

	Commercial Paper
	Australia
	Financials (cost $249,803)	249,971	0.19%
	Switzerland
	Financials (cost $1,057,971)	1,064,294	0.79%
	United Kingdom
	Financials (cost $3,753,846)	3,753,828	2.80%
	United States
	Communications	1,828,928	1.36%
	Energy	2,598,677	1.94%
	Financials	15,510,601	11.56%
	Industrials	3,388,481	2.53%
	Utilities	5,246,530	3.91%
	Total United States (cost $28,555,449)	28,573,217	21.30%
	Total Commercial Paper (cost $33,617,069)	33,641,310	25.08%

	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	1,917,378	1.43%
	Canada
	Financials (cost $3,752,367)	3,761,020	2.80%
	Germany
	Consumer Discretionary (cost $2,144,593)	2,157,326	1.61%
	Switzerland
	Financials (cost $1,304,712)	1,323,610	0.99%
	United Kingdom
	Financials (cost $1,880,000)	1,885,444	1.40%
	United States
	Communications	545,907	0.41%
	Consumer Discretionary	6,027,244	4.49%
	Energy	2,556,538	1.90%
	Financials	10,176,765	7.59%
	Health Care	911,879	0.68%
	Industrials	2,758,181	2.06%
	Materials	476,967	0.35%
	Technology	3,050,684	2.27%
	Total United States (cost $26,338,188)	26,504,165	19.75%
	Total Corporate Bonds (cost $37,329,860)	$37,548,943	27.98%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$135,000	U.S. Treasury Bills * Due 10/15/2020	$134,996	0.10%
$7,675,000	U.S. Treasury Bills * Due 11/12/2020	7,674,187	5.72%
$12,085,000	U.S. Treasury Bills * Due 12/17/2020	12,082,607	9.01%
	Total Government and Agency Obligations (cost $19,891,687)	19,891,790	14.83%
	Total Fixed Income Securities ** (cost $99,790,097)	$100,087,943	74.60%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$687,002	0.51%
Energy	(4,416)	0.00%
Metals	261,091	0.19%
Stock indices	(262,329)	(0.19)%
Short-term interest rates	36,224	0.03%
Long-term interest rates	579,572	0.43%
Net unrealized gain (loss) on long futures contracts	1,297,144	0.97%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(75,410)	(0.06)%
Energy	846,075	0.63%
Metals	287,564	0.22%
Stock indices	(76,974)	(0.06)%
Short-term interest rates	34,602	0.03%
Long-term interest rates	(51,231)	(0.04)%
Net unrealized gain (loss) on short futures contracts	964,626	0.72%
Net unrealized gain (loss) on open futures contracts	$2,261,770	1.69%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(4,858,162)	(3.62)%
Various short forward currency contracts	4,152,526	3.09%
Net unrealized gain (loss) on open forward currency contracts	$(705,636)	(0.53)%

CREDIT DEFAULT SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $491,806)	$412,214	0.31%
Total credit default swaps (net cost $491,806)	$412,214	0.31%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $279,320)	$453,384	0.34%
Centrally cleared interest rate swaps - Pay fixed (net cost $1,957)	(2,185)	0.00%
Total interest rate swaps (net cost $281,277)	$451,199	0.34%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $19,891,790 deposited with the futures broker.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Equity in futures brokers trading accounts
Cash	$9,306,489	$8,760,955
Restricted cash	544,944	2,311,537
Fixed income securities (cost $19,891,687 and $28,782,516, respectively)	19,891,790	28,785,653
Net unrealized gain (loss) on open futures contracts	2,261,770	(4,168,853)
Total equity in futures brokers trading accounts	32,004,993	35,689,292

Cash and cash equivalents	576,627	693,006
Cash at interbank market maker	7,066,228	5,141,739
Restricted cash at interbank market maker	11,670,816	7,963,188
Cash at swaps broker	1,697,625	0
Restricted cash at swaps broker	4,650,309	0
Short term investments (cost $0 and $3,076, respectively)	0	3,076
Fixed income securities (cost $79,898,410 and $118,534,669, respectively)	80,196,153	118,680,954
Credit default index swaps (cost $491,806 and $0, respectively)	412,214	0
Interest rate swaps (cost $281,277 and $0, respectively)	451,199	0
Due from swaps broker	17,877	0
Interest receivable	141,678	284,924
Total assets	$138,885,719	$168,456,179

LIABILITIES
Accounts payable	$160,115	$245,160
Brokerage fee payable	804,636	972,132
Net unrealized loss on forward currency contracts	705,636	1,422,358
Accrued commissions and other trading fees on open contracts	31,367	67,189
Offering costs payable	51,076	70,313
Redemptions payable	2,975,662	1,825,504
Total liabilities	4,728,492	4,602,656
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at September 30, 2020 and December 31, 2019	0	0
Limited Partners - 67,365.223 and 74,725.829 redeemable units outstanding at September 30, 2020 and December 31, 2019	134,157,227	163,853,523
Total partners’ capital (Net Asset Value)	134,157,227	163,853,523
Total liabilities and partners’ capital (Net Asset Value)	$138,885,719	$168,456,179

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(7,166,326)	$16,955,842	$(15,897,993)	$38,453,492
Change in unrealized	1,486,490	(5,678,297)	6,430,623	(3,342,066)
Brokerage commissions	(315,278)	(255,366)	(855,258)	(814,815)
Net gain (loss) from futures trading	(5,995,114)	11,022,179	(10,322,628)	34,296,611

Forward currency trading gains (losses)
Realized	(3,501,984)	(301,828)	3,205,835	2,165,363
Change in unrealized	1,191,188	3,034,226	716,722	(3,130,164)
Brokerage commissions	(33,974)	(27,151)	(82,124)	(104,341)
Net gain (loss) from forward currency trading	(2,344,770)	2,705,247	3,840,433	(1,069,142)

Swap trading gains (losses)
Realized	266,524	0	266,524	0
Change in unrealized	90,330	0	90,330	0
Net gain (loss) from swap trading	356,854	0	356,854	0
Total net trading gain (loss)	(7,983,030)	13,727,426	(6,125,341)	33,227,469

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	234,886	1,100,127	1,456,025	3,408,722
Realized gain (loss) on fixed income securities	20,887	7,956	40,613	10,100
Change in unrealized gain (loss) on fixed income securities	(49,274)	14,438	148,424	384,407
Total investment income	206,499	1,122,521	1,645,062	3,803,229

Expenses
Brokerage fee	2,517,276	3,419,317	8,344,240	9,903,830
Operating expenses	167,555	211,580	499,566	592,987
Total expenses	2,684,831	3,630,897	8,843,806	10,496,817
Net investment income (loss)	(2,478,332)	(2,508,376)	(7,198,744)	(6,693,588)
NET INCOME (LOSS)	$(10,461,362)	$11,219,050	$(13,324,085)	$26,533,881

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(149.55)	$140.31	$(184.96)	$318.29

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(151.64)	$135.93	$(201.24)	$314.81

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	69,953.500	79,960.188	72,038.345	83,364.848

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$(13,324,085)	$26,533,881
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(7,386,099)	6,087,823
(Increase) decrease in interest receivable	143,246	124,643
(Increase) decrease in due from swaps broker	(17,877)	0
Increase (decrease) in accounts payable and accrued expenses	(288,363)	10,074
Payments for swap contracts	(5,579,255)	0
Proceeds from swap contracts	4,806,172	0
Purchases of investments	(977,668,498)	(1,471,874,920)
Sales/maturities of investments	1,025,198,662	1,472,340,209
Net cash from (for) operating activities	25,883,903	33,221,710

Cash flows from (for) financing activities
Redemption of units	(14,690,939)	(26,096,557)
Offering costs paid	(550,351)	(635,974)
Net cash from (for) financing activities	(15,241,290)	(26,732,531)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,642,613	6,489,179

Cash, cash equivalents and restricted cash at beginning of period	24,870,425	28,167,754
Cash, cash equivalents and restricted cash at end of period	$35,513,038	$34,656,933

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$9,306,489	$8,760,955
Restricted cash	544,944	2,311,537
Cash and cash equivalents	576,627	693,006
Cash at interbank market maker	7,066,228	5,141,739
Restricted cash at interbank market maker	11,670,816	7,963,188
Cash at swaps broker	1,697,625	0
Restricted cash at swaps broker	4,650,309	0
Total cash, cash equivalents and restricted cash at end of period	$35,513,038	$24,870,425

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2020

Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss) for the three months ended March 31, 2020		0		7,678,859		7,678,859
Redemptions	0.000	0	(2,063.891)	(4,780,012)	(2,063.891)	(4,780,012)
Offering costs		0		(206,947)		(206,947)
Balances at March 31, 2020	0.000	$0	72,661.938	$166,545,423	72,661.938	$166,545,423

Net income (loss) for the three months ended June 30, 2020		0		(10,541,582)		(10,541,582)
Redemptions	0.000	0	(1,786.399)	(3,943,483)	(1,786.399)	(3,943,483)
Offering costs		0		(164,543)		(164,543)
Balances at June 30, 2020	0.000	$0	70,875.539	$151,895,815	70,875.539	$151,895,815

Net income (loss) for the three months ended September 30, 2020		0		(10,461,362)		(10,461,362)
Redemptions	0.000	0	(3,510.316)	(7,117,602)	(3,510.316)	(7,117,602)
Offering costs		0		(159,624)		(159,624)
Balances at September 30, 2020	0.000	$0	67,365.223	$134,157,227	67,365.223	$134,157,227

Nine Months Ended September 30, 2019

Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss) for the three months ended March 31, 2019		0		6,210,990		6,210,990
Redemptions	0.000	0	(5,132.100)	(10,837,698)	(5,132.100)	(10,837,698)
Offering costs		0		(222,791)		(222,791)
Balances at March 31, 2019	0.000	$0	83,971.535	$182,396,543	83,971.535	$182,396,543

Net income (loss) for the three months ended June 30, 2019		0		9,103,841		9,103,841
Redemptions	0.000	0	(3,239.772)	(7,190,366)	(3,239.772)	(7,190,366)
Offering costs		0		(215,876)		(215,876)
Balances at June 30, 2019	0.000	$0	80,731.763	$184,094,142	80,731.763	$184,094,142

Net income (loss) for the three months ended September 30, 2019		0		11,219,050		11,219,050
Redemptions	0.000	0	(2,870.395)	(6,976,935)	(2,870.395)	(6,976,935)
Offering costs		0		(203,781)		(203,781)
Balances at September 30, 2019	0.000	$0	77,861.368	$188,132,476	77,861.368	$188,132,476

Net Asset Value per General and Limited Partner Unit

September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$1,991.49	$2,143.13	$2,292.06	$2,192.73

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,416.25	$2,280.32	$2,172.12	$2,101.44

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,143.13	$2,280.32	$2,192.73	$2,101.44

Income (loss) from operations:
Total net trading gains (losses) (1)	(113.93)	169.85	(93.94)	402.81
Net investment income (loss) (1)	(35.43)	(31.37)	(99.93)	(80.29)
Total net income (loss) from operations	(149.36)	138.48	(193.87)	322.52
Offering costs (1)	(2.28)	(2.55)	(7.37)	(7.71)
Net asset value per unit at end of period	$1,991.49	$2,416.25	$1,991.49	$2,416.25
Total Return (4)	(7.08)%	5.96%	(9.18)%	14.98%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.45%	7.61%	7.50%	7.55%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.45%	7.61%	7.50%	7.55%
Net investment income (loss) (2),(3)	(6.88)%	(5.26)%	(6.10)%	(4.82)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Fund

Campbell Strategic Allocation Fund, L.P. (the “Fund”) is a Delaware limited partnership which operates as a commodity investment pool. The Fund engages in the speculative trading of futures contracts, forward currency contracts, and centrally cleared swap contracts.

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There was no change in trading, operations, or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

B.  Regulation

As a registrant with the Securities and Exchange Commission (the “SEC”), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to January 6, 2012, the Fund was also subject to the regulatory requirements under the Securities Act of 1933.  As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the futures commission merchants (“futures brokers”), interbank market makers, and centrally cleared swaps broker through which the Fund trades.

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

The daily exchange of variation margin associated with a CCCH centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, the Fund accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. The carrying amount of centrally cleared interest rate swaps and futures reflected in the Fund’s consolidated balance sheets is equal to the unsettled fair value of such instruments.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Centrally cleared credit default swaps and interest rate swap transactions are recorded on the trade date. Realized gains or losses are determined using the identified cost method. The fair value of centrally cleared swap contracts is determined by using current market quotations provided by an independent external pricing source. Valuation using an external pricing source involves the use of observable inputs in accordance with the fair value hierarchy. Any change in net unrealized gain or loss from the prior period is reported in Swap trading gains (losses) - Change in unrealized in the Statements of Operations. Period payments received or paid on swap contracts, commissions and fees associated with trading the swap contracts and cash payments received or made due to the underlying obligation in the event of a credit event are recorded as part of “Swap trading gains (losses) – Realized” in the Statements of Operations.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. For centrally cleared swap contracts, the Fund uses current market quotations provided by an independent external pricing source to determine fair value. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2020 and December 31, 2019, and for the periods ended September 30, 2020 and 2019, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Fair Value at September 30, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$100,087,943	$0	$100,087,943

Other Financial Instruments
Exchange-traded futures contracts	2,261,770	0	0	2,261,770
Forward currency contracts	0	(705,636)	0	(705,636)
Credit default index swap contracts	0	412,214	0	412,214
Interest rate swap contracts	0	451,199	0	451,199
Total	$2,261,770	$100,245,720	$0	$102,507,490

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,076	$0	$0	$3,076
Fixed income securities	0	147,466,607	0	147,466,607

Other Financial Instruments
Exchange-traded futures contracts	(4,168,853)	0	0	(4,168,853)
Forward currency contracts	0	(1,422,358)	0	(1,422,358)
Total	$(4,165,777)	$146,044,249	$0	$141,878,472

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 11. See Condensed Schedules of Investments for additional detail categorization.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2020 and December 31, 2019, the Fund has the potential remaining reimbursement amount of approximately $34.2 million and $34.7 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $51,076 and $70,313, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

I.  Recently Issued Accounting Pronouncements

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs) by the end of 2021.  If IBORs cease to exist, the Company may need to renegotiate outstanding swaps which extend beyond 2021 to replace affected rates with the new standard that is established.  There is currently no definitive information regarding the future utilization of IBORs or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

J. Reclassifications

Certain 2019 amounts on the Statements of Financial Condition, Statements of Cash Flows, and in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, a portion of cash and cash equivalents was reclassified in order to disclose the amount of cash at the interbank market makers on the Statements of Financial Condition and Statements of Cash Flows. In addition, trading gains and losses in Note 11 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
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

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the futures brokers for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the futures brokers, interbank market makers, and swaps broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of September 30, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7. DEPOSITS WITH SWAPS BROKER

The Fund deposits cash with Goldman Sachs & Co. to act as swaps broker for its centrally cleared swap contracts, subject to Commodity Futures Trading Commission regulations and central counterparty and broker requirements. Margin requirements are satisfied by the deposit of cash with such swaps broker. Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted. The Fund typically earns interest on its credit balances and pays interest on debit balances with the swaps broker.

The Fund pays commissions to the swaps broker on a transaction basis at rates agreed upon between the Fund and the swaps broker.

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2020 and 2019.

Note 9.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Note 10. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at September 30, 2020 and December 31, 2019. Notional amounts are disclosed as they represent the maximum potential payout. At September 30, 2020 and December 31, 2019, the fair value of such credit derivative contracts sold was $412,214 and $0, respectively.

	September 30, 2020	December 31, 2019
Credit Default Index Swaps	Maturity Date: December 2025	Not Applicable
Investment grade	$20,456,340	$0
Non-investment grade	$13,476,167	$0
Total	$33,932,507	$0

The Fund does not monitor its exposure to credit derivatives based on the notional amounts because that measure does not take into consideration the probability of a credit default event, the legal right to offset assets and liabilities by a counterparty, or collateral posted. However, the notional value of these credit derivative contracts has been included to provide information about the magnitude of involvement with these types of contracts.

Note 11.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and centrally cleared swap contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on futures, forward, credit default swap and interest rate swap contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy, agriculture values, and credit risks. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

In February 2020, the Fund transferred all futures contracts held with UBS Securities LLC to Goldman, Sachs & Co., and all forward currency contracts held with UBS to NatWest. Goldman, Sachs & Co and NatWest serve as the sole futures broker and interbank market maker, respectively, for the Fund’s ongoing trading. In July 2020, the Fund began trading centrally cleared swap contracts.

Market Risk

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. The value of an interest rate swap will change as market interest rates rise and fall in conjunction with whether the contract is to receive or pay a fixed interest rate. As a purchaser of credit default swaps, the Fund’s risk of loss is limited to any cash payments required under the swap contracts. Written credit default contracts (i.e., sell protection) expose the Fund to a market risk equal to the notional value of such swap contracts and any cash payments required under the swap contracts. See Note 1.C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2020 and December 31, 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2020 Fair Value	Liability Derivatives at September 30, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$791,997	$(180,405)	$611,592
Energy Contracts	Net unrealized gain (loss) on open futures contracts	893,450	(51,791)	841,659
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,046,401	(1,497,746)	548,655
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	397,537	(736,840)	(339,303)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	88,205	(17,379)	70,826
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	800,888	(272,547)	528,341
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	6,967,462	(7,673,098)	(705,636)
Credit Default Index Swap Contracts	Credit default index swaps	785,077	(372,863)	412,214
Interest Rate Swap Contracts	Interest rate swaps	536,868	(85,669)	451,199
Totals		$13,307,885	$(10,888,338)	$2,419,547

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$100,996	$(1,568,839)	$(1,467,843)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	976,245	(135,657)	840,588
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,891,613	(4,116,917)	(1,225,304)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	780,153	(609,690)	170,463
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	168,765	(578,590)	(409,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	768,719	(2,845,651)	(2,076,932)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,443,080	(13,865,438)	(1,422,358)
Totals		$18,129,571	$(23,720,782)	$(5,591,211)

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2020	Trading Gains/(Losses) for the Three Months Ended September 30, 2019
Agriculture Contracts	$(3,073,722)	$2,124,808
Energy Contracts	(1,513,552)	(1,818,401)
Metal Contracts	3,955,446	401,967
Stock Indices Contracts	(3,577,912)	2,882,175
Short-Term Interest Rate Contracts	(25,885)	(95,220)
Long-Term Interest Rate Contracts	(1,444,211)	7,782,216
Forward Currency Contracts	(2,310,796)	2,732,398
Credit Default Index Swap Contracts	80,147	0
Interest Rate Swap Contracts	276,707	0
Total	$(7,633,778)	$14,009,943

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019
Agriculture Contracts	$(2,898,476)	$(268,701)
Energy Contracts	2,928,834	(3,919,817)
Metal Contracts	7,742,156	(2,319,442)
Stock Indices Contracts	(26,754,257)	12,922,892
Short-Term Interest Rate Contracts	8,422,469	8,730,474
Long-Term Interest Rate Contracts	1,091,904	19,966,020
Forward Currency Contracts	3,922,557	(964,801)
Credit Default Index Swap Contracts	80,147	0
Interest Rate Swap Contracts	276,707	0
Total	$(5,187,959)	$34,146,625

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2020	Trading Gains/(Losses) for the Three Months Ended September 30, 2019
Futures trading gains (losses):
Realized**	$(7,166,326)	$16,955,842
Change in unrealized	1,486,490	(5,678,297)
Forward currency trading gains (losses):
Realized**	(3,501,984)	(301,828)
Change in unrealized	1,191,188	3,034,226
Swap trading gains (losses):
Realized	266,524	0
Change in unrealized	90,330	0
Total	$(7,633,778)	$14,009,943

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019
Futures trading gains (losses):
Realized***	$(15,897,993)	$38,453,492
Change in unrealized	6,430,623	(3,342,066)
Forward currency trading gains (losses):
Realized***	3,205,835	2,165,363
Change in unrealized	716,722	(3,130,164)
Swap trading gains (losses):
Realized	266,524	0
Change in unrealized	90,330	0
Total	$(5,187,959)	$34,146,625

**
For the three months ended September 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $5,148 and $(58,728), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $593,508 and $549,760, respectively.

***
For the nine months ended September 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $126,152 and $90,585, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(204,238) and $591,152, respectively.

For the three months ended September 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 29,800 and 25,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $269,300,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $1,246,900,000 and $1,597,300,000, respectively.

For the nine months ended September 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 26,800 and 25,800, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $269,300,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $1,120,000,000 and $1,862,700,000, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Open contracts generally mature within three months; as of September 30, 2020, the latest maturity date for open futures contracts is December 2021 and the latest maturity date for open forward currency contracts is December 2020. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2025.

Credit Risk

The Fund trades futures contracts on exchanges that require margin deposits with the futures brokers and centrally cleared swap contracts that require margin deposits with the swaps broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker or swaps broker to segregate all customer transactions and assets from such futures broker’s or swaps broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker or swaps broker are considered commingled with all other customer funds subject to the futures broker’s or swaps broker’s segregation requirements. In the event of a futures broker’s or swaps broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2020 and December 31, 2019 was $19,891,790 and $38,712,533, respectively, which equals approximately 15% and 24% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at September 30, 2020 and December 31, 2019 was restricted cash for margin requirements of $16,866,069 and $10,274,725, respectively, which equals approximately 13% and 6% of Net Asset Value, respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the collateral tables is limited to the net amount of unrealized 1oss at each counterparty. Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the collateral tables.

Offsetting of Derivative Assets by Counterparty
As of September 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman Sachs & Co.	$5,018,478	$(2,756,708)	$2,261,770
Forward currency contracts	NatWest Markets Plc	6,967,462	(6,967,462)	0
Centrally cleared swap contracts	Centrally Cleared	1,321,945	(458,532)	863,413
Total derivatives		$13,307,885	$(10,182,702)	$3,125,183

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2020
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Received
Goldman Sachs	$2,261,770	$0	$0	$2,261,770
NatWest Markets Plc	0	0	0	0
Centrally Cleared	863,413	0	0	863,413
Total	$3,125,183	$0	$0	$3,125,183

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman Sachs & Co.	$2,756,708	$(2,756,708)	$0
Forward currency contracts	NatWest Markets Plc	7,673,098	(6,967,462)	705,636
Centrally cleared swap contracts	Centrally Cleared	458,532	(458,532)	0
Total derivatives		$10,888,338	$(10,182,702)	$705,636

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2020
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
Goldman Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	705,636	0	(705,636)	0
Centrally Cleared	0	0	0	0
Total	$705,636	$0	$(705,636)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,834,912	$(2,834,912)	$0
Futures contracts	Goldman Sachs & Co.	2,851,579	(2,851,579)	0
Total futures contracts		5,686,491	(5,686,491)	0
Forward currency contracts	UBS AG	6,221,540	(6,221,540)	0
Forward currency contracts	NatWest Markets Plc	6,221,540	(6,221,540)	0
Total forward currency contracts		12,443,080	(12,443,080)	0
Total derivatives		$18,129,571	$(18,129,571)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co.	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets Plc	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,929,967	$(2,834,912)	$2,095,055
Futures contracts	Goldman Sachs & Co.	4,925,377	(2,851,579)	2,073,798
Total futures contracts		9,855,344	(5,686,491)	4,168,853
Forward currency contracts	UBS AG	6,932,719	(6,221,540)	711,179
Forward currency contracts	NatWest Markets Plc	6,932,719	(6,221,540)	711,179
Total forward currency contracts		13,865,438	(12,443,080)	1,422,358
Total derivatives		$23,720,782	$(18,129,571)	$5,591,211

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition			Net Amount
		Financial Instruments		Cash Collateral Pledged
UBS Securities LLC	$2,095,055	$0		$(2,095,055)	$0
Goldman Sachs & Co.	2,073,798	0		(2,073,798)	0
UBS AG	711,179	(711,179	)*	0	0
NatWest Markets Plc	711,179	0		(711,179)	0
Total	$5,591,211	$(711,179)		$(4,880,032)	$0

*	Represents a portion of the $9,926,880 fair value in U.S. Treasury Bills held at the interbank market makers.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020 (Unaudited)
Note 12. INDEMNIFICATIONS

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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2020 and December 31, 2019, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2020 and 2019, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2020 and December 31, 2019, the results of operations and financial highlights for the three months and nine months ended September 30, 2020 and 2019, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2020 and 2019.

Note 14. SUBSEQUENT EVENTS

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

Approximately 10% to 30% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund’s assets are deposited with over-the-counter counterparties or centrally cleared in order to initiate and maintain forward or swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

In addition to market risk, in entering into futures, forward, and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts and centrally cleared swap contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures, forward currency, and centrally cleared swap contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of centrally cleared swap contracts is determined by using currency market quotations provided by an independent external pricing source.

Results of Operations

The returns for the nine months ended September 30, 2020 and 2019 were (9.18)% and 14.98%, respectively. During the nine months ended September 30, 2020 and 2019, the Fund accrued brokerage fees in the amount of $8,344,240 and $9,903,830, respectively, and paid brokerage fees in the amount of $8,511,736 and $9,905,034, respectively. No performance fees were accrued or paid during these periods.

2020 (For the Nine Months Ended September 30)

Of the (9.18)% year to date return, approximately (3.67)% was due to trading losses (before commissions) and approximately (6.56)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.05% due to investment income. An analysis of the (3.67)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Credit	0.12%
Commodities	4.56%
Currencies	2.01%
Interest Rates	5.10%
Stock Indices	(15.46)%
(3.67)%

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

July saw losses for the Fund, driven primarily from stock index holdings and foreign exchange trading in the emerging and developed markets. The United States’ inability to get the COVID-19 virus under control in the face of other nations of the world seemingly better able to handle the crisis generated concern that US economic growth would lag other countries, leading the FOMC to keep highly accommodative monetary easing in place longer. This dichotomy weakened the US dollar to two-year lows hurting the Fund’s long US dollar positioning against many other currencies. Stock index trading also generated losses for the Fund during July. Long positioning, primarily in Asia-Pacific and Europe, produced the bulk of the sector’s decline. Late in the month both the Asia-Pacific and European regions began to see an uptick in COVID-19 virus cases. Regional governments were quick to discuss the possibility of once again needing to shutdown economies to halt the spread which led to rapid risk-off sentiment in equity markets leading to lower prices. Commodity trading generated the best partially offsetting profits for the Fund. Long positioning on silver and gold proved profitable as both metals showed strong monthly gains. The aforementioned drivers of US dollar weakness were the primary cause of precious metal subsector gains. Some partially offsetting losses came from the grain and energy subsectors. Short grain holdings generated losses as the grain complex rallied during the month on poor crop conditions in the US Plains. Short positioning on natural gas suffered as high summer electric demand in the US sparked high price volatility that the systematic models failed to trade profitably. Interest rate positions from both short-dated and long-dated instruments also contributed gains during July. Long positioning on fixed income instruments profited as prices rose (yields fell) amid US/Chinese geopolitical tensions and as high uncertainty over the course of the COVID-19 crisis led to demand for safe haven assets.

Interest rate positions from both short-dated and long-dated instruments contributed some of the largest losses for the Fund during August. Long positioning on a variety of global fixed income instruments suffered as prices fell (yields rose). The COVID-19 crisis and related emergency fiscal spending has created the need for many governments around the world to finance this spending with new and, in some cases, record levels of debt issuance. That issuance put downward pressure on most global sovereign bond instruments which created losses for the Fund. Commodity trading also experienced sizeable losses for the Fund. A short position on natural gas generated large losses as that commodity rose over 30% during the month. Hot temperatures across the United States drove demand for natural gas for electricity generation to power air conditioning while inventory data showed storage at lower than expected levels. Some partially offsetting gains were experienced in long industrial metals positioning. Longs on copper and nickel profited as prices rose amid signs of a global supply shortage in the face of rising demand from countries such as China. Stock index trading generated partially offsetting gains for the Fund during August. Long positioning, especially in the United States, Canada, Japan, and Germany, produced profits as indexes in those countries experienced strong gains. A lessening of COVID-19 infections, signs that some governments were less willing to renew economic shutdowns to manage the virus crisis, and ongoing monetary and fiscal stimulus actions were all supportive of global stocks during the month. Lastly, foreign exchange trading contributed small additional gains during the month. Losses in emerging FX markets were more than offset by gains in developed FX positions, leading to a net profit within the asset class.

The Fund showed a loss in September, with interest rate positions from long-dated securities once again contributing some of the largest Fund profits during September. Long positioning on a variety of global fixed income instruments gained as prices rose (yields fell). September had a pronounced risk-off tone that benefitted fixed income holdings due to their attractive safe haven qualities. Overbought conditions in US tech stocks, a lack of progress on another US fiscal stimulus package, some signs that the global economic recovery was stalling, US Presidential election uncertainty, and signs that a new wave of COVID-19 cases was emerging in a variety of regions around the globe all led to the general risk-off malaise. Commodity trading also added gains for the Fund. A short position on natural gas generated profits as that market fell over 10% during the month. Swelling inventories linked with cooler temperatures in much of the United States were the catalyst to lower natural gas prices. A short position on gasoil also proved profitable amid anemic demand as the COVID-19 pandemic crimped diesel fuel purchases. Some partially offsetting losses were experienced in long industrial metal and long grain holdings. Prices in these two subsectors were depressed during the month by a strengthening US dollar on flight to safety buying. Foreign exchange trading contributed small losses during the month. Gains in emerging FX markets were more than offset by losses in developed FX positions, leading to a small net loss within the asset class. Stock index trading generated the largest losses for the Fund during September. Long positioning, especially in Europe, Australia, the UK, and Canada, produced losses as indexes in those countries declined amid the risk-off environment that dominated the month. Fresh virus outbreaks in the UK and Europe linked with concerns that the UK and the European Union were headed for a “no deal” Brexit weighed on equities in those countries. Falling commodity markets due to US dollar strength and concern over global growth prospects depressed equities in Australia and Canada.

2019 (For the Nine Months Ended September 30)

Of the 14.98% year to date return, approximately 19.44% was due to trading gains (before commissions) and approximately 2.05% due to investment income, offset by approximately (6.51)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 14.98% trading gains by sector is as follows:

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

Because the business of the Fund is the speculative trading of futures, forwards, and swaps, the composition of the Fund’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2020 and December 31, 2019 and the trading gains/losses by market category for the nine months ended September 30, 2020 and the year ended December 31, 2019.

	September 30, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.09%	0.12%
Commodities	0.96%	4.56%
Currencies	0.47%	2.01%
Interest Rates	0.78%	5.10%
Stock Indices	0.64%	(15.46%
Aggregate/Total	1.28%	(3.67)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (9.18)% year to date return, approximately (3.67)% was due to trading losses (before commissions) and approximately (6.56)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.05% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2020, by market sector.

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

Interest Rates

Interest rate movements directly affect the price of the sovereign bond positions and interest rate swap contracts held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. Campbell & Company does not anticipate that the risk profile of the Fund’s interest rate sector will change significantly in the future.

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

Credit

The Fund’s primary credit exposure is through fluctuations in the credit worthiness of a particular reference entity, basket of reference entities, or an index.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2020.

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

During the nine months ended September 30, 2020, the Fund operated as normal during the coronavirus (“COVID-19”) outbreak. The Fund had access to and the ability to trade in approved markets. There were no disruptions in the Fund’s accounting processes, transfer agent processes or cash processes including the ability to pay redemptions and meet margin requirements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of September 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2020 and 2019, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2020 and 2019, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2020 and 2019, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of September 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2020 and 2019, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2020 and 2019, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2020 and 2019, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 16, 2020	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer