Form 10-K
period 2020-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2021-03-26
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

Securities registered pursuant to Section 12 (g) of the Act:

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☑

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of February 28, 2021 there were 61,491.201 Units of General and Limited Partnership Interest issued and outstanding.

PART I

Item 1.	Business.

General development of business

Campbell Strategic Allocation Fund, L.P. (the "Registrant" or the "Fund") is a limited partnership, which was organized on May 11, 1993 under the Delaware Revised Uniform Limited Partnership Act. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures, forward and centrally cleared swaps markets. Specifically, the Fund trades in a diverse array of global assets, including global interest rates, stock indices, currencies, credit, and commodities.

The general partner and trading advisor of the Registrant is Campbell & Company, LP ("Campbell & Company"). In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures, forward and swaps markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.

During the continuous offering, the Fund was a registrant with the Securities and Exchange Commission (the "SEC") and was subject to the regulatory requirements under the Securities Act of 1933. (Units in the Fund are no longer offered, as described below.) The Fund is a "reporting company" subject to the regulatory requirements under the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission (the "CFTC"), an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (the "NFA"), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants, interbank market makers, and centrally cleared swaps brokers through which the Fund trades.

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

Narrative description of business

General

The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward currency contracts, centrally cleared swap contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. The Fund has no employees.

The Fund trades pursuant to a version of the Campbell Managed Futures Portfolio (the "CMF Portfolio"). The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, including trend following, systematic macro, and short-term in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

The CMF Portfolio combines a number of quantitative investment strategies and incorporates unique alpha sources across trend following, systematic macro, and short-term strategies. Trend following strategies use statistical methods to discover and capitalize on market inefficiencies. Diversification across time horizons and model specifications is key to capturing these alpha opportunities. Systematic macro strategies recognize that macroeconomic drivers exert substantial influence on asset pricing and return potential exists for those able to identify and exploit these relationships. These strategies use price and exogenous information (such as fundamental data) including term structure information and economic linkages among markets. Short- term strategies seek to identify market dislocations which are driven by a diverse set of nontraditional factors to capture short-term profits. The strategies utilize both momentum and mean reversion methods: momentum strategies seek to identify situations when traders may be chasing recent price movements, while mean reversion strategies attempt to detect when these movements have exhausted. Additional parameters, models, markets, and/or over-the-counter contracts may be included in or eliminated from the CMF Portfolio at Campbell & Company’s sole discretion.

The average sector allocation for each sector as of the previous six month ends through December 31, 2020 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. The entire offering proceeds, without deductions, were credited to the Fund's bank, brokerage and/or cash management accounts. The Fund meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures brokers, centrally cleared, and the over-the-counter (“OTC”) counterparties. This does not reduce the risk of loss from trading futures, forward, and swaps contracts. The Fund typically receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund's assets are deposited with over-the-counter counterparties or centrally cleared in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures brokers, over-the-counter or centrally cleared counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust Company to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers, swap and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Fund's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset backed securities.

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

The Fund opened a custodial account at The Northern Trust Company (the "Custodian"), and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Fund provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. government agency or municipal securities, banker acceptances, certificates of deposits, commercial paper, money market securities, short term investment-grade corporate debt securities or investment-grade asset-backed securities. All securities purchased by the Cash Manager on behalf of the Fund or other liquid funds of the Fund will be held in its custody account at the Custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account.

Market Sectors

Campbell & Company's CMF Portfolio trades in a fully diversified portfolio of futures, forward and swaps markets, including energy products, precious and base metals, interest rates, equity indices, foreign exchange, credit default and interest rate swaps detailed below.

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	Australian 90-Day Bill	Amsterdam Exchange Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Cocoa	Australian 3-Year Bond	CAC 40 Stock Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
Coffee	Australian 10-Year Bond	DAX Index	British Pound (2)	CDX Investment Grade North American Index	Hungarian Forint
Copper	Canadian 10-Year Bond	DJ Euro Stoxx 50	Canadian Dollar (2)	iTraxx Investment Grade Europe Index	Mexican Peso
Corn	Canadian 90-Day Bill	DJ Index	Chilean Peso (3)	iTraxx Senior Financials Europe Index	New Zealand Dollar
Cotton	Euro-BOBL	FTSE 100 Index	Chinese Yuan (3)	iTraxx Crossover Europe Index	Norwegian Krone
Crude Oil	Euro-Bono Spanish Gov. Bond	FTSE China A50	Colombian Peso		Polish Zloty
Feeder Cattle	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Czech Koruna		Singapore Dollar
Gold	Euro-BUND	FTSE MIB Index	Euro (2)		South African Rand
Heating Oil	Euro-Buxl 30-Year Bond	Hang Seng China Enterprises Index	Hungarian Forint		Swedish Krona
High Grade Copper	Euro-OAT French 10-Year Bond	Hang Seng Index	Indian Rupee (3)		Swiss Franc
KC Hard Red-Winter Wheat	Euro-Schatz	IBEX35 Stock Index	Indonesian Rupiah
Lead	Euribor	MSCI Singapore	Israeli Shekel
Lean Hogs	Eurodollar	MSCI Taiwan	Japanese Yen (2)
Live Cattle	Japanese 10-Year Bond	NASDAQ 100 Index	Mexican Peso
London Brent Crude	Long Gilt	Nikkei	New Zealand Dollar
London Gas Oil	Short Sterling	OMX Stock Index	Norwegian Krone
Natural Gas	Short Term Euro-BTP	Russell 2000 Index	Philippine Peso (3)
Nickel	Treasury Notes/2-Year	S&P 400 Index	Polish Zloty
NY Gasoline RBOB	Treasury Notes/5-Year	S&P 500 Index	Russian Ruble (3)
Palladium	Treasury Notes/10-Year	S&P 500 Volatility Index	Singapore Dollar
Platinum	Treasury Notes/30-Year	S&P Canada 60 Index	South African Rand
Silver	Treasury Ultra Long Bond	SGX CNX Nifty	South Korean Won (3)
Soybean Meal		SPI 200 Index	Swedish Krona
Soybean Oil		TOPIX	Swiss Franc (2)
Soybeans			Taiwan Dollar (3)
Sugar #11 (World)			Turkish Lira
Wheat
Zinc

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

Market Types

The Fund trades on a variety of United States and foreign futures exchanges, and in the off-exchange highly liquid, institutionally-based currency forward and swaps markets. As in the case of its market sector allocations, the Fund's commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Fund.

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
The Fund pays a combined annualized fee of approximately 0.10% per annum of the funds managed by the Cash Manager for cash management services, custodian fee, and fees associated with monitoring the Fund's cash management portfolio.

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
The over-the-counter counterparties' execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures and swaps brokers' charges, will equal approximately 0.60% of the Fund's net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund's net asset value per annum.

Regulation

The U.S. futures and swaps markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates futures and swaps market participants, including commodity exchanges, commodity pool operators, commodity trading advisors, swap dealers and clearing firms which are referred to in the futures industry as "futures commission merchants." Campbell & Company and certain of its affiliates are registered with the CFTC in the capacity of a commodity pool operator and/or commodity trading advisor, as applicable. Futures and swaps professionals are also regulated by the NFA, a self-regulatory organization for the futures and swaps industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Fund's commodity pool operator and/or commodity trading advisor, as applicable.

Under existing CFTC and NFA guidance, foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client's OTC counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal ("notional") amount or quantity. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated, including provisions that comprehensively regulate swap transactions for the first time. Under Title VII of Dodd-Frank, a substantial portion of OTC derivatives are required to be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the U.S. federal regulators. OTC derivatives dealers acting as clearing members typically demand the unilateral ability to increase collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums. The CFTC, as well as U.S. prudential regulators, have also imposed margin requirements on non-cleared OTC derivatives and requirements on the holding of customer collateral.  The SEC has also adopted requirements imposing margin and segregation requirements with respect to the categories of non-cleared OTC derivatives subject to its jurisdiction, which requirements will into effect in 2021. These requirements may increase the amount of collateral that the Fund is required to provide and the costs associated with providing it.  As OTC derivatives dealers are required under these requirements to post margin to their counterparties and to the clearinghouses through which they clear their trades instead of using such margin in their operations as they have historically been allowed to do, the costs of swap dealer have increases and will continue to increase.  These costs are likely to be passed through to other swap market participants (including the Fund) in the form of higher fees and less favorable dealer marks.

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

The SEC and the CFTC under Dodd-Frank also have the authority to require that certain categories of swaps (in the case of the CFTC) and security-based swaps (in the case of the SEC) to be traded and executed on trading facilities and cleared through central clearing counterparties. The CFTC has already implemented regulations subjecting many categories of swaps to these requirements and it is expected that additional categories of swaps will become subject to these requirements in the future. The SEC is expected to impose similar trading, execution and clearing requirements on certain security-based swaps, although it is not yet clear when the parallel SEC requirements will be finalized and go into effect.  Moving trading to an exchange-type system may increase market transparency and liquidity, but may require the Fund to incur increased expenses to access the same types of instruments and may make it more difficult and costly for investment fund, including the Fund, to enter into highly tailored or customized transactions. Rules adopted by the CFTC in 2012 require centralized reporting of detailed information about cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, the safeguards established to protect anonymity may not function as expected.

The OTC derivatives dealers that the Fund is facing are required to register with the CFTF as swap dealers and, beginning in 2021, many will be required to register with the SEC as security-based swap dealers.  Registered dealers are subject to various regulatory burdens that have and will continue to increase the overall costs for OTC derivatives dealers, which may be passed along to the Fund.

The full impact of Dodd-Frank on the Fund and Campbell & Company remains uncertain.

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

Potential Loss of Investment

There is a risk that an investment in the Fund will be lost entirely or in part. The Fund is not a complete investment program and should represent only a portion of an investor’s portfolio management strategy.

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

Risk of Natural Disasters, Epidemics, Terrorist Attacks and War

Countries and regions in which the Fund invests, where Campbell & Company has offices or where the Fund or Campbell & Company otherwise do business are susceptible to natural disasters (e.g., fire, flood, earthquake, storm and hurricane), epidemics, pandemics or other outbreaks of serious contagious diseases. The occurrence of a natural disaster or epidemic could, directly or indirectly, adversely affect and severely disrupt the business operations, economies and financial markets of many countries (even beyond the site of the natural disaster or epidemic) and could adversely affect the Fund’s investment program or Campbell & Company’s ability to do business. In addition, terrorist attacks, or the fear of or the precautions taken in anticipation of such attacks, could, directly or indirectly, materially and adversely affect certain industries in which the Fund invests or could affect the countries and regions in which the Fund invests, where Campbell & Company has offices or where the Fund or Campbell & Company otherwise do business. Other acts of war (e.g., war, invasion, acts of foreign enemies, hostilities and insurrection, regardless of whether war is declared) could also have a material adverse impact on the financial condition of industries or countries in which the Fund invests.

The novel coronavirus (or COVID-19), and the emergence of new strains of the virus, has created and is expected to continue to create economic and social uncertainty throughout the world, even as countries begin vaccine rollout. The ultimate impact of COVID-19 is difficult to predict, but it is possible that such outbreak could have an enduring and materially adverse impact on global, national and local economies and supply chains. In particular, disruptions to commercial activity relating to the imposition of quarantines and travel restrictions, or failures to contain the virus despite these measures along with the vaccine, could materially and adversely impact the Fund’s investments, both in the near-and long-term. In addition, the imposition of travel restrictions (including “shelter-in-place” or “lock-down” directives) may impact the ability of Campbell & Company’s personnel to travel in connection with potential or existing investments, or otherwise disrupt Campbell & Company’s operations and business activities, which could negatively impact Campbell & Company’s ability to effectively identify, monitor and trade the Fund’s investments. A climate of uncertainty stemming from COVID-19 and a general economic downturn may reduce the availability of potential investment opportunities, increase the difficulty of generating reliable Models and adversely affect the Fund, its investments and Campbell & Company.

The U.S. and non-U.S. governments, central banks and other governmental entities have introduced, or are in the process of introducing, stimulus programs to mitigate the economic fallout of the COVID-19 pandemic. The implementation of such programs may be delayed due to political factors that are changing rapidly. Even if such programs are implemented, their impact is uncertain and it is impossible to predict whether any such measures will be successful. The implementation of such programs could increase the volatility of the markets in which the Fund invests, resulting in rapid shifts in the Fund’s performance. While Campbell & Company will seek to continue to manage the Fund’s portfolio in a manner that is consistent with the Fund’s investment objective, that may prove to be impossible or impracticable, requiring the Fund’s portfolio to temporarily deviate (possibly materially) from historic norms.

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

Futures, Forwards and Swaps Trading is Highly Speculative and Volatile

Futures, forwards and swaps trading is speculative, and is not intended to be a complete investment program. Futures, forwards and swaps have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures, forwards and swaps trading is designed only for sophisticated investors who are able to bear the risk of capital loss. There can be no assurance that your account will achieve its investment objectives. Prospective investors are cautioned that they could lose all or substantially all of their investment. Prospective investors should understand that their account's performance can be volatile.

Futures, Forwards and Swaps Trading Involves Substantial Leverage

The low margin deposits normally required in futures, forwards and swaps contracts trading permit an extremely high degree of leverage; margin requirements for futures, forwards and swaps contracts trading being in some cases as little as 2% of the face value of the contracts traded.  Accordingly, the Fund is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures, forwards or swaps contract may result in immediate and substantial losses to the investor.  For example, if at the time of purchase, 10% of the price of the futures, forwards, or swaps contract is deposited as margin, a 10% decrease in the price of the futures, forwards or swaps contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions.  The Fund's ratio of margin to equity is typically 10% to 30%.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures, Forwards and Swaps Trading May Be Illiquid

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

Foreign Exchange/Cross Rates Trading

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")

In response to the financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously had been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective, not all of which have been finalized, and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Fund, Campbell & Company, and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

Recent market turmoil has prompted certain acts of governmental intervention, and it is likely that additional measures will be implemented in the future.  No assurances can be made that any such measures would be successful. Such measures could have unexpected, and potentially adverse, effects on the Fund or Campbell & Company (or any affiliates thereof), the markets in which the Fund will trade, or certain investment strategies in which the Fund engages or may have otherwise engaged.

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

While Campbell & Company is registered with the CFTC as a commodity trading advisor and is subject to regulation by the CFTC, Campbell & Company is exempt from certain requirements of CFTC registration in reliance upon an exemption provided under CFTC Rule 4.7.  Therefore, neither the Fund nor the Unitholders have the full benefit of the protections afforded by, nor is Campbell & Company fully subject to the restrictions contained in, such CFTC registration and regulations.

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

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2020, there were 2,824 Limited Partners in the Registrant and 63,149.651 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Total Assets	$138,973	$168,456	$192,827	$278,543	$397,752
Total Partners' Capital	135,145	163,854	187,246	270,904	376,646
Total Net Trading Gain (Loss) (includes brokerage commissions)	6,094	18,505	(16,517)	17,080	(41,304)
Net Income (Loss)	(3,516)	9,534	(28,728)	(2,310)	(72,322)
Net Income (Loss) Per General and Limited Partner Unit *	(49.86)	116.71	(279.51)	(17.18)	(397.20)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	(52.66)	91.29	(279.60)	(7.79)	(410.88)
Weighted Average Number of Units Outstanding	70,527.798	81,688.549	102,781.101	134,438.733	182,079.450

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	1st Qtr. 2020	2nd Qtr. 2020	3rd Qtr. 2020	4th Qtr. 2020
Total Net Trading Gain (Loss) (includes brokerage commissions)	$11,092	$(9,235)	$(7,983)	$12,220
Net Income (Loss)	7,679	(10,542)	(10,461)	9,808
Net Income (Loss) per General and Limited Partner Unit *	103.72	(146.16)	(149.55)	(212.61)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	99.33	(148.93)	(151.64)	148.58
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,292.06	2,143.13	1,991.49	2,140.07
Weighted Average Number of Units Per Period	74,037.033	72,124.503	69,953.500	65,996.157

	1st Qtr. 2019	2nd Qtr. 2019	3rd Qtr. 2019	4th Qtr. 2019
Total Net Trading Gain (Loss) (includes brokerage commissions)	$8,255	$11,245	$13,727	$(14,722)
Net Income (Loss)	6,211	9,104	11,219	(17,000)
Net Income (Loss) per General and Limited Partner Unit *	71.05	110.05	140.31	(221.76)
Increase (Decrease) in Net Asset Value per General and Limited Partner Unit	70.68	108.20	135.93	(223.52)
Net Asset Value per General and Limited Partner Unit at the End of the Period	2,172.12	2,280.32	2,416.25	2,192.73
Weighted Average Number of Units Per Period	87,412.626	82,721.729	79,960.188	76,695.652

*	Based on weighted average number of units outstanding during the period.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Fund's assets are deposited with over-the-counter counterparties or centrally cleared in order to initiate and maintain forward or contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

Results of Operations

The returns for the years ended December 31, 2020, 2019, and 2018 were (2.40)%, 4.34%, and (11.74)%, respectively. During the years ended December 31, 2020, 2019 and 2018, the Fund accrued brokerage fees in the amounts of $10,734,556, $12,942,770, and $15,949,056, respectively, and paid brokerage fees in the amounts of $10,897,723, $13,093,641, and $16,448,864, respectively. No performance fees were accrued or paid during the years ended December 31, 2020, 2019 and 2018.

2020 (For the Year Ended December 31)

Of the (2.40)% year to date return, approximately 5.21% was due to trading gains (before commissions) and approximately 1.13% due to investment income, offset by approximately (8.74)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 5.21% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	0.08%
Commodities	10.47%
Foreign Exchange	4.34%
Interest Rates	2.73%
Equity Indices	(12.41)%
5.21%

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

Losses in May once again came from foreign exchange, as well as commodity and stock index holdings, while interest rate positions contributed some gains. May’s short positioning on several of the so-called commodity currencies, namely the Norwegian krone and Australian dollar, produced losses when those currencies rallied strongly.  Fueling the run-up was a sharp rebound in many beaten down commodity markets, specifically the energy complex, as optimism grew that the worst of the COVID-19 crisis was over.  A long position on the Canadian dollar (versus short the US dollar) contributed some partially offsetting gains for the sector on the same commodity currency drivers cited above. Commodity holdings produced additional losses for the Fund during the month.  Short positioning on the energy, grain, and industrial metal complexes showed losses as those markets rallied driven by the improving COVID-19 crisis.  A long holding on precious metals, specifically silver, produced some partially offsetting gains for the sector as expected industrial demand overwhelmed limited supplies of the metal. Short positioning on stock indexes in Europe and Japan suffered as most global stock indices continued to bounce higher from the March COVID-19 crisis lows.  Regional economic re-openings linked with no new major spikes in coronavirus cases fueled the equity optimism.  A long position on the Hong Kong Hang Seng index added to sector losses as that market was one of the few global indexes to sell-off during May.  China's legislature approved a proposal to impose a highly contentious national security law in the semi-autonomous territory which sparked the regional equity sell-off. Interest rate positions from both long and short-dated instruments contributed partially offsetting gains to the Fund in May.  A short position on the German 10-year note was one of the most profitable markets in the sector.  The German Bund sold-off during the month (prices lower and yields higher) as signs of improvement in the coronavirus crisis caused traders to shun safe haven assets in favor of riskier ones.

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

July saw losses for the Fund, driven primarily from stock index holdings and foreign exchange trading in the emerging and developed markets. The United States’ inability to get the COVID-19 virus under control in the face of other nations of the world seemingly better able to handle the crisis generated concern that US economic growth would lag other countries, leading the FOMC to keep highly accommodative monetary easing in place longer. This dichotomy weakened the US dollar to two-year lows hurting the Fund's long US dollar positioning against many other currencies. Stock index trading also generated losses for the Fund during July. Long positioning, primarily in Asia-Pacific and Europe, produced the bulk of the sector's decline. Late in the month both the Asia-Pacific and European regions began to see an uptick in COVID-19 virus cases. Regional governments were quick to discuss the possibility of once again needing to shutdown economies to halt the spread which led to rapid risk-off sentiment in equity markets leading to lower prices. Commodity trading generated the best partially offsetting profits for the Fund. Long positioning on silver and gold proved profitable as both metals showed strong monthly gains. The aforementioned drivers of US dollar weakness were the primary cause of precious metal subsector gains. Some partially offsetting losses came from the grain and energy subsectors. Short grain holdings generated losses as the grain complex rallied during the month on poor crop conditions in the US Plains. Short positioning on natural gas suffered as high summer electric demand in the US sparked high price volatility that the systematic models failed to trade profitably. Interest rate positions from both short-dated and long-dated instruments also contributed gains during July. Long positioning on fixed income instruments profited as prices rose (yields fell) amid US/Chinese geopolitical tensions and as high uncertainty over the course of the COVID-19 crisis led to demand for safe haven assets.

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

The Fund showed a small loss in September, with interest rate positions from long-dated securities once again contributing some of the largest Fund profits during September. Long positioning on a variety of global fixed income instruments gained as prices rose (yields fell). September had a pronounced risk-off tone that benefitted fixed income holdings due to their attractive safe haven qualities. Overbought conditions in US tech stocks, a lack of progress on another US fiscal stimulus package, some signs that the global economic recovery was stalling, US Presidential election uncertainty, and signs that a new wave of COVID-19 cases was emerging in a variety of regions around the globe all led to the general risk-off malaise. Commodity trading also added gains for the Fund. A short position on natural gas generated profits as that market fell over 10% during the month. Swelling inventories linked with cooler temperatures in much of the United States were the catalyst to lower natural gas prices. A short position on gasoil also proved profitable amid anemic demand as the COVID-19 pandemic crimped diesel fuel purchases. Some partially offsetting losses were experienced in long industrial metal and long grain holdings. Prices in these two subsectors were depressed during the month by a strengthening US dollar on flight to safety buying. Foreign exchange trading contributed small losses during the month. Gains in emerging FX markets were more than offset by losses in developed FX positions, leading to a small net loss within the asset class. Stock index trading generated the largest losses for the Fund during September. Long positioning, especially in Europe, Australia, the UK, and Canada, produced losses as indexes in those countries declined amid the risk-off environment that dominated the month. Fresh virus outbreaks in the UK and Europe linked with concerns that the UK and the European Union were headed for a "no deal" Brexit weighed on equities in those countries. Falling commodity markets due to US dollar strength and concern over global growth prospects depressed equities in Australia and Canada.

The Fund showed a gain in October with profits coming from commodity and FX positions, while stock index and interest rate holdings produced some partially offsetting losses. Commodity trading drove gains for the Fund.  Long positioning on the industrial metals complex profited as prices rallied across the subsector with strengthening fundamentals outweighing concerns over a new wave of COVID-19 infections in Europe and the US. Nickel led monthly gains as multiple typhoons in the Philippines threatened exports and COVID-induced mine closures dented supply.  Long holdings on the soft commodities also proved profitable.  Sugar and cotton both advanced on poor crop conditions driven by adverse weather in their respective growing regions. Foreign exchange trading contributed additional profits during October.  Gains were concentrated in emerging FX markets.  Short positioning on the Polish Zloty (versus long US dollar) profited amid renewed COVID-19 lockdown measures across Europe.  Long holdings on the Korean won and Chinese renminbi (versus short US dollar) experienced gains as both currencies appreciated due to improving economic growth as many Asian countries maintained better control over new COVID-19 outbreaks. Stock index trading generated the largest partially offsetting losses for the Fund.  Regionally, stock index performance varied widely and many indexes experienced volatile price action amid a cross current of news and events.  European indices saw steep losses and to a lesser extent so did US indexes, while many markets in Asia actually produced gains.  This varied and erratic price action proved difficult for the Fund’s systematic trading systems to successfully navigate. Interest rate positions also contributed losses during the month with declines most pronounced in short-dated instruments.  Short positioning on European short-end paper was hurt as prices advanced after a resurgence of COVID-19 infections in the region prompted flight-to-safety buying as governments announced new lockdown measures in an attempt to slow the viral outbreak.

The Fund showed a gain in November with profits coming from stock index, commodity, and credit positions, while interest rate and FX holdings produced some partially offsetting losses. Long positioning on global stock indexes drove profits for the Fund during November.  Stock markets around the globe started the month strong after the US presidential and congressional election results indicated a divided government in the US and as concerns over a disputed presidential election result began to fade.  Bull market optimism continued through the second half of the month as several pharmaceutical companies reported promising results from COVID-19 vaccine trials. Commodity trading also generated gains.  Long grain holdings were additive to the Fund with the soy complex providing the largest gains. Soy prices advanced on a bearish supply outlook and expectations that Chinese demand for soybeans will climb next year.  Long positioning on the industrial metals complex also generated gains, driven by a weaker US dollar and improving Chinese economic data which sparked a rally as base metal demand expectations improved. In credit trading, short protection positions generated gains as US and European credit spreads narrowed on the same risk-on drivers that drove global stocks higher during the month. Interest rate positions contributed losses during November with declines most pronounced in long-dated instruments.  Long positioning on Australian and UK 10-year notes were hurt as yields surged (prices fell) as the flight-to-safety bid dried up following encouraging announcements from COVID-19 vaccine trials.  The absence of US election surprises also saw the US long bond sell-off (yields rose) which generated a loss for long positioning on that market as well as FX trading contributing small additional losses during November.  Losses were realized from trading both the developed and emerging FX markets against the US dollar, which continued its long-term bear trend lower during the month.

The Fund showed a gain in December with profits coming from commodity, stock index, FX, and credit positions, while interest rate holdings produced some partially offsetting losses. Commodity trading drove profits for the Fund during December.  Long holdings on the soy complex produced the best results within the sector. Soybeans and related products rallied to multiyear highs on dry weather in key growing regions as Chinese demand continues to rise.  Long positioning on the precious metals, softs, and industrial metals generated gains driven by a weaker US dollar and expectations for improving global demand.  A short position on natural gas added to profits as warmer weather and abundant supply pushed prices lower in the second half of the month. Long positioning on global stock indexes also generated gains amid a risk-on environment.  Stock markets around the globe mostly rallied as COVID-19 vaccines began to be distributed, the US Congress passed a long-awaited COVID fiscal stimulus package that President Trump signed into law, and as the UK and European Union came to a settlement on a Brexit separation agreement late in the month. In credit trading, short protection positions generated gains as US and European credit spreads narrowed on the same risk-on drivers that drove most global stocks higher. Foreign exchange trading contributed additional gains during December.  Profits were realized from trading both the emerging and developed FX markets against the US dollar, which continued its long-term bear trend lower during the month. Interest rate positions produced some partially offsetting losses during the month with declines most pronounced in long-dated instruments.  Short positioning in UK and German 10-year notes suffered as Brexit uncertainty throughout the month pushed prices higher (yields fell).  Long positioning in Australian fixed income instruments and US Treasuries also created losses as prices fell (yields rose) with encouraging vaccine news and prospects for US fiscal stimulus outweighing increasing COVID cases.

2019 (For the Year Ended December 31)

Of the 4.34% year to date return, approximately 10.42% was due to trading gains (before commissions) and approximately 2.60% due to investment income, offset by approximately (8.68)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 10.42% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(8.27)%
Foreign Exchange	(3.68)%
Interest Rates	12.74%
Equity Indices	9.63%
10.42%

The Fund was lower in January with losses coming from commodity and foreign exchange positions, while fixed income and stock holdings produced partially offsetting gains for the Fund.  Commodity trading generated losses for the Fund in January.  Short energy positions suffered as the complex rebounded from multi-year lows on back of bullish fundamental developments and a general increase in risk sentiment.  Short grain positioning also detracted as the sector traded higher amid adverse weather conditions in key growing regions, and some optimism surrounding the latest round of trade talks between the US and China. Foreign exchange positioning produced additional losses, with gains in long emerging market currencies (versus the USD) being overshadowed by losses in the developed markets, where we were net short against the greenback.  The USD was broadly weaker on the month with the notable themes being the US government shutdown and a less hawkish FOMC.  Short positioning on several of the commodity currencies produced the largest losses as those currencies rallied on back of the increase in prices across the petroleum complex during the month.  Interest rate positions from long-dated instruments provided offsetting profits during the month.  Long positioning on bonds issued by Australia, Canada, and France generated the largest gains.  The shift in central bank rhetoric to a more dovish tone caused global fixed income markets to rise to start the year.   Stock index positions also produced some offsetting gains during the month.  Despite a myriad of global headwinds, stock markets recovered from their December sell-off, encouraged by a resumption of trade talks, dovish Fed takeaways, and the start of US Q4 earnings that mostly met expectations. Shorter term strategies moved from short to long, flipping net Fund positioning in time to capitalize on rallying equity markets, especially in the Hang Seng index.

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

The Fund showed a loss in September, with losses coming from interest rate and commodity positions, while stock index holdings produced some partially offsetting gains for the portfolio.  Foreign exchange holdings had little impact on the portfolio during the month. Interest rate positions from both short-dated and long-dated instruments provided losses during September.  Long positioning, especially in Australia and Europe, contributed the largest losses to the sector as progress on the US-Chinese trade talks overshadowed the US political situation.  European fixed income markets took an additional leg lower after the ECB’s hawkish rate cut and commentary which emphasized fiscal policy over additional monetary stimulus. Partially offsetting those losses were gains from short positions on the US 10 year and 30 year Treasury bonds. Commodity trading produced additional losses for the portfolio during the month.  Short positioning in some energy markets suffered after the petroleum complex initially spiked higher following the September 14th rebel attacks on a Saudi Arabian oil field and processing facility.  In the softs, a short sugar holding incurred losses as the commodity was boosted by signs of tightening supplies.  Additional losses were produced from our short grain holdings.  The grain markets rose as potential purchases of US agricultural goods by China were said to be in focus in discussions between the countries' trade representatives.  Foreign exchange positions had little net P&L impact to the portfolio during September. Gains in our emerging market positions were overwhelmed by a short position on the Australian dollar.  The Aussie currency moved higher on back of the improvements in US-Chinese trade talks and the Australian central bank pausing their monetary policy easing measures. Long global stock positioning provided the portfolio with some partially offsetting gains.  Stock indexes closed higher in September but ebbed and flowed throughout the month as the markets focused on better US-Chinese trade headlines, improving US macro data, geopolitical concerns, and expectations for more central bank policy support.  The best monthly stock index gains were found in Europe.

Losses in October were from FX, interest rate, commodity, and stock index positions as the Fund’s foreign exchange holdings contributed the largest declines during the month. Losses were dominated by short positions in the developed market currencies (versus long the USD), specifically in the British pound, and Australian and New Zealand dollars.  The US dollar was broadly weaker during the month amid a US interest rate cut and as risk-on flows were fueled by improving sentiment around both US-China trade relations and the Brexit outlook.  The British pound rallied throughout the month on back of Brexit-related enthusiasm.  The Australian and New Zealand dollars benefited from the generally positive progress on US-China trade negotiations. Interest rate positions from both short-dated and long-dated instruments contributed additional losses.  Long positioning in Japan, Australia, and Europe all suffered amid improving risk sentiment driven by signs that the US and China were making concrete advancements with “Phase One” of the trade deal.  Progress towards an orderly United Kingdom exit from the European Union also helped drive investors out of fixed income and into riskier assets which hurt the Fund’s rate positioning. Commodity trading also produced losses for the Fund during October.  The energy sub-sector was the main detractor as a short position on natural gas suffered amid cooler than expected temperatures in the US, which sent prices sharply higher.  In addition, choppy price action within the petroleum complex proved challenging for our trading systems to profitably navigate.  Some partially offsetting gains were achieved in the precious metals, meats, and grains sub-sectors. Global stock index trading was also a drag on the Fund during the month.  Short-term strategies experienced losses in the United Kingdom’s FTSE 100 index as they were whipsawed by a sharp sell-off early in October, followed by a recovery later in the month.  Some partially offsetting gains were seen from long positioning on US and Japanese stock indices which rose driven by the risk-on tailwinds and better than expected earnings reports seen during the month.  Losses in the UK overwhelmed any gains experienced in other regions of the world.

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

The Fund generated losses in December with its interest rate, foreign exchange, and commodity positions, while stock index holdings created some partially offsetting gains for the Fund. The interest rate sector generated some of the largest monthly losses.  Long positioning on both long-dated and short-dated instruments suffered as prices fell (yields rose) as safe-haven assets were sold due to a resurgent risk-on environment driven by positive progress on a US-China trade agreement.  A long position on the Australian 10-year note generated the largest losses within the sector as that instrument sold-off throughout the month. Foreign exchange trading was also a major detractor to the Fund during December.  Short positions on the Norwegian krone and Australian dollar (both versus long US dollar) suffered amid an improvement in risk-on sentiment.  A cooling of trade tensions between the US and China helped to fuel monthly gains for both of these so-called "commodity currencies" which hurt the Fund's short positioning.  Some partially offsetting gains were found in the emerging FX sub-sector.  A long position on the Brazilian real (versus short US dollar) benefitted from the same risk-on dynamic. Commodity holdings contributed small additional losses during the month.  Short positioning on the grain markets, most notably a short on soybeans, were hurt by progress on a new US-Chinese trade accord where China agreed to purchase large quantities of US crops which sent prices higher.  Mostly offsetting gains were generated by the energy sub-sector.  Long positioning on Brent and crude produced some of the best profits as those products benefitted from lower inventory levels, some rising geopolitical risks, and a weaker US dollar. Global stock index trading produced the only gains for the Fund during December.  Long positioning across most global stock indexes proved profitable as equities generally moved higher during the month. Diminished trade tensions, supportive central bank policies, and dampened risk related to Brexit all provided a tailwind for stocks to close out the decade.

2018 (For the Year Ended December 31)

Of the (11.74)% year to date return, approximately (5.54)% was due to trading losses (before commissions) and approximately (8.18)% due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.98% due to investment income. An analysis of the (5.54)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.96)%
Foreign Exchange	3.56%
Interest Rates	1.81%
Equity Indices	(8.95)%
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

The Fund's risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, credit, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund's VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

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

Because the business of the Fund is the speculative trading of futures, forwards, and swaps, the composition of the Fund's trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Fund's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2020, 2019 and 2018 and the trading gains/losses by market category for the years then ended.

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.11%	0.08%
Commodities	0.71%	10.47%
Foreign Exchange	0.51%	4.34%
Interest Rates	0.87%	2.73%
Equity Indices	0.63%	(12.41)%
Aggregate/Total	1.43%	5.21%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the (2.40)% year to date return, approximately 5.21% was due to trading gains (before commissions) and approximately 1.13% due to investment income, offset by approximately (8.74)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.27)%
Foreign Exchange	0.60%	(3.68)%
Interest Rates	0.61%	12.74%
Equity Indices	0.71%	9.63%
Aggregate/Total	1.19%	10.42%

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

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.87%	(1.96)%
Foreign Exchange	0.80%	3.56%
Interest Rates	0.47%	1.81%
Equity Indices	0.76%	(8.95)%
Aggregate/Total	2.11%	(5.54)%

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

The following were the primary trading risk exposures of the Fund as of December 31, 2020, by market sector.

Foreign Exchange

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

Equity Indices

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

The following were the non-trading risk exposures of the Fund as of December 31, 2020.

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

During 2020, the Fund operated as normal during the coronavirus outbreak.  The Fund had access to and the ability to trade in approved markets.  There were no disruptions in the Fund’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

The future impact of COVID-19 on the financial performance of the Fund’s investments will depend on future developments, including the effectiveness of vaccines and their recent rollout to the public as new strains of the virus emerge, and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Fund’s ability to trade and investment results may be materially affected.

Item 8.	Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 48 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Campbell & Company, the general partner of the Fund, with the participation of the general partner's chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief operating officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Fund's internal control over financial reporting was effective.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company's directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and, since November 2012, has served as the Chief Executive Officer of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Mr. Andrews is a member of the Board of Directors of various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited, and Campbell Advantage Offshore Limited, each an international business company incorporated in the Cayman Islands; The Campbell Offshore Fund Limited SPC (formerly known as The Campbell Global Assets Fund Limited SPC), a segregated portfolio company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Offshore Fund Limited, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Master Fund LP, an exempted limited partnership registered in the Cayman Islands; and Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member.  Since August 2017, Mr. Andrews has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP.  Since November 2014, Mr. Andrews has also served as an officer of Campbell & Company, LLC. Since August 2018 Mr. Andrews has served on the firm’s Executive Committee.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee. Mr. Andrews served as Co-Director of Research from November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President, Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. Mr. Andrews has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively and registered as an NFA Associate Member and an Associated Person of Campbell & Company effective April 10, 2013 and April 11, 2013, respectively.

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

Dr. Kevin Cole, born in 1972, joined Campbell & Company in October 2003 and has served as Chief Investment Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017. Since December 2019, Dr. Cole has served as both a director and an office of Campbell & Company, LLC, the general partner of Campbell & Company. Since August 2018 Mr. Cole has served on the firm’s Executive Committee.  In February 2017, Dr. Cole was appointed to serve Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, as an executive officer.  Since he joined the firm Dr. Cole has had a significant role in the ongoing research and development of Campbell & Company’s trading systems. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017, Director, Investment Strategies from October 2013 to December 2015, Research Manager from October 2006 to September 2013 and Senior Researcher from October 2003 to September 2006.  He was appointed to the firm’s Investment Committee in January 2016.  As Chief Research Officer, Dr. Cole is responsible for the management of the research and investment process at the firm.  Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley.  Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2020, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2020, Campbell & Company owned 0.000 Units of General Partnership Interest having a value of $0. Units of General Partnership will only be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

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

The principal accountant for the years ended December 31, 2020 and 2019 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2020 and 2019 were $123,375 and $120,750, respectively.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 52 thereof.

(2)	Schedules:

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2020 and 2019, (ii) Statements of Financial Condition as of December 31, 2020 and 2019, (iii) Statements of Operations For the Years Ended December 31, 2020, 2019 and 2018, (iv) Statements of Cash Flows For the Years Ended December 31, 2020, 2019 and 2018, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2020, 2019 and 2018, (vi) Financial Highlights For the Years Ended December 31, 2020, 2019 and 2018, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2020 and 2019, (ii) Statements of Financial Condition as of December 31, 2020 and 2019, (iii) Statements of Operations For the Years Ended December 31, 2020, 2019 and 2018, (iv) Statements of Cash Flows For the Years Ended December 31, 2020, 2019 and 2018, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2020, 2019 and 2018, (vi) Financial Highlights For the Years Ended December 31, 2020, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2021.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 26, 2021.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ Gabriel A. Morris	Chief Operating Officer
Gabriel A. Morris

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2020

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Campbell Strategic Allocation Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the "Fund"), including the condensed schedules of investments, as of December 31, 2020 and 2019, the related statements of operations, cash flows, changes in partners' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations, its cash flows, changes in its partners' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 26, 2021

We have served as the Fund's auditor since 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$5,362,418	3.97%
	Credit Cards	548,406	0.41%
	Equipment Loans	610,982	0.45%
	Total Asset Backed Securities (cost $6,496,521)	6,521,806	4.83%

	Bank Deposits
	United States
	Financials	874,999	0.65%
	Total Bank Deposits (cost $875,109)	874,999	0.65%

	Commercial Paper
	Switzerland
	Financials (cost $1,063,200)	1,064,733	0.79%
	United Kingdom
	Financials (cost $729,469)	729,374	0.55%
	United States
	Consumer Discretionary	2,394,214	1.78%
	Consumer Staples	1,464,908	1.08%
	Energy	1,364,790	1.01%
	Financials	8,276,221	6.12%
	Industrials	2,434,867	1.80%
	Utilities	9,903,470	7.33%
	Total United States (cost $25,835,969)	25,838,470	19.12%
	Total Commercial Paper (cost $27,628,638)	$27,632,577	20.45%

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,918,395	1.42%
	Canada
	Financials (cost $3,752,648)	3,759,657	2.78%
	Germany
	Consumer Discretionary (cost $2,144,696)	2,158,878	1.60%
	Switzerland
	Financials (cost $1,304,759)	1,322,027	0.98%
	United Kingdom
	Financials (cost $1,880,000)	1,883,519	1.38%
	United States
	Communications	545,680	0.40%
	Consumer Discretionary	6,017,125	4.46%
	Consumer Staples	909,534	0.67%
	Energy	2,551,362	1.89%
	Financials	10,134,257	7.50%
	Industrials	2,475,189	1.83%
	Technology	3,041,520	2.25%
	Total United States (cost $25,556,403)	25,674,667	19.00%
	Total Corporate Bonds (cost $36,548,506)	36,717,143	27.16%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 01/14/2021 (1)	2,134,972	1.58%
$7,675,000	U.S. Treasury Bills Due 02/11/2021 (1)	7,674,517	5.68%
$12,085,000	U.S. Treasury Bills Due 03/11/2021 (1)	12,083,332	8.94%
	Total Government and Agency Obligations (cost $21,892,544)	21,892,821	16.20%
	Total Fixed Income Securities (cost $93,441,318) (2)	$93,639,346	69.29%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $21,892,821 deposited with the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $8,053,123)	$8,053,123	5.96%
Total Short Term Investments (cost $8,053,123)	$8,053,123	5.96%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,420,040	1.05%
Energy	233,562	0.17%
Metals	2,030,713	1.50%
Stock indices	946,270	0.70%
Short-term interest rates	163,439	0.12%
Long-term interest rates	971,543	0.72%
Net unrealized gain (loss) on long futures contracts	5,765,567	4.26%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(132,206)	(0.10)%
Energy	53,644	0.04%
Metals	(860,760)	(0.64)%
Stock indices	9,072	0.01%
Short-term interest rates	33,161	0.02%
Long-term interest rates	(107,424)	(0.08)%
Net unrealized gain (loss) on short futures contracts	(1,004,513)	(0.75)%
Net unrealized gain (loss) on open futures contracts	$4,761,054	3.51%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$4,948,421	3.66%
Various short forward currency contracts	(3,823,010)	(2.83)%
Net unrealized gain (loss) on open forward currency contracts	$1,125,411	0.83%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $817,091) (3)	$1,265,353	0.94%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $111,176) (4)	$392,904	0.29%

(3)
Includes $1,261,433 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $465,134 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,083,815	4.93%
	Credit Cards	1,495,173	0.91%
	Equipment Loans	563,774	0.35%
	Utility Rate Reduction Bonds	366,602	0.22%
	Total Asset Backed Securities (cost $10,469,597)	10,509,364	6.41%

	Bank Deposits
	Singapore
	Financials	1,145,043	0.70%
	Total Bank Deposits (cost $1,145,035)	1,145,043	0.70%

	Commercial Paper
	Australia
	Financials (cost $1,392,419)	1,392,117	0.85%
	Canada
	Financials (cost $599,779)	599,772	0.37%
	Spain
	Financials (cost $806,584)	806,563	0.49%
	Sweden
	Financials (cost $1,679,537)	1,679,728	1.02%
	Switzerland
	Financials (cost $2,223,438)	2,223,543	1.36%
	United States
	Communications	1,547,565	0.94%
	Consumer Discretionary	9,757,433	5.95%
	Consumer Staples	1,099,493	0.67%
	Financials	16,563,388	10.11%
	Industrials	1,098,672	0.67%
	Utilities	16,262,810	9.93%
	Total United States (cost $46,329,947)	46,329,361	28.27%
	Total Commercial Paper (cost $53,031,704)	$53,031,084	32.36%

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $364,988)	$366,759	0.23%
	Canada
	Financials	2,864,957	1.75%
	Industrials	915,229	0.56%
	Total Canada (cost $3,774,685)	3,780,186	2.31%
	Germany
	Consumer Discretionary (cost $2,893,453)	2,904,359	1.77%
	Japan
	Financials (cost $980,000)	980,181	0.60%
	United Kingdom
	Energy	250,061	0.15%
	Financials	1,886,738	1.15%
	Total United Kingdom (cost $2,129,873)	2,136,799	1.30%
	United States
	Communications	1,434,626	0.87%
	Consumer Discretionary	7,073,288	4.32%
	Consumer Staples	2,124,263	1.30%
	Energy	3,177,393	1.94%
	Financials	12,781,953	7.80%
	Industrials	2,931,869	1.79%
	Materials	481,657	0.29%
	Technology	2,568,233	1.57%
	Utilities	1,327,017	0.81%
	Total United States (cost $33,819,239)	33,900,299	20.69%
	Total Corporate Bonds (cost $43,962,238)	44,068,583	26.90%

	Government and Agency Obligations United States
	U.S. Treasury Bills
$6,875,000	U.S. Treasury Bills Due 1/02/2020 (1)	6,875,000	4.20%
$1,850,000	U.S. Treasury Bills Due 1/16/2020 (1)	1,848,998	1.13%
$17,805,000	U.S. Treasury Bills Due 2/13/2020 (1)	17,774,205	10.85%
$12,250,000	U.S. Treasury Bills Due 3/12/2020 (1)	12,214,330	7.45%
	Total Government and Agency Obligations (cost $38,708,611)	38,712,533	23.63%
	Total Fixed Income Securities (cost $147,317,185) (2)	$147,466,607	90.00%

(1)	Pledged as collateral for the trading of futures and forward positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $28,785,653 deposited with the futures brokers and $9,926,880 deposited with the interbank market makers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,076)	$3,076	0.00%
Total Short Term Investments (cost $3,076)	$3,076	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$61,364	0.04%
Energy	529,188	0.32%
Metals	1,141,530	0.70%
Stock indices	128,401	0.08%
Short-term interest rates	(409,618)	(0.25)%
Long-term interest rates	(2,644,733)	(1.62)%
Net unrealized gain (loss) on long futures contracts	(1,193,868)	(0.73)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(1,529,207)	(0.93)%
Energy	311,400	0.19%
Metals	(2,366,834)	(1.44)%
Stock indices	42,062	0.03%
Short-term interest rates	(207)	0.00%
Long-term interest rates	567,801	0.35%
Net unrealized gain (loss) on short futures contracts	(2,974,985)	(1.80)%
Net unrealized gain (loss) on open futures contracts	$(4,168,853)	(2.53)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$11,794,066	7.20%
Various short forward currency contracts	(13,216,424)	(8.07)%
Net unrealized gain (loss) on open forward currency contracts	$(1,422,358)	(0.87)%

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2020 AND DECEMBER 31, 2019

	2020	2019
ASSETS
Equity in futures brokers trading accounts
Cash	$7,921,729	$8,760,955
Restricted cash	0	2,311,537
Fixed income securities (cost $21,892,544 and $28,782,516, respectively)	21,892,821	28,785,653
Net unrealized gain (loss) on open futures contracts	4,761,054	(4,168,853)
Total equity in futures brokers trading accounts	34,575,604	35,689,292

Cash and cash equivalents	530,925	2,530,405
Cash at interbank market maker	6,016,235	3,304,340
Restricted cash at interbank market makers	9,501,426	7,963,188
Short term investments (cost $8,053,123 and $3,076, respectively)	8,053,123	3,076
Cash at swaps broker	3,252,089	0
Restricted cash at swaps broker	4,035,982	0
Fixed income securities (cost $71,548,774 and $118,534,669, respectively)	71,746,525	118,680,954
Credit default index swaps	3,920	0
Due from swaps broker	22,431	0
Net unrealized gain on open forward currency contracts	1,125,411	0
Interest receivable	109,689	284,924
Total assets	$138,973,360	$168,456,179

LIABILITIES
Accounts payable	$143,714	$245,160
Brokerage fee payable	808,965	972,132
Net unrealized loss on open forward currency contracts	0	1,422,358
Interest rate swaps	72,230	0
Accrued commissions and other trading fees on open contracts	32,264	67,189
Offering costs payable	45,477	70,313
Redemptions payable	2,725,737	1,825,504
Total liabilities	3,828,387	4,602,656
PARTNERS' CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at December 31, 2020 and December 31, 2019	0	0
Limited Partners - 63,149.651 and 74,725.829 redeemable units outstanding at December 31, 2020 and December 31, 2019	135,144,973	163,853,523
Total partners' capital (Net Asset Value)	135,144,973	163,853,523
Total liabilities and partners' capital (Net Asset Value)	$138,973,360	$168,456,179

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(9,019,999)	$33,311,621	$(21,604,752)
Change in unrealized	8,929,907	(7,590,916)	(915,180)
Brokerage commissions	(1,146,227)	(1,101,809)	(913,701)
Net gain (loss) from futures trading	(1,236,319)	24,618,896	(23,433,633)

Forward currency trading gains (losses)
Realized	4,508,540	114,116	3,862,591
Change in unrealized	2,547,769	(6,098,760)	3,124,889
Brokerage commissions	(109,678)	(128,820)	(70,555)
Net gain (loss) from forward currency trading	6,946,631	(6,113,464)	6,916,925

Swap trading gains (losses)
Realized	(346,544)	0	0
Change in unrealized	729,990	0	0
Net gain (loss) from swap trading	383,446	0	0
Total net trading gain (loss)	6,093,758	18,505,432	(16,516,708)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,626,917	4,345,259	4,629,905
Realized gain (loss) on fixed income securities	37,441	9,897	(22,922)
Change in unrealized gain (loss) on fixed income securities	48,606	372,755	(140,791)
Total investment income	1,712,964	4,727,911	4,466,192

Expenses
Brokerage fee	10,734,556	12,942,770	15,949,056
Operating expenses	588,442	756,861	728,637
Total expenses	11,322,998	13,699,631	16,677,693
Net investment income (loss)	(9,610,034)	(8,971,720)	(12,211,501)
NET INCOME (LOSS)	$(3,516,276)	$9,533,712	$(28,728,209)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$(49.86)	$116.71	$(279.51)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(52.66)	$91.29	$(279.60)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	70,527.798	81,688.549	102,781.101

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$(3,516,276)	$9,533,712	$(28,728,209)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(12,256,272)	13,316,921	(2,068,918)
(Increase) decrease in interest receivable	175,235	142,043	121,306
(Increase) decrease in due from swaps broker	(22,431)	0	0
Increase (decrease) in accounts payable and accrued expenses	(299,538)	(92,660)	(527,011)
Proceeds from swap contracts	451,758	0	0
Purchases of investments	(1,250,358,066)	(1,916,332,044)	(2,712,465,922)
Sales/maturities of investments	1,296,530,428	1,925,368,438	2,802,502,188
Net cash from (for) operating activities	30,704,838	31,936,410	58,833,434

Cash flows from (for) financing activities
Redemption of units	(23,615,096)	(34,403,416)	(55,612,737)
Offering costs paid	(701,781)	(830,323)	(848,573)
Net cash from (for) financing activities	(24,316,877)	(35,233,739)	(56,461,310)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,387,961	(3,297,329)	2,372,124
Cash, cash equivalents and restricted cash at beginning of year	24,870,425	28,167,754	25,795,630
Cash, cash equivalents and restricted cash at end of year	$31,258,386	$24,870,425	$28,167,754

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2020	2019	2018
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$7,921,729	$8,760,955	$14,784,105
Restricted cash	0	2,311,537	0
Cash and cash equivalents	530,925	2,530,405	8,959,535
Cash at interbank market maker	6,016,235	3,304,340	0
Restricted cash at interbank market makers	9,501,426	7,963,188	4,424,114
Cash at swaps broker	3,252,089	0	0
Restricted cash at swaps broker	4,035,982	0	0
Total cash, cash equivalents and restricted cash at end of year	$31,258,386	$24,870,425	$28,167,754

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Partners' Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2017	0.000	$0	113,775.724	$270,904,104	113,775.724	$270,904,104
Net income (loss)		0		(28,728,209)		(28,728,209)
Redemptions	0.000	0	(24,672.089)	(54,089,230)	(24,672.089)	(54,089,230)
Offering costs		0		(840,623)		(840,623)
Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042

Net income (loss)		0		9,533,712		9,533,712
Redemptions	0.000	0	(14,377.806)	(32,083,195)	(14,377.806)	(32,083,195)
Offering costs		0		(843,036)		(843,036)
Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523

Net income (loss)		0		(3,516,276)		(3,516,276)
Redemptions	0.000	0	(11,576.178)	(24,515,329)	(11,576.178)	(24,515,329)
Offering costs		0		(676,945)		(676,945)
Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973

Net Asset Value per General and Limited Partner Unit

December 31, 2020	December 31, 2019	December 31, 2018
$2,140.07	$2,192.73	$2,101.44

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	2020	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,192.73	$2,101.44	$2,381.04

Income (loss) from operations:
Total net trading gains (losses) (1)	93.20	211.44	(152.61)
Net investment income (loss) (1)	(136.26)	(109.83)	(118.81)
Total net income (loss) from operations	(43.06)	101.61	(271.42)
Offering costs (1)	(9.60)	(10.32)	(8.18)
Net asset value per unit at end of year	$2,140.07	$2,192.73	$2,101.44
Total Return	(2.40)%	4.34%	(11.74)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	7.48%	7.54%	7.38%
Performance fee	0.00%	0.00%	0.00%
Total expenses	7.48%	7.54%	7.38%
Net investment income (loss) (2)	(6.35)%	(4.94)%	(5.40)%

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Investment transactions, including futures, forwards and fixed income securities are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Realized gains or losses on spot trades associated with forward currency contract trading are included in realized gains or losses from forward currency trading. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The daily exchange of variation margin associated with a Central Counterparty Clearing House derivative instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, the Fund accounts for the daily receipt or payment of variation margin associated with its centrally cleared swaps and futures as a direct reduction to the carrying value of the centrally cleared swaps and futures derivative asset or liability, respectively. The carrying amount of centrally cleared swaps and futures reflected in the Fund’s Statements of Financial Condition is equal to the unsettled fair value of such instruments, which generally represents the change in fair value that occurred on the last day of the reporting period.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Centrally cleared credit default index swaps and interest rate swap transactions are recorded on the trade date. Realized gains or losses are determined using the identified cost method. The fair value of centrally cleared swap contracts is determined by using current market quotations provided by an independent external pricing source. Valuation using an external pricing source involves the use of observable inputs in accordance with the fair value hierarchy. Any change in net unrealized gain or loss from the prior period is reported in Swap trading gains (losses) - Change in unrealized in the Statements of Operations. Period payments received or paid on swap contracts, commissions and fees associated with trading the swap contracts and cash payments received or made due to the underlying obligation in the event of a credit event are recorded as part of “Swap trading gains (losses) – Realized” in the Statements of Operations.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2020 and December 31, 2019, and for the years ended December 31, 2020 and 2019, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The following tables set forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019.

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,053,123	$0	$0	$8,053,123
Fixed income securities	-	93,639,346	0	93,639,346

Other Financial Instruments
Exchange-traded futures contracts	4,761,054	0	0	4,761,054
Forward currency contracts	0	1,125,411	0	1,125,411
Credit default index swap contracts	0	1,265,353	0	1,265,353
Interest rate swap contracts	0	392,904	0	392,904
Total	$12,814,177	$96,423,014	$0	$109,237,191

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,076	$0	$0	$3,076
Fixed income securities	0	147,466,607	0	147,466,607

Other Financial Instruments
Exchange-traded futures contracts	(4,168,853)	0	0	(4,168,853)
Forward currency contracts	0	(1,422,358)	0	(1,422,358)
Total	$(4,165,777)	$146,044,249	$0	$141,878,472

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 11. See Condensed Schedules of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2017 through 2020 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
G.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Fund ("offering costs"). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund's liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2020 and December 31, 2019, the Fund has the potential remaining reimbursement amount of approximately $34.2 million and $34.7 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $45,477 and $70,313, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners' capital.

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

I.  Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate ("LIBOR") and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, six-month and one-year LIBOR and IBOR tenors after June 2023. If LIBOR and IBORs prematurely cease to exist, the Fund may need to renegotiate outstanding swaps to replace affected rates with the identified replacement rates. There is currently no definitive information regarding the future discontinuance of LIBORs or IBORs prior to 2023. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

J.  Reclassification

Certain amounts on the Statements of Financial Condition, Statements of Cash Flows, and in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, in 2019, a portion of cash and cash equivalents was reclassified in order to disclose the amount of cash at the interbank market maker on the on the Statements of Financial Condition and Statements of Cash Flows. In addition, in 2018, trading gains and losses in Note 11 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the futures brokers for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the futures brokers, interbank market makers and swaps broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of December 31, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

Note 7.  DEPOSITS WITH SWAPS BROKER

The Fund deposits cash with Goldman, Sachs & Co. to act as swaps broker for its centrally cleared swap contracts, subject to Commodity Futures Trading Commission regulations and central counterparty and broker requirements. Margin requirements are satisfied by the deposit of cash with such swaps broker. Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted. The Fund typically earns interest on its credit balances and pays interest on debit balances with the swaps broker.

The Fund pays commissions to the swaps broker on a transaction basis at rates agreed upon between the Fund and the swaps broker.

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2020, 2019 and 2018.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at December 31, 2020 and December 31, 2019. Notional amounts are disclosed as they represent the maximum potential payout. At December 31, 2020 and December 31, 2019, the carrying value of such credit derivative contracts sold was $1,265,353 and $0, respectively.

	December 31, 2020	December 31, 2019
Credit Default Index Swaps	Maturity Date: December 2025	Not Applicable
Investment grade	$19,273,236	$0
Non-investment grade	16,235,572	0
Total	$35,508,808	$0

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

Note 11.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and centrally cleared swap contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on futures, forward, credit default index swap and interest rate swap contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy, agriculture values, and credit risks. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

In February 2020, the Fund transferred all futures contracts held with UBS Securities LLC to Goldman, Sachs & Co., and all forward currency contracts held with UBS to NatWest. Goldman, Sachs & Co and NatWest serve as the sole futures broker and interbank market maker, respectively, for the Fund’s ongoing trading. In July 2020, the Fund began trading centrally cleared swap contracts.

Market Risk

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. The value of an interest rate swap will change as market interest rates rise and fall in conjunction with whether the contract is to receive or pay a fixed interest rate. As a purchaser of credit default index swaps, the Fund’s risk of loss is limited to any cash payments required under the swap contracts. Written credit default contracts (i.e., sell protection) expose the Fund to a market risk equal to the notional value of such swap contracts and any cash payments required under the swap contracts. See Note 1.C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2020 and 2019 is as follows:

		Asset Derivatives at December 31, 2020	Liability Derivatives at December 31, 2020
Type of Instrument *	Statements of Financial Condition Location	Fair Value	Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,448,359	$(160,525)	$1,287,834
Energy Contracts	Net unrealized gain (loss) on open futures contracts	476,936	(189,730)	287,206
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,607,512	(1,437,559)	1,169,953
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,286,506	(331,164)	955,342
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	196,631	(31)	196,600
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,048,732	(184,613)	864,119
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	5,879,307	(4,753,896)	1,125,411
Credit Default Index Swap Contracts**	Credit default index swaps	1,427,593	(162,240)	1,265,353
Interest Rate Swap Contracts**	Interest rate swaps	552,793	(159,889)	392,904
Total		$14,924,369	$(7,379,647)	$7,544,722

*	Derivatives not designated as hedging instruments under ASC 815

**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

		Asset Derivatives at December 31, 2019	Liability Derivatives at December 31, 2019
Type of Instrument *	Statements of Financial Condition Location	Fair Value	Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$100,996	$(1,568,839)	$(1,467,843)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	976,245	(135,657)	840,588
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,891,613	(4,116,917)	(1,225,304)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	780,153	(609,690)	170,463
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	168,765	(578,590)	(409,825)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	768,719	(2,845,651)	(2,076,932)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,443,080	(13,865,438)	(1,422,358)
Total		$18,129,571	$(23,720,782)	$(5,591,211)

* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2020, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2020	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018
Agriculture Contracts	$2,391,314	$(3,816,801)	$(5,771,645)
Energy Contracts	1,795,460	(6,919,005)	6,250,244
Metal Contracts	11,664,172	(4,200,670)	(6,296,571)
Stock Indices Contracts	(22,372,778)	17,402,999	(21,363,601)
Short-Term Interest Rate Contracts	8,540,583	5,846,103	4,514,708
Long-Term Interest Rate Contracts	(2,108,843)	17,408,079	146,933
Forward Currency Contracts	7,056,309	(5,984,644)	6,987,480
Credit Default Index Swap Contracts	859,624	0	0
Interest Rate Swap Contracts	(476,178)	0	0
Total	$7,349,663	$19,736,061	$(15,532,452)

	Trading Gains/(Losses) for the Year Ended	Trading Gains/(Losses) for the Year Ended	Trading Gains/(Losses) for the Year Ended
Line Item in the Statements of Operations	December 31, 2020	December 31, 2019	December 31, 2018
Futures trading gains (losses):
Realized**	$(9,019,999)	$33,311,621	$(21,604,752)
Change in unrealized	8,929,907	(7,590,916)	(915,180)
Forward currency trading gains (losses):
Realized**	4,508,540	114,116	3,862,591
Change in unrealized	2,547,769	(6,098,760)	3,124,889
Swap trading gains (losses):
Realized	(346,544)	0	0
Change in unrealized	729,990	0	0
Total	$7,349,663	$19,736,061	$(15,532,452)

**
For the years ended December 31, 2020, 2019 and 2018, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $160,389, $121,748 and (26,568), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(295,489), $743,183 and $0, respectively.

For the years ended December 31, 2020, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 27,100, 25,800 and 21,400, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,419,750,000, $0 and $0 respectively, and the monthly average of notional value of forward currency contracts was $1,382,400,000, $1,768,100,000 and $1,062,700,000,  respectively.

Open contracts generally mature within three months; as of December 31, 2020, the latest maturity date for open futures contracts is March 2021 and the latest maturity date for open forward currency contracts is March 2020. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2025.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Credit Risk

The Fund trades futures contracts on exchanges that require margin deposits with the futures brokers and centrally cleared swap contracts that require margin deposits with the swaps broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker or swaps broker to segregate all customer transactions and assets from such future s broker’s or swaps broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker or swaps broker are considered commingled with all other customer funds subject to the futures broker’s or swaps broker’s segregation requirements. In the event of a futures broker’s or swaps broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

Under the terms of each master netting agreement with UBS Securities LLC and Goldman, Sachs & Co., upon occurrence of a default by the Fund, as defined in respective account documents, UBS Securities LLC and Goldman, Sachs & Co. have the right to close out any or all open contracts held in the Fund's account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Fund's account. The Fund would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2020 and December 31, 2019 was $21,892,821 and $38,712,533, respectively, which equals approximately 16% and 24% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at December 31, 2020 and December 31, 2019 was restricted cash for margin requirements of $13,537,408 and $10,274,725, respectively, which equals approximately 10% and 6% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at December 31, 2020.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,064,676	$(2,303,622)	$4,761,054
Forward currency contracts	NatWest Markets Plc	5,879,307	(4,753,896)	1,125,411
Centrally cleared swap contracts*	Centrally Cleared	1,980,386	(322,129)	1,658,257
Total derivatives		$14,924,369	$(7,379,647)	$7,544,722

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2020

	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$4,761,054	$0	$0	$4,761,054
NatWest Markets Plc	1,125,411	0	0	1,125,411
Centrally cleared	1,658,257	0	0	1,658,257
Total	$7,544,722	$0	$0	$7,544,722

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2020

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$2,303,622	$(2,303,622)	$0
Forward currency contracts	NatWest Markets Plc	4,753,896	(4,753,896)	0
Centrally cleared swap contracts	Centrally Cleared	322,129	(322,129)	0
Total derivatives		$7,379,647	$(7,379,647)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2020

	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	0	0	0	0
Centrally cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,834,912	$(2,834,912)	$0
Futures contracts	Goldman, Sachs & Co.	2,851,579	(2,851,579)	0
Total futures contracts		5,686,491	(5,686,491)	0
Forward currency contracts	UBS AG	6,221,540	(6,221,540)	0
Forward currency contracts	NatWest Markets Plc	6,221,540	(6,221,540)	0
Total forward currency contracts		12,443,080	(12,443,080)	0
Total derivatives		$18,129,571	$(18,129,571)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019

	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
UBS AG	0	0	0	0
NatWest Markets Plc	0	0	0	0
Total	$0	$0	$0	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,929,967	$(2,834,912)	$2,095,055
Futures contracts	Goldman, Sachs & Co.	4,925,377	(2,851,579)	2,073,798
Total futures contracts		9,855,344	(5,686,491)	4,168,853
Forward currency contracts	UBS AG	6,932,719	(6,221,540)	711,179
Forward currency contracts	NatWest Markets Plc	6,932,719	(6,221,540)	711,179
Total forward currency		13,865,438	(12,443,080)	1,422,358
Total derivatives		$23,720,782	$(18,129,571)	$5,591,211

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019

	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$2,095,055	$0		$(2,095,055)	$0
Goldman, Sachs & Co.	2,073,798	0		(2,073,798)	0
UBS AG	711,179	(711,179	)*	0	0
NatWest Markets Plc	711,179	0		(711,179)	0
Total	$5,591,211	$(711,179)		$(4,880,032)	$0

*	Represents a portion of the $9,926,880 fair value in U.S. Treasury Bills held at the interbank market makers.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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