Form 10-Q
period 2021-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2021-05-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

The Registrant has no voting stock. As of March 31, 2021, there were 60,760.146 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,358,696	4.63%
	Credit Cards	545,399	0.40%
	Equipment Loans	670,809	0.49%
	Total Asset Backed Securities (cost $7,572,505)	7,574,904	5.52%

	Bank Deposits
	Australia
	Financials (cost $799,895)	799,842	0.58%
	United States
	Financials (cost $875,043)	875,195	0.64%
	Total Bank Deposits (cost $1,674,938)	1,675,037	1.22%

	Commercial Paper
	United Kingdom
	Financials (cost $3,709,265)	3,709,151	2.70%
	United States
	Communications	998,850	0.73%
	Consumer Discretionary	4,354,183	3.17%
	Financials	5,576,256	4.06%
	Industrials	639,368	0.47%
	Materials	3,214,098	2.34%
	Real Estate	2,274,585	1.66%
	Technology	804,938	0.59%
	Utilities	11,698,467	8.53%
	Total United States (cost $29,562,189)	29,560,745	21.55%
	Total Commercial Paper (cost $33,271,454)	$33,269,896	24.24%

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,919,361	1.40%
	Canada
	Energy	240,711	0.18%
	Financials	2,448,345	1.78%
	Total Canada (cost $2,683,790)	2,689,056	1.96%
	Germany
	Consumer Discretionary (cost $2,144,796)	2,159,284	1.57%
	Japan
	Financials (cost $401,767)	401,676	0.29%
	Switzerland
	Financials (cost $1,819,804)	1,830,890	1.33%
	United Kingdom
	Financials (cost $1,880,000)	1,881,258	1.37%
	United States
	Communications	545,522	0.40%
	Consumer Discretionary	5,108,442	3.72%
	Consumer Staples	2,282,484	1.66%
	Energy	2,521,013	1.84%
	Financials	5,891,749	4.29%
	Health Care	1,178,293	0.86%
	Industrials	2,677,694	1.95%
	Technology	649,266	0.47%
	Utilities	1,173,138	0.85%
	Total United States (cost $21,951,209)	22,027,601	16.04%
	Total Corporate Bonds (cost $32,791,366)	32,909,126	23.96%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 04/15/2021 (1)	2,134,987	1.56%
$8,175,000	U.S. Treasury Bills Due 05/13/2021 (1)	8,174,787	5.96%
$10,000,000	U.S. Treasury Bills Due 06/10/2021 (1)	9,999,680	7.29%
	Total Government and Agency Obligations (cost $20,309,045)	20,309,454	14.81%
	Total Fixed Income Securities (cost $95,619,307) (2)	$95,738,417	69.75%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $20,309,454 deposited with the futures brokers.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2021 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,223,437)	$2,223,437	1.62%
Total Short Term Investments (cost $2,223,437)	$2,223,437	1.62%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$720,966	0.52%
Energy	(171,636)	(0.13)%
Metals	(747,318)	(0.54)%
Stock indices	1,236,007	0.90%
Short-term interest rates	(276,473)	(0.20)%
Long-term interest rates	(325,780)	(0.24)%
Net unrealized gain (loss) on long futures contracts	435,766	0.31%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	212,651	0.15%
Energy	(40,694)	(0.03)%
Metals	617,151	0.45%
Stock indices	(54,110)	(0.04)%
Short-term interest rates	(53,700)	(0.04)%
Long-term interest rates	(66,937)	(0.05)%
Net unrealized gain (loss) on short futures contracts	614,361	0.44%
Net unrealized gain (loss) on open futures contracts	$1,050,127	0.75%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(2,694,204)	(1.96)%
Various short forward currency contracts	8,254,242	6.02%
Net unrealized gain (loss) on open forward currency contracts	$5,560,038	4.06%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,411,638) (3)	$1,486,107	1.08%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $57,622) (4)	$35,374	0.03%

(3)
Includes $1,408,245 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Excludes $14,510 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is  included within cash at swaps broker in the statement of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020 (Unaudited)

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
DECEMBER 31, 2020 (Unaudited)

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
DECEMBER 31, 2020 (Unaudited)

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2021 AND DECEMBER 31, 2020 (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Equity in futures brokers trading accounts
Cash	$13,893,621	$7,921,729
Fixed income securities (cost $20,309,044 and $21,892,544, respectively)	20,309,454	21,892,821
Net unrealized gain (loss) on open futures contracts	1,050,127	4,761,054
Total equity in futures brokers trading accounts	35,253,202	34,575,604

Cash and cash equivalents	2,799,082	530,925
Cash at interbank market maker	6,080,662	6,016,235
Restricted cash at interbank market makers	7,587,664	9,501,426
Short term investments (cost $2,223,437 and $8,053,123, respectively)	2,223,437	8,053,123
Cash at swaps broker	4,152,847	3,252,089
Restricted cash at swaps broker	593,406	4,035,982
Fixed income securities (cost $75,310,263 and $71,548,774, respectively)	75,428,963	71,746,525
Credit default index swaps	77,862	3,920
Interest rate swaps	49,884	0
Due from swaps broker	22,012	22,431
Net unrealized gain on open forward currency contracts	5,560,038	1,125,411
Interest receivable	108,628	109,689
Total assets	$139,937,687	$138,973,360

LIABILITIES
Accounts payable	$165,921	$143,714
Brokerage fee payable	814,862	808,965
Interest rate swaps	0	72,230
Accrued commissions and other trading fees on open contracts	28,540	32,264
Offering costs payable	52,607	45,477
Redemptions payable	1,651,068	2,725,737
Total liabilities	2,712,998	3,828,387
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at March 31, 2021 and December 31, 2020	0	0
Limited Partners - 60,760.146 and 63,149.651 redeemable units outstanding at March 31, 2021 and December 31, 2020	137,224,689	135,144,973
Total partners’ capital (Net Asset Value)	137,224,689	135,144,973
Total liabilities and partners’ capital (Net Asset Value)	$139,937,687	$138,973,360

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$8,939,450	$(8,732,159)
Change in unrealized	(3,710,927)	7,005,019
Brokerage commissions	(280,266)	(306,106)
Net gain (loss) from futures trading	4,948,257	(2,033,246)

Forward currency trading gains (losses)
Realized	2,878,870	2,723,787
Change in unrealized	4,434,627	10,427,590
Brokerage commissions	(28,342)	(25,841)
Net gain (loss) from forward currency trading	7,285,155	13,125,536

Swap trading gains (losses)
Realized	(1,775,371)	0
Change in unrealized	(677,769)	0
Net gain (loss) from swap trading	(2,453,140)	0
Total net trading gain (loss)	9,780,272	11,092,290

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	127,968	754,381
Realized gain (loss) on fixed income securities	(3,755)	10,991
Change in unrealized gain (loss) on fixed income securities	(78,918)	(996,484)
Total investment income	45,295	(231,112)

Expenses
Brokerage fee	2,351,405	3,016,225
Operating expenses	127,612	166,094
Total expenses	2,479,017	3,182,319
Net investment income (loss)	(2,433,722)	(3,413,431)
NET INCOME (LOSS)	$7,346,550	$7,678,859

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$117.97	$103.72

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$118.40	$99.33

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	62,277.082	74,037.033

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$7,346,550	$7,678,859
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	32,987	(16,436,125)
(Increase) decrease in interest receivable	1,061	62,221
(Increase) decrease in due from swaps broker	419	0
Increase (decrease) in accounts payable and accrued expenses	24,380	(29,192)
Payments for swap contracts	(873,825)	0
Purchases of investments	(389,773,120)	(415,593,097)
Sales/maturities of investments	393,424,817	435,547,966
Net cash from (for) operating activities	10,183,269	11,230,632

Cash flows from (for) financing activities
Redemption of units	(6,184,737)	(5,158,505)
Offering costs paid	(149,636)	(214,587)
Net cash from (for) financing activities	(6,334,373)	(5,373,092)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,848,896	5,857,540

Cash, cash equivalents and restricted cash at beginning of period	31,258,386	24,870,425

Cash, cash equivalents and restricted cash at end of period	$35,107,282	$30,727,965

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$13,893,621	$7,921,729
Cash and cash equivalents	2,799,082	530,925
Cash at interbank market maker	6,080,662	6,016,235
Restricted cash at interbank market makers	7,587,664	9,501,426
Cash at swaps broker	4,152,847	3,252,089
Restricted cash at swaps broker	593,406	4,035,982
Total cash, cash equivalents and restricted cash at end of period	$35,107,282	$31,258,386

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2021

Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973
Net income (loss) for the three months ended March 31, 2021		0		7,346,550		7,346,550
Redemptions	0.000	0	(2,389.505)	(5,110,068)	(2,389.505)	(5,110,068)
Offering costs		0		(156,766)		(156,766)
Balances at March 31, 2021	0.000	$0	60,760.146	$137,224,689	60,760.146	$137,224,689

Three Months Ended March 31, 2020

Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss) for the three months ended March 31, 2020		0		7,678,859		$7,678,859
Redemptions	0.000	0	(2,063.891)	(4,780,012)	(2,063.891)	(4,780,012)
Offering costs		0		(206,947)		(206,947)
Balances at March 31, 2020	0.000	$0	72,661.938	$166,545,423	72,661.938	$166,545,423

Net Asset Value per General and Limited Partner Unit

March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
$2,258.47	$2,140.07	$2,292.06	$2,192.73

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,140.07	$2,192.73

Income (loss) from operations:
Total net trading gains (losses) (1)	160.00	148.23
Net investment income (loss) (1)	(39.08)	(46.10)
Total net income (loss) from operations	120.92	102.13
Offering costs (1)	(2.52)	(2.80)
Net asset value per unit at end of period	$2,258.47	$2,292.06
Total Return (4)	5.53%	4.53%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.44%	7.55%
Performance fee (4)	0.00%	0.00%
Total expenses	7.44%	7.55%
Net investment income (loss) (2) (3)	(7.32)%	(8.10)%

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

(2)	Excludes performance fee.
(3)	Annualized
(4)	Not Annualized

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2021 and December 31, 2020, and for the periods ended March 31, 2021 and 2020, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value at March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,223,437	$0	$0	$2,223,437
Fixed income securities	0	95,738,417	0	95,738,417

Other Financial Instruments
Exchange-traded futures contracts	1,050,127	0	0	1,050,127
Forward currency contracts	0	5,560,038	0	5,560,038
Credit default index swap contracts	0	1,486,107	0	1,486,107
Interest rate swap contracts	0	35,374	0	35,374
Total	$3,273,564	$102,819,936	$0	$106,093,500

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,053,123	$0	$0	$8,053,123
Fixed income securities	0	93,639,346	0	93,639,346

Other Financial Instruments
Exchange-traded futures contracts	4,761,054	0	0	4,761,054
Forward currency contracts	0	1,125,411	0	1,125,411
Credit default index swap contracts	0	1,265,353	0	1,265,353
Interest rate swap contracts	0	392,904	0	392,904
Total	$12,814,177	$96,423,014	$0	$109,237,191

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2021 and December 31, 2020, the Fund has the potential remaining reimbursement amount of approximately $34.1 million and $34.2 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $52,607 and $45,477, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

I.  Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, six-month and one-year LIBOR and IBOR tenors after June 2023. If LIBOR and IBORs prematurely cease to exist, the Fund may need to renegotiate outstanding swaps to replace affected rates with the identified replacement rates. There is currently no definitive information regarding the future discontinuance of LIBORs or IBORs prior to 2023. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of March 31, 2021 and December 31, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2021 and 2020.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at March 31, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout. At March 31, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $1,486,107 and $1,265,353, respectively.

	March 31, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: June 2026	Maturity Date: December 2025
Investment grade	$18,816,698	$19,273,236
Non-investment grade	14,673,385	16,235,572
Total	$33,490,083	$35,508,808

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

In February 2020, the Fund transferred all futures contracts held with UBS Securities LLC to Goldman, Sachs & Co., and all forward currency contracts held with UBS to NatWest. Goldman, Sachs and Co. and NatWest serve as the sole futures broker and interbank market maker, respectively, for the Fund’s ongoing trading. In July 2020, the Fund began trading centrally cleared swap contracts.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2021 and December 31, 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2021 Fair Value	Liability Derivatives at March 31, 2021 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,580,648	$(647,031)	$933,617
Energy Contracts	Net unrealized gain (loss) on open futures contracts	60,504	(272,834)	(212,330)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,041,531	(2,171,698)	(130,167)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,403,602	(221,705)	1,181,897
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	22,795	(352,968)	(330,173)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	215,054	(607,771)	(392,717)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	10,702,264	(5,142,226)	5,560,038
Credit Default Index Swap Contracts**	Credit default index swaps	1,622,357	(136,250)	1,486,107
Interest Rate Swap Contracts**	Interest rate swaps	72,659	(37,285)	35,374
Total		$17,721,414	$(9,589,768)	$8,131,646

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2020 Fair Value	Liability Derivatives at December 31, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,448,359	$(160,525)	$1,287,834
Energy Contracts	Net unrealized gain (loss) on open futures contracts	476,936	(189,730)	287,206
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,607,512	(1,437,559)	1,169,953
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,286,506	(331,164)	955,342
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	196,631	(31)	196,600
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,048,732	(184,613)	864,119
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	5,879,307	(4,753,896)	1,125,411
Credit Default Index Swap Contracts**	Credit default index swaps	1,427,593	(162,240)	1,265,353
Interest Rate Swap Contracts**	Interest rate swaps	552,793	(159,889)	392,904
Total		$14,924,369	$(7,379,647)	$7,544,722

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2021 and 2020 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2021	Trading Gains/(Losses) for the Three Months Ended March 31, 2020
Agriculture Contracts	$2,568,907	$1,923,105
Energy Contracts	2,453,676	5,226,283
Metal Contracts	(313,410)	4,486,773
Stock Indices Contracts	5,312,135	(23,567,212)
Short-Term Interest Rate Contracts	(1,336,157)	8,009,183
Long-Term Interest Rate Contracts	(3,456,628)	2,194,728
Forward Currency Contracts	7,313,497	13,151,377
Credit Default Index Swap Contracts	3,965	0
Interest Rate Swap Contracts	(2,457,105)	0
Total	$10,088,880	$11,424,237

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2021	Trading Gains/(Losses) for the Three Months Ended March 31, 2020
Futures trading gains (losses):
Realized**	$8,939,450	$(8,732,159)
Change in unrealized	(3,710,927)	7,005,019
Forward currency trading gains (losses):
Realized**	2,878,870	2,723,787
Change in unrealized	4,434,627	10,427,590
Swap trading gains (losses):
Realized	(1,775,371)	0
Change in unrealized	(677,769)	0
Total	$10,088,880	$11,424,237

**
For the three months ended March 31, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $31,789 and $46,054 respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(336,205) and $(884,299), respectively.

For the three months ended March 31, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 27,700,and 31,100, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,645,300,000, and $0 respectively, and the monthly average of notional value of forward currency contracts was $1,213,300,000, and $2,292,300,000,  respectively.

Open contracts generally mature within three months; as of March 31, 2021, the latest maturity date for open futures contracts is June 2022 and the latest maturity date for open forward currency contracts is June 2021. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2026.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2021 and December 31, 2020 was $20,309,454 and $21,892,821, respectively, which equals approximately 15% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at March 31, 2021 and December 31, 2020 was restricted cash for margin requirements of $8,181,070 and $13,537,408, respectively, which equals approximately 6% and 10% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at March 31, 2021 and December 31, 2020.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,324,134	$(4,274,007)	$1,050,127
Forward currency contracts	NatWest Markets Plc	10,702,264	(5,142,226)	5,560,038
Centrally cleared swap contracts*	Centrally Cleared	1,695,016	(173,535)	1,521,481
Total derivatives		$17,721,414	$(9,589,768)	$8,131,646

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$1,050,127	$0	$0	$1,050,127
NatWest Markets Plc	5,560,038	0	0	5,560,038
Centrally Cleared	1,521,481	0	0	1,521,481
Total	$8,131,646	$0	$0	$8,131,646

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$4,274,007	$(4,274,007)	$0
Forward currency contracts	NatWest Markets Plc	5,142,226	(5,142,226)	0
Centrally cleared swap contracts	Centrally Cleared	173,535	(173,535)	0
Total derivatives		$9,589,768	$(9,589,768)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,064,676	$(2,303,622)	$4,761,054
Forward currency contracts	NatWest Markets Plc	5,879,307	(4,753,896)	1,125,411
Centrally cleared swap contracts*	Centrally Cleared	1,980,386	(322,129)	1,658,257
Total derivatives		$14,924,369	$(7,379,647)	$7,544,722

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2021 and December 31, 2020, the Statements of Operations and Financial Highlights for the three months ended March 31, 2021 and 2020, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2021 and December 31, 2020, the results of operations and financial highlights for the three months ended March 31, 2021 and 2020, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2021 and 2020.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30% however, these precautions may not be effective in limiting the risk of loss.

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

Results of Operations

The returns for the three months ended March 31, 2021 and 2020 were 5.53% and 4.53%, respectively. During the three months ended March 31, 2021 and 2020, the Fund accrued brokerage fees in the amount of $2,351,405 and $3,016,225, respectively, and paid brokerage fees in the amount of $2.345.508 and $3,002,651, respectively. No performance fees were accrued or paid during these periods.

2021 (For the Three Months Ended March 31)

Of the 5.53% year to date return, approximately 7.48% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately (1.98)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 7.48% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	(2.04)%
Commodities	3.52%
Foreign Exchange	5.53%
Interest Rates	(3.48)%
Equity Indices	3.95%
7.48%

The Fund showed a decline in January with losses coming from interest rate, foreign exchange (FX), stock index, and credit positions, while commodity holdings produced some partially offsetting gains. Interest rate positions produced the largest losses during the month with declines most pronounced in long-dated instruments.  Long positions on US rate markets suffered as the Democrats took control of the Senate which sent yields higher (prices lower) amid increased expectations for a large scale fiscal stimulus package being passed.  Long positioning on Australian and Canadian rates also generated losses when prices fell (yields rose).  Australian inflation was higher than expected and the Bank of Canada indicated the country would not need as much quantitative easing as initially expected. Foreign exchange trading contributed additional losses during January.  The largest FX losses came from long emerging market positions (against the USD), specifically in the Colombian peso and Brazilian real. The Latin American currencies were the top underperformers during the month, sinking on regional spreading of the COVID-19 virus and slow vaccine rollouts in the region. Global stock index trading also added losses to the Fund during the month.  Long positioning on many global stock indexes saw gains early in the month, however late month risk aversion erased those gains and ultimately generated losses.  Concerns about liquidity induced asset bubbles, retail driven stock volatility in companies with high levels of short interest, and limited vaccine availability and distribution hurdles all contributed to the risk-off sentiment late in the month. In credit trading, short protection positions generated losses as European and US credit spreads widened amid risk-off sentiment, especially within Europe. Commodities generated some partially offsetting gains for the Fund.  Long positions on the grain complex profited as strong Chinese demand linked with supply concerns pushed prices to multi-year highs during the month.  A long holding on gasoline also added to gains as prices rose driven by fiscal stimulus payments to consumers and hopes for economic reopening on the back of mass COVID-19 vaccinations.

In February, the Fund showed a gain with profits coming from commodity, stock index, foreign exchange, and credit positions, while interest rate holdings produced some partially offsetting losses. Commodities trading produced the largest Fund gains during February.  Long holdings on the petroleum complex, specifically on gasoline, Brent, and WTI, generated gains on declining COVID infection trends and a deep freeze in Texas that negatively impacted production.  Long positioning on the grains, softs, and industrial metals also proved profitable amid US dollar weakness and strong expected demand from healing world economies. Global stock indexes generated additional profits during the month.  Long positioning on many global stock indexes profited as most major equity indexes advanced during the month.  Declining COVID infection rates, improving COVID vaccine distribution trends, and expectations for the passage of President Biden’s large US fiscal stimulus package all served as major tailwinds for global stock markets. Foreign exchange trading in the developed markets produced gains for the Fund.  A long British pound holding (against short USD) was among the best performers as the GBP benefited from an efficient vaccine roll-out and optimism about the economic recovery in the United Kingdom.  Mixed positioning in the FX markets proved beneficial as a short holding on the Japanese yen (versus long the greenback) benefited from the strength in the US markets relative to those in Japan. Interest rate positions produced the largest offsetting losses during the month with declines most pronounced in long-dated instruments.  Long positioning on long-dated rate instruments in Australia and Canada led sector losses as note prices in those countries fell sharply (yields rose) during February.  Growing global concerns about mounting inflationary pressures sparked by pent-up demand from COVID lockdowns linked with massive monetary and fiscal stimulus sent most global yields sharply higher, depressing bond prices and generating losses for the Fund.

March saw all the Fund’s asset classes produce gains with profits coming from foreign exchange, stock index, commodity, interest rate, and credit positions. Foreign exchange trading in both the developed and emerging markets produced the largest Fund gains during March. A short Japanese yen holding (against long USD) was the best performing FX position as the JPY sank to its lowest level in a year. The move was primarily driven by the stronger greenback as the COVID-19 vaccine rollout and stimulus efforts in the US caused the dollar to strengthen. Short positioning on the Australian and New Zealand dollars (against long USD) was also profitable after the Reserve Bank of Australia (RBA) continued its bond purchase program and following the New Zealand government’s efforts to curb property speculation. Global stock indexes generated additional profits for the Fund. Long positioning on many global stock indexes profited as most major equity indexes advanced during the month. Positive progress with the COVID-19 vaccine rollout along with fiscal and monetary stimulus support continued to underpin the rally in most global equities. Commodity holdings also produced gains during March. The Fund’s nimble short-term suite of models profitably traded the intra-month volatility within the petroleum complex. A short natural gas position benefited from warmer domestic weather forecasts which led to additional energy sub-sector gains. Long grain positions also produced profits for the Fund as the grain complex advanced sharply into month-end after a USDA report showed planting estimates below market expectations. Interest rate positions contributed small additional profits during the month with gains most notable in long-dated instruments. Long positioning on Australian 3- and 10-year notes produced profits after the RBA doubled down on bond purchases and policymakers expressed concern over the speed of the nation’s economic recovery. Credit trading was also profitable during March as short protection positions generated gains as most US and European credit spreads narrowed amid the risk-on environment.

2020 (For the Three Months Ended March 31)

Of the 4.53% year to date return, approximately 6.88% was due to trading gains (before commissions), offset by approximately (0.14)% due to investment loss and approximately (2.21)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 6.88% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	6.66%
Foreign Exchange	8.05%
Interest Rates	5.92%
Equity Indices	(13.75)%
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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2021 and December 31, 2020 and the trading gains/losses by market category for the three months ended March 31, 2020 and the year ended December 31, 2020.

	March 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.08%	(2.04)%
Commodities	0.53%	3.52%
Foreign Exchange	0.63%	5.53%
Interest Rates	0.69%	(3.48)%
Equity Indices	0.91%	3.95%
Aggregate/Total	1.69%	7.48%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 5.53% year to date return, approximately 7.48% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately (1.98)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2021.

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

The Fund has continued to operate as normal during the COVID-19 pandemic.  The Fund had access to and the ability to trade in approved markets.  There were no disruptions in the Fund’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

The future impact of COVID-19 on the financial performance of the Fund’s investments will depend on future developments, including the effectiveness of vaccines and the public’s willingness to get vaccinated as new strains of the virus emerge, along with any related advisories and restrictions. These developments and the lasting impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Fund’s ability to trade and investment results may be materially affected.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.
There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 26, 2021.
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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of March 31, 2020 and December 31, 2020, (iii) Statements of Operations For the Three Months Ended March 31, 2021 and 2020, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2021 and 2020, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2021 and 2020, (vi) Financial Highlights For the Three Months Ended March 31, 2021 and 2020, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of March 31, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months Ended March 31, 2021 and 2020, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2021 and 2020, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2021 and 2020, (vi) Financial Highlights For the Three Months Ended March 31, 2021 and 2020, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 14, 2021	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer