Form 10-Q
period 2021-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2021-08-13
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

The Registrant has no voting stock. As of June 30, 2021, there were 59,584.483 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2021 (Unaudited)

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$5,522,348	3.87%
	Credit Cards	542,317	0.38%
	Equipment Loans	494,660	0.35%
	Total Asset Backed Securities (cost $6,571,025)	6,559,325	4.60%

	Bank Deposits
	Australia
	Financials (cost $799,936)	800,065	0.56%
	Singapore
	Financials (cost $775,000)	775,056	0.54%
	United States
	Financials (cost $870,000)	869,479	0.61%
	Total Bank Deposits (cost $2,444,936)	2,444,600	1.71%

	Commercial Paper
	France
	Financials (cost $774,290)	774,482	0.54%
	United Kingdom
	Financials (cost $3,504,395)	3,504,492	2.46%
	United States
	Communications	499,722	0.35%
	Consumer Discretionary	7,667,908	5.38%
	Consumer Staples	1,749,463	1.23%
	Financials	6,325,165	4.44%
	Industrials	639,962	0.45%
	Real estate	5,234,646	3.67%
	Utilities	11,363,722	7.97%
	Total United States (cost $33,482,005)	33,480,588	23.49%
	Total Commercial Paper (cost $37,760,690)	$37,759,562	$26.48%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,920,729	1.35%
	Canada
	Financials	3,418,333	2.40%
	Energy	240,591	0.17%
	Total Canada (cost $3,650,279)	3,658,924	2.57%
	Germany
	Consumer Discretionary (cost $2,144,897)	2,153,530	1.51%
	Japan
	Financials (cost $1,193,313)	1,193,765	0.84%
	Switzerland
	Financials (cost $2,019,647)	2,031,908	1.43%
	United States
	Communications	777,247	0.55%
	Consumer Discretionary	2,313,896	1.62%
	Consumer Staples	2,277,246	1.60%
	Energy	2,517,855	1.77%
	Financials	6,421,220	4.50%
	Health care	1,178,102	0.83%
	Industrials	2,673,437	1.88%
	Technology	945,456	0.66%
	Real estate	796,240	0.56%
	Utilities	1,313,685	0.92%
	Total United States (cost $21,154,191)	21,214,384	14.89%
	Total Corporate Bonds (cost $32,072,327)	32,173,240	22.59%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 07/15/2021 (1)	2,134,964	1.50%
$5,300,000	U.S. Treasury Bills Due 08/12/2021 (1)	5,299,676	3.72%
$10,000,000	U.S. Treasury Bills Due 09/16/2021 (1)	9,999,090	7.01%
	Total Government and Agency Obligations (cost $17,434,819)	17,433,730	12.23%
	Total Fixed Income Securities (cost $96,283,797) (2)	$96,370,457	67.61%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $17,433,730 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2021 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,088,504)	$3,088,504	2.17%
Total Short Term Investments (cost $3,088,504)	$3,088,504	2.17%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$260,279	0.17%
Energy	692,518	0.49%
Metals	(1,532,294)	(1.07)%
Stock indices	290,012	0.20%
Short-term interest rates	(606,279)	(0.43)%
Long-term interest rates	146,780	0.10%
Net unrealized gain (loss) on long futures contracts	(748,984)	(0.54)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(30,114)	(0.02)%
Energy	17,728	0.01%
Metals	1,424,795	1.00%
Stock indices	173,877	0.12%
Short-term interest rates	216,709	0.15%
Long-term interest rates	(645,796)	(0.45)%
Net unrealized gain (loss) on short futures contracts	1,157,199	0.81%
Net unrealized gain (loss) on open futures contracts	$408,215	0.27%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(16,753,564)	(11.75)%
Various short forward currency contracts	15,326,659	10.75%
Net unrealized gain (loss) on open forward currency contracts	$(1,426,905)	(1.00)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,474,832) (3)	$1,790,748	1.26%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $603,242) (4)	$509,118	0.36%

(3)
Includes $1,773,275 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $432,583 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2021 AND DECEMBER 31, 2020 (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Equity in futures brokers trading accounts
Cash	$14,664,319	$7,921,729
Restricted cash	2,253,752	0
Fixed income securities (cost $17,434,819 and $21,892,544, respectively)	17,433,730	21,892,821
Net unrealized gain (loss) on open futures contracts	408,215	4,761,054
Total equity in futures brokers trading accounts	34,760,016	34,575,604

Cash and cash equivalents	570,528	530,925
Cash at interbank market maker	3,301,939	6,016,235
Restricted cash at interbank market makers	20,122,283	9,501,426
Short term investments (cost $3,088,504 and $8,053,123, respectively)	3,088,504	8,053,123
Cash at swaps broker	3,187,753	3,252,089
Restricted cash at swaps broker	1,793,189	4,035,982
Fixed income securities (cost $78,848,978 and $71,548,774, respectively)	78,936,727	71,746,525
Credit default index swaps	17,473	3,920
Interest rate swaps	76,535	0
Due from swaps broker	25,929	22,431
Net unrealized gain on open forward currency contracts	0	1,125,411
Interest receivable	102,768	109,689
Total assets	$145,983,644	$138,973,360

LIABILITIES
Accounts payable	$100,706	$143,714
Brokerage fee payable	842,142	808,965
Net unrealized loss on open forward currency contracts	1,426,905	0
Interest rate swaps	0	72,230
Accrued commissions and other trading fees on open contracts	39,208	32,264
Offering costs payable	49,709	45,477
Redemptions payable	965,302	2,725,737
Total liabilities	3,423,972	3,828,387
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at June 30, 2021 and December 31, 2020	0	0
Limited Partners - 59,584.483 and 63,149.651 redeemable units outstanding at June 30, 2021 and December 31, 2020	142,559,672	135,144,973
Total partners’ capital (Net Asset Value)	142,559,672	135,144,973
Total liabilities and partners’ capital (Net Asset Value)	$145,983,644	$138,973,360

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$11,949,966	$492	$20,889,416	$(8,731,667)
Change in unrealized	(641,912)	(2,060,886)	(4,352,839)	4,944,133
Brokerage commissions	(288,003)	(233,874)	(568,269)	(539,980)
Net gain (loss) from futures trading	11,020,051	(2,294,268)	15,968,308	(4,327,514)

Forward currency trading gains (losses)
Realized	6,694,081	3,984,032	9,572,951	6,707,819
Change in unrealized	(6,986,943)	(10,902,056)	(2,552,316)	(474,466)
Brokerage commissions	(43,354)	(22,309)	(71,696)	(48,150)
Net gain (loss) from forward currency trading	(336,216)	(6,940,333)	6,948,939	6,185,203

Swap trading gains (losses)
Realized	29,899	0	(1,745,470)	0
Change in unrealized	169,571	0	(508,198)	0
Net gain (loss) from swap trading	199,470	0	(2,253,668)	0
Total net trading gain (loss)	10,883,305	(9,234,601)	20,663,579	1,857,689

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	102,856	466,758	230,821	1,221,139
Realized gain (loss) on fixed income securities	(13,034)	8,735	(16,788)	19,726
Change in unrealized gain (loss) on fixed income securities	(32,450)	1,194,182	(111,368)	197,698
Total investment income	57,372	1,669,675	102,665	1,438,563

Expenses
Brokerage fee	2,527,891	2,810,739	4,879,296	5,826,964
Operating expenses	128,970	165,917	256,582	332,011
Total expenses	2,656,861	2,976,656	5,135,878	6,158,975
Net investment income (loss)	(2,599,489)	(1,306,981)	(5,033,213)	(4,720,412)
NET INCOME (LOSS)	$8,283,816	$(10,541,582)	$15,630,366	$(2,862,723)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$137.19	$(146.16)	$254.86	$(39.17)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$134.09	$(148.93)	$252.49	$(49.60)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	60,381.403	72,124.503	61,329.242	73,080.768

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$15,630,366	$(2,862,723)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	7,524,721	(4,667,365)
(Increase) decrease in interest receivable	6,921	63,289
(Increase) decrease in due from swaps broker	(3,498)	0
Increase (decrease) in accounts payable and accrued expenses	(2,887)	(184,340)
Net purchases from swap contracts	(670,517)	0
Purchases of investments	(706,654,831)	(691,182,950)
Sales/maturities of investments	708,776,972	719,684,453
Net cash from (for) operating activities	24,607,247	20,850,364

Cash flows from (for) financing activities
Redemption of units	(9,668,602)	(9,199,571)
Offering costs paid	(303,268)	(386,376)
Net cash from (for) financing activities	(9,971,870)	(9,585,947)

Net increase (decrease) in cash, cash equivalents and restricted cash	14,635,377	11,264,417

Cash, cash equivalents and restricted cash at beginning of period	31,258,386	24,870,425

Cash, cash equivalents and restricted cash at end of period	$45,893,763	$36,134,842

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2021	December 31,2020
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$14,664,319	$7,921,729
Restricted cash	2,253,752	0
Cash and cash equivalents	570,528	530,925
Cash at interbank market maker	3,301,939	6,016,235
Restricted cash at interbank market makers	20,122,283	9,501,426
Cash at swaps broker	3,187,753	3,252,089
Restricted cash at swaps broker	1,793,189	4,035,982
Total cash, cash equivalents and restricted cash at end of period	$45,893,763	$31,258,386

See Accompanying Notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2021

Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973
Net income (loss) for the three months ended March 31, 2021		0		7,346,550		7,346,550
Redemptions	0.000	0	(2,389.505)	(5,110,068)	(2,389.505)	(5,110,068)
Offering costs		0		(156,766)		(156,766)
Balances at March 31, 2021	0.000	$0	60,760.146	$137,224,689	60,760.146	$137,224,689

Net income (loss) for the three months ended June 30, 2021		0		8,283,816		8,283,816
Redemptions	0.000	0	(1,175.663)	(2,798,099)	(1,175.663)	(2,798,099)
Offering costs		0		(150,734)		(150,734)
Balances at June 30, 2021	0.000	$0	59,584.483	$142,559,672	59,584.483	$142,559,672

Six Months Ended June 30, 2020

Balances at December 31, 2020	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss) for the three months ended March 31, 2020		0		7,678,859		$7,678,859
Redemptions	0.000	0	(2,063.891)	(4,780,012)	(2,063.891)	(4,780,012)
Offering costs		0		(206,947)		(206,947)
Balances at March 31, 2020	0.000	$0	72,661.938	$166,545,423	72,661.938	$166,545,423

Net income (loss) for the three months ended June 30, 2020		0		(10,541,582)		(10,541,582)
Redemptions	0.000	0	(1,786.399)	(3,943,483)	(1,786.399)	(3,943,484)
Offering costs		0		(164,543)		(164,542)
Balances at June 30, 2020	0.000	$0	70,875.539	$151,895,815	70,875.539	$151,895,815

Net Asset Value per General and Limited Partner Unit

June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,392.56	$2,258.47	$2,140.07	$2,143.13	$2,292.06	$2,192.73

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,258.47	$2,292.06	$2,140.07	$2,192.73

Income (loss) from operations:
Total net trading gains (losses) (1)	179.64	(128.53)	339.57	20.07
Net investment income (loss) (1)	(43.05)	(18.12)	(82.07)	(64.59)
Total net income (loss) from operations	136.59	(146.65)	257.50	(44.52)
Offering costs (1)	(2.50)	(2.28)	(5.01)	(5.08)
Net asset value per unit at end of period	$2,392.56	$2,143.13	$2,392.56	$2,143.13
Total Return (4)	5.94%	(6.50)%	11.80%	(2.26)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.51%	7.41%	7.49%	7.50%
Performance fee (4)	0	0	0	0
Total expenses	7.51%	7.41%	7.49%	7.50%
Net investment income (loss) (2) (3)	(7.35)%	(3.25)%	(7.34)%	(5.75)%

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
JUNE 30, 2021 (Unaudited)

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
JUNE 30, 2021 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2021 and December 31, 2020, and for the periods ended June 30, 2021 and 2020, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value at June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,088,504	$0	$0	$3,088,504
Fixed income securities	0	96,370,457	0	96,370,457

Other Financial Instruments
Exchange-traded futures contracts	408,215	0	0	408,215
Forward currency contracts	0	(1,426,905)	0	(1,426,905)
Credit default index swap contracts	0	1,790,748	0	1,790,748
Interest rate swap contracts	0	509,118	0	509,118
Total	$3,496,719	$97,243,418	$0	$100,740,137

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,053,123	$0	$0	$8,053,123
Fixed income securities	0	93,639,346	0	93,639,346

Other Financial Instruments
Exchange-traded futures contracts	4,761,054	0	0	4,761,054
Forward currency contracts	0	1,125,411	0	1,125,411
Credit default index swap contracts	0	1,265,353	0	1,265,353
Interest rate swap contracts	0	392,904	0	392,904
Total	$12,814,177	$96,423,014	$0	$109,237,191

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2021 and December 31, 2020, the Fund has the potential remaining reimbursement amount of approximately $34.1 million and $34.2 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $49,709 and $45,477, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
JUNE 30, 2021 (Unaudited)

Note 2.  GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The general partner does not have currently an investment in the Fund.

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
JUNE 30, 2021 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of June 30, 2021 and December 31, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2021 and 2020.

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
JUNE 30, 2021 (Unaudited)

Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at June 30, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout. At June 30, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $1,790,748 and $1,265,353, respectively.

	June 30, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: June 2026	Maturity Date: December 2025
Investment grade	$21,223,471	$19,273,236
Non-investment grade	20,399,992	16,235,572
Total	$41,623,463	$35,508,808

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

In February 2020, the Fund transferred all futures contracts held with UBS Securities LLC to Goldman, Sachs & Co., and all forward currency contracts held with UBS to NatWest. Goldman, Sachs & Co. and NatWest serve as the sole futures broker and interbank market maker, respectively, for the Fund’s ongoing trading. In July 2020, the Fund began trading centrally cleared swap contracts.

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2021 and December 31, 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2021 Fair Value	Liability Derivatives at June 30, 2021 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$675,516	$(445,351)	$230,165
Energy Contracts	Net unrealized gain (loss) on open futures contracts	761,441	(51,195)	710,246
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,282,890	(3,390,389)	(107,499)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,016,473	(552,584)	463,889
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	329,050	(718,620)	(389,570)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	197,506	(696,522)	(499,016)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	16,830,387	(18,257,292)	(1,426,905)
Credit Default Index Swap Contracts**	Credit default index swaps	1,985,948	(195,200)	1,790,748
Interest Rate Swap Contracts**	Interest rate swaps	597,845	(88,727)	509,118
Total		$25,677,056	$(24,395,880)	$1,281,176

*	Derivatives not designated as hedging instruments under ASC 815
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2021 and 2020 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2021	Trading Gains/(Losses) for the Three Months Ended June 30, 2020
Agriculture Contracts	$4,311,266	$(1,747,859)
Energy Contracts	4,376,545	(783,897)
Metal Contracts	1,407,195	(700,063)
Stock Indices Contracts	3,907,952	390,867
Short-Term Interest Rate Contracts	(398,843)	439,171
Long-Term Interest Rate Contracts	(2,296,061)	341,387
Forward Currency Contracts	(292,862)	(6,918,024)
Credit Default Index Swap Contracts	471,639	0
Interest Rate Swap Contracts	(272,169)	0
Total	$11,214,662	$(8,978,418)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2021	Trading Gains/(Losses) for the Six Months Ended June 30, 2020
Agriculture Contracts	$6,880,173	$175,246
Energy Contracts	6,830,221	4,442,386
Metal Contracts	1,093,785	3,786,710
Stock Indices Contracts	9,220,087	(23,176,345)
Short-Term Interest Rate Contracts	(1,735,000)	8,448,354
Long-Term Interest Rate Contracts	(5,752,689)	2,536,115
Forward Currency Contracts	7,020,635	6,233,353
Credit Default Index Swap Contracts	475,604	0
Interest Rate Swap Contracts	(2,729,272)	0
Total	$21,303,544	$2,445,819

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2021	Trading Gains/(Losses) for the Three Months Ended June 30, 2020
Futures trading gains (losses):
Realized**	$11,949,966	$492
Change in unrealized	(641,912)	(2,060,886)
Forward currency trading gains (losses):
Realized**	6,694,081	3,984,032
Change in unrealized	(6,986,943)	(10,902,056)
Swap trading gains (losses):
Realized	29,899	0
Change in unrealized	169,571	0
Total	$11,214,662	$(8,978,418)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2021	Trading Gains/(Losses) for the Six Months Ended June 30, 2020
Futures trading gains (losses):
Realized***	$20,889,416	$(8,731,667)
Change in unrealized	(4,352,839)	4,944,133
Forward currency trading gains (losses):
Realized***	9,572,951	6,707,819
Change in unrealized	(2,552,316)	(474,466)
Swap trading gains (losses):
Realized	(1,745,470)	0
Change in unrealized	(508,198)	0
Total	$21,303,544	$2,445,819

**
For the three months ended June 30, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(23,285) and $74,950, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $200,081 and $86,553, respectively.

***
For the six months ended June 30, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $8,504 and $121,004, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(136,125) and $(797,746), respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

For the three months ended June 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 26,800 and 19,400, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $3,435,500,000 and $0, respectively, and the monthly average of notional value of forward currency contracts was $1,623,700,000 and $986,400,000, respectively.

For the six months ended June 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 27,300 and 25,300, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $2,540,400,000 and $0, respectively, and the monthly average of notional value of forward currency contracts was $1,418,500,000 and $1,056,500,000, respectively.

Open contracts generally mature within three months; as of June 30, 2021, the latest maturity date for open futures contracts is September 2022 and the latest maturity date for open forward currency contracts is September 2021. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2026.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2021 and December 31, 2020 was $17,433,730 and $21,892,821, respectively, which equals approximately 12% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at June 30, 2021 and December 31, 2020 was restricted cash for margin requirements of $21,915,472 and $13,537,408, respectively, which equals approximately 16% and 10% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at June 30, 2021 and December 31, 2020.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$6,262,876	$(5,854,661)	$408,215
Forward currency contracts	NatWest Markets Plc	16,830,387	(16,830,387)	0
Centrally cleared swap contracts*	Centrally Cleared	2,583,793	(283,927)	2,299,866
Total derivatives		$25,677,056	$(22,968,975)	$2,708,081

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$408,215	$0	$0	$408,215
NatWest Markets Plc	0	0	0	0
Centrally Cleared	2,299,866	0	0	2,299,866
Total	$2,708,081	$0	$0	$2,708,081

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,854,661	$(5,854,661)	$0
Forward currency contracts	NatWest Markets Plc	18,257,292	(16,830,387)	1,426,905
Centrally cleared swap contracts	Centrally Cleared	283,927	(283,927)	0
Total derivatives		$24,395,880	$(22,968,975)	$1,426,905

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	1,426,905	0	(1,426,905)	0
Centrally Cleared	0	0	0	0
Total	$1,426,905	$0	$(1,426,905)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,064,676	$(2,303,622)	$4,761,054
Forward currency contracts	NatWest Markets Plc	5,879,307	(4,753,896)	1,125,411
Centrally cleared swap contracts*	Centrally Cleared	1,980,386	(322,129)	1,658,257
Total derivatives		$14,924,369	$(7,379,647)	$7,544,722

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
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)

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
JUNE 30, 2021 (Unaudited)

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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2021 and December 31, 2020, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2021 and 2020, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2021 and December 31, 2020, the results of operations and financial highlights for the three months and six months ended June 30, 2021 and 2020, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2021 and 2020.

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

Results of Operations

The returns for the six months ended June 30, 2021 and 2020 were 11.80% and (2.26)%, respectively. During the six months ended June 30, 2021 and 2020, the Fund accrued brokerage fees in the amount of $4,879,296 and $5,826,964, respectively, and paid brokerage fees in the amount of $4,846,119 and $5,899,920, respectively. No performance fees were accrued or paid during these periods.

2021 (For the Six Months Ended June 30)

Of the 11.80% year to date return, approximately 15.72% was due to trading gains (before commissions) and approximately 0.07% due to investment income, offset by approximately (3.99)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 15.72% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	(2.03)%
Commodities	5.36%
Foreign Exchange	10.85%
Interest Rates	(5.32)%
Equity Indices	6.86%
15.72%

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

In April, the Fund showed a gain with profits coming from commodity, stock index, and credit holdings, while foreign exchange and fixed income positions created some partially offsetting losses. Commodity holdings produced the best Fund gains during April. Long grain holdings provided profits as the complex rallied sharply throughout the month amid crop concerns in key planting regions and strong demand from top importer China. Long positions on the petroleum and industrial metal complexes proved profitable as prices rose during April driven by rising demand expectations as global economies begin to emerge from the COVID-19 pandemic. Global stock indexes generated additional profits for the Fund. Long positioning on many global stock indexes profited as most major equity indexes advanced during the month. Ongoing fiscal and monetary stimulus, especially from the US, along with strong corporate earnings and improving COVID-19 vaccination rates created an ideal environment for equity appreciation. Credit trading was also profitable during April as short protection positions generated gains as most US and European credit spreads narrowed amid the risk-on environment. Foreign exchange trading in both the developed and emerging markets produced losses for the Fund. The US dollar experienced a wide-breadth selloff given the Fed’s dovish assurances and President Biden’s expansionary fiscal policy measures. While a long CAD position (versus short USD) further benefited from the Bank of Canada acting as the first G10 central bank to formally begin a monetary policy normalization process, it was more than offset by losses elsewhere in the FX portfolio. Interest rate positions contributed additional losses during the month. Long positioning on German 5- and 10-year notes suffered while short holdings on US Treasuries produced some partially offsetting gains as most global yields rose (prices fell) due to growing inflation concerns.

The Fund produced a gain in May with profits coming from commodity, foreign exchange, stock index, and credit holdings, while fixed income positions created some partially offsetting losses. Commodity holdings produced the best Fund gains during May. In the precious metals sub-sector, a long position on gold proved profitable amid a drumbeat of dovish commentary from FOMC officials who insisted that any inflationary pressures will be transitory which helped weaken the US dollar and sent gold futures higher by over 7% during the month. Other commodity sub-sectors that contributed to monthly gains included grains, energies, softs, and industrial metals. Foreign exchange trading in both the emerging and developed market currencies was profitable for the Fund. A long South African rand holding (against short USD) was the best performer in the EM space as the ZAR rose to its highest level in almost two years, helped along by strong demand for energies and metals. Long positioning on the Canadian dollar (against short USD) was also profitable on back of the bid in commodities as well as the Bank of Canada’s pivot to a more hawkish stance. The overall weaker greenback benefited other short USD holdings, adding to sector gains. Global stock indexes generated additional profits for the Fund. Long positioning on many global stock indexes profited as most major equity indexes advanced during the month. Economic reopening progress from the pandemic linked with ongoing monetary and fiscal stimulus created a risk-on backdrop for stocks. Credit trading was also profitable during May as short protection positions produced gains as most US and European credit spreads narrowed amid the risk-on environment. Interest rate positions created some partially offsetting losses during the month. Short positioning on some European and US instruments suffered as prices rose (yields fell) as multiple ECB and Federal Reserve officials pushed back against market expectations that both central banks were close to considering reducing quantitative easing measures.

The Fund was down slightly in June with profits coming from commodity, stock index, and credit holdings, while interest rate and foreign exchange positions created some partially offsetting losses for the Fund. Commodity holdings produced the best Fund profits during June. The dominant gains were found in long positioning on the petroleum and natural gas markets. WTI and Brent crude oil rallied amid improving demand dynamics linked with tighter supplies. Natural gas rose sharply on the back of a US heat wave that saw increased gas demand for electric generation for air conditioning. Global stock indexes generated additional gains for the Fund. Long positioning in the United States and Canada generated the best sector profits. Ongoing monetary and fiscal stimulus, accompanied by improving COVID vaccination rates and expanding economic reopening, provided a tailwind for equities. The US NASDAQ and S&P 500 indexes, along with the Canadian S&P/TSX index, printed new all-time highs during the month benefitting our long positioning. Credit trading was also profitable during June as short protection positions generated gains as US and European credit spreads narrowed amid the risk-on environment. Interest rate positions generated the largest partially offsetting losses during the month. Short positioning on the US 10-year note, US 30-year bond, and UK Gilts led sector losses as reassuring commentary from the FOMC and the Bank of England on the transitory nature of higher inflation sent long-term yields lower (prices higher). A long position on the policy-sensitive US 2-year note suffered when the FOMC turned surprisingly hawkish mid-month sending short-term yields higher (prices lower). Foreign exchange trading in the emerging market (EM) currencies was a drag on the Fund as well. Long EM currency positions (versus short the US dollar) suffered after the mid-month FOMC meeting. Chairman Powell surprised markets with an unexpected hawkish shift which sent the greenback sharply higher, hurting our US dollar shorts.

2020 (For the Six Months Ended June 30)

Of the (2.26)% year to date return, approximately 1.19% was due to trading gains (before commissions) and approximately 0.88% due to investment income, offset by approximately (4.33)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 1.19% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	4.65%
Foreign Exchange	3.81%
Interest Rates	6.39%
Equity Indices	(13.66)%
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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2021 and December 31, 2020 and the trading gains/losses by market category for the six months ended June 30, 2020 and the year ended December 31, 2020.

	June 30, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.05%	(2.03)%
Commodities	0.81%	5.36%
Foreign Exchange	0.52%	10.85%
Interest Rates	0.28%	(5.32)%
Equity Indices	0.82%	6.86%
Aggregate/Total	1.69%	15.72%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 11.80% year to date return, approximately 15.72% was due to trading gains (before commissions) and approximately 0.07% due to investment income, offset by approximately (3.99)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2021.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of June 30, 2020 and December 31, 2020, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2021 and 2020, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2021 and 2020, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Six Months Ended June 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 on April 27, 2010.
(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011.
(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017.
(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of June 30, 2020 and December 31, 2020, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2021 and 2020, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2021 and 2020, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Six Months Ended June 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 13, 2021	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer