Form 10-Q
period 2021-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2021-11-12
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

The Registrant has no voting stock. As of September 30, 2021, there were 57,799.609 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021 (Unaudited)

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$7,162,088	5.29%
	Equipment Loans	821,635	0.61%
	Total Asset Backed Securities (cost $7,990,569)	7,983,723	5.90%

	Bank Deposits
	Australia
	Financials (cost $799,977)	800,073	0.59%
	Singapore
	Financials (cost $775,000)	775,051	0.57%
	United States
	Financials (cost $870,000)	869,856	0.64%
	Total Bank Deposits (cost $2,444,977)	2,444,980	1.80%

	Commercial Paper
	France
	Financials (cost $774,693)	774,833	0.57%
	United States
	Consumer Discretionary	6,319,259	4.67%
	Financials	16,083,598	11.88%
	Real estate	4,184,651	3.09%
	Technology	3,039,325	2.25%
	Utilities	7,079,236	5.23%
	Total United States (cost $36,706,844)	36,706,069	27.12%
	Total Commercial Paper (cost $37,481,537)	$37,480,902	$27.68%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,919,775	1.42%
	Canada
	Financials	4,657,901	3.44%
	Energy	705,705	0.52%
	Total Canada (cost $5,348,835)	5,363,606	3.96%
	Germany
	Consumer Discretionary (cost $1,550,000)	1,553,954	1.15%
	Japan
	Financials (cost $1,185,475)	1,185,999	0.88%
	Switzerland
	Financials (cost $2,019,720)	2,029,201	1.50%
	United Kingdom
	Health care (cost $660,296)	660,199	0.49%
	United States
	Communications	230,000	0.17%
	Consumer Discretionary	2,923,158	2.16%
	Consumer Staples	2,270,437	1.68%
	Energy	2,509,463	1.85%
	Financials	5,617,673	4.15%
	Health care	1,545,910	1.14%
	Industrials	2,641,122	1.95%
	Technology	1,826,338	1.35%
	Real estate	796,281	0.59%
	Utilities	1,553,989	1.15%
	Total United States (cost $21,868,020)	21,914,371	16.19%
	Total Corporate Bonds (cost $34,542,346)	34,627,105	25.59%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 10/14/2021 (1)	2,134,983	1.58%
$5,300,000	U.S. Treasury Bills Due 11/12/2021 (1)	5,299,709	3.92%
$10,000,000	U.S. Treasury Bills Due 12/19/2021 (1)	9,999,520	7.39%
	Total Government and Agency Obligations (cost $17,433,987)	17,434,212	12.89%
	Total Fixed Income Securities (cost $99,893,416) (2)	$99,970,922	73.86%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $17,434,212 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $1,479)	$1,479	0
Total Short Term Investments (cost $1,479)	$1,479	0

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$128,581	0.09%
Energy	420,102	0.31%
Metals	(3,203,759)	(2.37)%
Stock indices	(1,370,373)	(1.01)%
Short-term interest rates	(540,844)	(0.40)%
Long-term interest rates	(2,752,409)	(2.03)%
Net unrealized gain (loss) on long futures contracts	(7,318,702)	(5.41)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(88,519)	(0.07)%
Energy	(54,890)	(0.04)%
Metals	2,799,905	2.07%
Stock indices	(26,772)	(0.02)%
Short-term interest rates	146,982	0.11%
Long-term interest rates	2,832,885	2.09%
Net unrealized gain (loss) on short futures contracts	5,609,591	4.14%
Net unrealized gain (loss) on open futures contracts	$(1,709,111)	(1.27)%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(17,057,985)	(12.60)%
Various short forward currency contracts	19,017,376	14.05%
Net unrealized gain (loss) on open forward currency contracts	$1,959,391	1.45%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,586,691) (3)	$1,508,627	1.11%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $409,083) (4)	$877,624	0.65%

(3)
Includes $1,550,974 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $795,598 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Equity in futures brokers trading accounts
Cash	$7,063,077	$7,921,729
Restricted cash	5,588,790	0
Fixed income securities (cost $17,433,987 and $21,892,544, respectively)	17,434,211	21,892,821
Net unrealized gain (loss) on open futures contracts	(1,709,111)	4,761,054
Total equity in futures brokers trading accounts	28,376,967	34,575,604

Cash and cash equivalents	448,017	530,925
Cash at interbank market maker	3,263,298	6,016,235
Restricted cash at interbank market makers	16,209,816	9,501,426
Short term investments (cost $1,479 and $8,053,123, respectively)	1,479	8,053,123
Cash at swaps broker	3,863,474	3,252,089
Restricted cash at swaps broker	1,663,091	4,035,982
Fixed income securities (cost $82,459,429 and $71,548,774, respectively)	82,536,711	71,746,525
Credit default index swaps	0	3,920
Interest rate swaps	82,026	0
Due from swaps broker	27,379	22,431
Net unrealized gain on open forward currency contracts	1,959,391	1,125,411
Interest receivable	111,574	109,689
Total assets	$138,543,223	$138,973,360

LIABILITIES
Accounts payable	$103,654	$143,714
Brokerage fee payable	804,097	808,965
Payable for securities purchased	465,081	0
Interest rate swaps	0	72,230
Credit default index swaps	42,347	0
Accrued commissions and other trading fees on open contracts	40,451	32,264
Offering costs payable	46,609	45,477
Redemptions payable	1,708,207	2,725,737
Total liabilities	3,210,446	3,828,387
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at September 30, 2021 and December 31, 2020	0	0
Limited Partners - 57,799.609 and 63,149.651 redeemable units outstanding at September 30, 2021 and December 31, 2020	135,332,777	135,144,973
Total partners’ capital (Net Asset Value)	135,332,777	135,144,973
Total liabilities and partners’ capital (Net Asset Value)	$138,543,223	$138,973,360

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$2,163,490	$(7,166,326)	$23,052,906	$(15,897,993)
Change in unrealized	(2,117,326)	1,486,490	(6,470,165)	6,430,623
Brokerage commissions	(287,104)	(315,278)	(855,373)	(855,258)
Net gain (loss) from futures trading	(240,940)	(5,995,114)	15,727,368	(10,322,628)

Forward currency trading gains (losses)
Realized	(3,908,213)	(3,501,984)	5,664,738	3,205,835
Change in unrealized	3,386,296	1,191,188	833,980	716,722
Brokerage commissions	(52,899)	(33,974)	(124,595)	(82,124)
Net gain (loss) from forward currency trading	(574,816)	(2,344,770)	6,374,123	3,840,433

Swap trading gains (losses)
Realized	345,151	266,524	(1,400,319)	266,524
Change in unrealized	168,685	90,330	(339,513)	90,330
Net gain (loss) from swap trading	513,836	356,854	(1,739,832)	356,854
Total net trading gain (loss)	(301,920)	(7,983,030)	20,361,659	(6,125,341)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	90,257	234,886	321,078	1,456,025
Realized gain (loss) on fixed income securities	(25,243)	20,887	(42,031)	40,613
Change in unrealized gain (loss) on fixed income securities	(9,154)	(49,274)	(120,522)	148,424
Total investment income	55,860	206,499	158,525	1,645,062

Expenses
Brokerage fee	2,458,876	2,517,276	7,338,172	8,344,240
Operating expenses	144,367	167,555	400,949	499,566
Total expenses	2,603,243	2,684,831	7,739,121	8,843,806
Net investment income (loss)	(2,547,383)	(2,478,332)	(7,580,596)	(7,198,744)
NET INCOME (LOSS)	$(2,849,303)	$(10,461,362)	$12,781,063	$(13,324,085)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(48.30)	$(149.55)	$211.08	$(184.96)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(51.15)	$(151.64)	$201.34	$(201.24)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	58,991.393	69,953.500	60,549.959	72,038.345

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2021 AND 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$12,781,063	$(13,324,085)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	6,096,220	(7,386,099)
(Increase) decrease in interest receivable	(1,885)	143,246
(Increase) decrease in due from swaps broker	(4,948)	(17,877)
Increase (decrease) in payable for securities purchased	465,081	0
Increase (decrease) in accounts payable and accrued expenses	(36,741)	(288,363)
Net purchases from swap broker	(447,502)	(773,083)
Purchases of investments	(1,039,132,017)	(977,668,498)
Sales/maturities of investments	1,040,731,563	1,025,198,662
Net cash from (for) operating activities	20,450,834	25,883,903

Cash flows from (for) financing activities
Redemption of units	(13,156,179)	(14,690,939)
Offering costs paid	(453,478)	(550,351)
Net cash from (for) financing activities	(13,609,657)	(15,241,290)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,841,177	10,642,613

Cash, cash equivalents and restricted cash at beginning of period	31,258,386	24,870,425

Cash, cash equivalents and restricted cash at end of period	$38,099,563	$35,513,038

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2021	December 31,2020
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$7,063,077	$7,921,729
Restricted cash	5,588,790	0
Cash and cash equivalents	448,017	530,925
Cash at interbank market maker	3,263,298	6,016,235
Restricted cash at interbank market makers	16,209,816	9,501,426
Cash at swaps broker	3,863,474	3,252,089
Restricted cash at swaps broker	1,663,091	4,035,982
Total cash, cash equivalents and restricted cash at end of period	$38,099,563	$31,258,386

See Accompanying Notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2021

Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973
Net income (loss) for the three months ended March 31, 2021		0		7,346,550		7,346,550
Redemptions	0.000	0	(2,389.505)	(5,110,068)	(2,389.505)	(5,110,068)
Offering costs		0		(156,766)		(156,766)
Balances at March 31, 2021	0.000	$0	60,760.146	$137,224,689	60,760.146	$137,224,689

Net income (loss) for the three months ended June 30, 2021		0		8,283,816		8,283,816
Redemptions	0.000	0	(1,175.663)	(2,798,099)	(1,175.663)	(2,798,099)
Offering costs		0		(150,734)		(150,734)
Balances at June 30, 2021	0.000	$0	59,584.483	$142,559,672	59,584.483	$142,559,672

Net income (loss) for the three months ended September 30, 2021		0		(2,849,303)		(2,849,303)
Redemptions	0.000	0	(1,784.874)	(4,230,482)	(1,784.874)	(4,230,482)
Offering costs		0		(147,110)		(147,110)
Balances at September 30, 2021	0.000	$0	57,799.609	$135,332,777	57,799.609	$135,332,777

Nine Months Ended September 30, 2020

Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss) for the three months ended March 31, 2020		0		7,678,859		$7,678,859
Redemptions	0.000	0	(2,063.891)	(4,780,012)	(2,063.891)	(4,780,012)
Offering costs		0		(206,947)		(206,947)
Balances at March 31, 2020	0.000	$0	72,661.938	$166,545,423	72,661.938	$166,545,423

Net income (loss) for the three months ended June 30, 2020		0		(10,541,582)		(10,541,582)
Redemptions	0.000	0	(1,786.399)	(3,943,483)	(1,786.399)	(3,943,483)
Offering costs		0		(164,543)		(164,543)
Balances at June 30, 2020	0.000	$0	70,875.539	$151,895,815	70,875.539	$151,895,815

Net income (loss) for the three months ended September 30, 2020		0		(10,461,362)		(10,461,362)
Redemptions	0.000	0	(3,510.316)	(7,117,602)	(3,510.316)	(7,117,602)
Offering costs		0		(159,624)		(159,624)
Balances at September 30, 2020	0.000	$0	67,365.223	$134,157,227	67,365.223	$134,157,227

Net Asset Value per General and Limited Partner Unit

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$2,341.41	$2,392.56	$2,258.47	$2,140.07

September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$1,991.49	$2,143.13	$2,292.06	$2,192.73

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,392.56	$2,143.13	$2,140.07	$2,192.73

Income (loss) from operations:
Total net trading gains (losses) (1)	(5.48)	(113.93)	334.05	(93.94)
Net investment income (loss) (1)	(43.18)	(35.43)	(125.20)	(99.93)
Total net income (loss) from operations	(48.66)	(149.36)	208.85	(193.87)
Offering costs (1)	(2.49)	(2.28)	(7.51)	(7.37)
Net asset value per unit at end of period	$2,341.41	$1,991.49	$2,341.41	$1,991.49
Total Return (4)	(2.14)%	(7.08)%	9.41%	(9.18)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.44%	7.45%	7.51%	7.50%
Performance fee (4)	0	0	0	0
Total expenses	7.44%	7.45%	7.51%	7.50%
Net investment income (loss) (2) (3)	(7.28)%	(6.88)%	(7.35)%	(6.10)%

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
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2021 and December 31, 2020, and for the periods ended September 30, 2021 and 2020, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Fair Value at September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,479	$0	$0	$1,479
Fixed income securities	0	99,970,922	0	99,970,922

Other Financial Instruments
Exchange-traded futures contracts	(1,709,111)	0	0	(1,709,111)
Forward currency contracts	0	1,959,391	0	1,959,391
Credit default index swap contracts	0	1,508,627	0	1,508,627
Interest rate swap contracts	0	877,624	0	877,624
Total	$(1,707,632)	$104,316,564	$0	$102,608,932

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,053,123	$0	$0	$8,053,123
Fixed income securities	0	93,639,346	0	93,639,346

Other Financial Instruments
Exchange-traded futures contracts	4,761,054	0	0	4,761,054
Forward currency contracts	0	1,125,411	0	1,125,411
Credit default index swap contracts	0	1,265,353	0	1,265,353
Interest rate swap contracts	0	392,904	0	392,904
Total	$12,814,177	$96,423,014	$0	$109,237,191

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2021 and December 31, 2020, the Fund has the potential remaining reimbursement amount of approximately $34.1 million and $34.2 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $46,609 and $45,477, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

I.  Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, six-month and one-year LIBOR and IBOR tenors after June 2023. If LIBOR and IBORs prematurely cease to exist, the Fund may need to renegotiate outstanding swaps to replace affected rates with the identified replacement rates. There is currently no definitive information regarding the future discontinuance of LIBORs or IBORs prior to 2023. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

Note 2.  GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The general partner does not currently have an investment in the Fund.

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
SEPTEMBER 30, 2021 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of September 30, 2021 and December 31, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2021 and 2020.

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
SEPTEMBER 30, 2021 (Unaudited)

Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at September 30, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout. At September 30, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $1,508,627 and $1,265,353, respectively.

	September 30, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: December 2026	Maturity Date: December 2025
Investment grade	$20,143,114	$19,273,236
Non-investment grade	19,547,909	16,235,572
Total	$39,691,023	$35,508,808

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2021 and December 31, 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2021 Fair Value	Liability Derivatives at September 30, 2021 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,181,593	$(1,141,531)	$40,062
Energy Contracts	Net unrealized gain (loss) on open futures contracts	437,725	(72,513)	365,212
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,100,102	(4,503,956)	(403,854)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	72,923	(1,470,068)	(1,397,145)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	181,950	(575,812)	(393,862)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,839,583	(2,759,107)	80,476
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	19,734,915	(17,775,524)	1,959,391
Credit Default Index Swap Contracts**	Credit default index swaps	1,791,629	(283,002)	1,508,627
Interest Rate Swap Contracts**	Interest rate swaps	1,017,069	(139,445)	877,624
Total		$31,357,489	$(28,720,958)	$2,636,531

*	Derivatives not designated as hedging instruments under ASC 815
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2021 and 2020 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2021	Trading Gains/(Losses) for the Three Months Ended September 30, 2020
Agriculture Contracts	$(1,014,661)	$(3,073,722)
Energy Contracts	1,433,207	(1,513,552)
Metal Contracts	178,310	3,955,446
Stock Indices Contracts	362,692	(3,577,912)
Short-Term Interest Rate Contracts	3,917	(25,885)
Long-Term Interest Rate Contracts	(917,301)	(1,444,211)
Forward Currency Contracts	(521,917)	(2,310,796)
Credit Default Index Swap Contracts	849	80,147
Interest Rate Swap Contracts	512,987	276,707
Total	$38,083	$(7,633,778)

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2021	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020
Agriculture Contracts	$5,865,512	$(2,898,476)
Energy Contracts	8,263,428	2,928,834
Metal Contracts	1,272,095	7,742,156
Stock Indices Contracts	9,582,779	(26,754,257)
Short-Term Interest Rate Contracts	(1,731,083)	8,422,469
Long-Term Interest Rate Contracts	(6,669,990)	1,091,904
Forward Currency Contracts	6,498,718	3,922,557
Credit Default Index Swap Contracts	476,453	80,147
Interest Rate Swap Contracts	(2,216,285)	276,707
Total	$21,341,627	$(5,187,959)

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2021	Trading Gains/(Losses) for the Three Months Ended September 30, 2020
Futures trading gains (losses):
Realized**	$2,163,490	$(7,166,326)
Change in unrealized	(2,117,326)	1,486,490
Forward currency trading gains (losses):
Realized**	(3,908,213)	(3,501,984)
Change in unrealized	3,386,296	1,191,188
Swap trading gains (losses):
Realized	345,151	266,524
Change in unrealized	168,685	90,330
Total	$38,083	$(7,633,778)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2021	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020
Futures trading gains (losses):
Realized***	$23,052,906	$(15,897,993)
Change in unrealized	(6,470,165)	6,430,623
Forward currency trading gains (losses):
Realized***	5,664,738	3,205,835
Change in unrealized	833,980	716,722
Swap trading gains (losses):
Realized	(1,400,319)	266,524
Change in unrealized	(339,513)	90,330
Total	$21,341,627	$(5,187,959)

**
For the three months ended September 30, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $56,965 and $5,148, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $314,802 and $593,508, respectively.

***
For the nine months ended September 30, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $65,469 and $126,152, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(178,677) and $(204,238), respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

For the three months ended September 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 27,900 and 29,800, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $3,727,700,000 and $269,300,000, respectively, and the monthly average of notional value of forward currency contracts was $1,878,800,000 and $1,246,900,000, respectively.

For the nine months ended September 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 27,500 and 26,800, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $2,936,200,000 and $269,300,000, respectively, and the monthly average of notional value of forward currency contracts was $1,571,900,000 and $1,120,000,000, respectively.

Open contracts generally mature within three months; as of September 30, 2021, the latest maturity date for open futures contracts is December 2022 and the latest maturity date for open forward currency contracts is December 2021. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2026.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2021 and December 31, 2020 was $17,434,212 and $21,892,821, respectively, which equals approximately 13% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at September 30, 2021 and December 31, 2020 was restricted cash for margin requirements of $17,872,907 and $13,537,408, respectively, which equals approximately 13% and 10% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at September 30, 2021 and December 31, 2020.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$8,813,876	$(8,813,876)	$0
Forward currency contracts	NatWest Markets Plc	19,734,915	(17,775,524)	1,959,391
Centrally cleared swap contracts*	Centrally Cleared	2,808,698	(422,447)	2,386,251
Total derivatives		$31,357,489	$(27,011,847)	$4,345,642

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	1,959,391	0	0	1,959,391
Centrally Cleared	2,386,251	0	0	2,386,251
Total	$4,345,642	$0	$0	$4,345,642

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$10,522,987	$(8,813,876)	$1,709,111
Forward currency contracts	NatWest Markets Plc	17,775,524	(17,775,524)	0
Centrally cleared swap contracts	Centrally Cleared	422,447	(422,447)	0
Total derivatives		$28,720,958	$(27,011,847)	$1,709,111

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$1,709,111	$0	$(1,709,111)	$0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$1,709,111	$0	$(1,709,111)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,064,676	$(2,303,622)	$4,761,054
Forward currency contracts	NatWest Markets Plc	5,879,307	(4,753,896)	1,125,411
Centrally cleared swap contracts*	Centrally Cleared	1,980,386	(322,129)	1,658,257
Total derivatives		$14,924,369	$(7,379,647)	$7,544,722

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2021 and December 31, 2020, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2021 and 2020, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2021 and December 31, 2020, the results of operations and financial highlights for the three months and nine months ended September 30, 2021 and 2020, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2021 and 2020.

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

Results of Operations

The returns for the nine months ended September 30, 2021 and 2020 were 9.41% and (9.18)%, respectively. During the nine months ended September 30, 2021 and 2020, the Fund accrued brokerage fees in the amount of $7,338,172 and $ 8,344,240, respectively, and paid brokerage fees in the amount of $7,343,040 and $ 8,511,736, respectively. No performance fees were accrued or paid during these periods.

2021 (For the Nine Months Ended September 30)

Of the 9.41% year to date return, approximately 15.30% was due to trading gains (before commissions) and approximately 0.12% due to investment income, offset by approximately (6.01)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 15.30% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	(1.84)%
Commodities	11.27%
Foreign Exchange	4.99%
Interest Rates	(6.09)%
Equity Indices	6.97%
15.30%

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

The Fund, which consists of momentum, macro, and short-term strategies, produced a gain during July. Profits came from interest rate and commodity holdings, while foreign exchange (FX), stock index, and credit positions produced some partially offsetting losses. Interest rate positions contributed the best Fund profits during the month with gains most notable in long-dated instruments. The growing risks to economic growth due to rising Delta variant infections, inflation, and supply-side disruptions prompted buying of safe-haven assets. Long positioning on German notes were profitable after the ECB raised its inflation goal and made a dovish shift on forward guidance. Commodity holdings produced additional gains for the Fund in July. Long energy positions generated profits for the Fund as the energy complex advanced amid increasing demand and rising inflation concerns. Long nickel positioning outperformed as the base metal rallied to multi-year highs on booming demand for the metal used in stainless steel and electric-vehicle batteries. Foreign exchange trading, primarily in the developed market currencies, produced offsetting losses for the Fund. The Federal Reserve said the US job market still had “some ground to cover” which contributed to losses in short US dollar holdings (against long foreign currencies). Short positioning on the Japanese yen, our biggest loser on the month, strengthened on the Fed commentary as well as the bid for safe-haven assets given the concerns about the Delta variant. Global stock indexes generated additional offsetting losses for the Fund. Long positioning on Asian stock index holdings were a drag for the Fund as concerns that the spread of the Delta variant could dampen recovery momentum and additional Chinese tech regulation weighed on prices. However, long positioning in the United States provided some counteracting gains as ongoing policy accommodation and strong Q2 earnings results provided a tailwind for US equities. Credit positions had little impact on performance as spreads remained range-bound amid a lack of meaningful directional drivers.

The Fund, which consists of momentum, macro, and short-term strategies, produced a loss during August. Losses came from commodity, interest rate, and foreign exchange holdings, while stock index and credit positions produced some partially offsetting gains during the month. Commodity holdings produced the largest losses for the Fund in August. Long positioning on the petroleum and industrial metal complexes suffered as the surging Delta variant of the COVID-19 virus called into question the outlook for global economic growth which helped to send the prices of those commodities lower. In the grain subsector, long holdings on the soy complex created losses amid prospects for higher production from Brazil and beneficial rain in the US Farm Belt. Interest rate positions contributed additional losses for the Fund with declines most notable in long-dated instruments. Long positioning on US and German notes produced losses as the US Federal Reserve and European Central Bank began to prepare markets for a possible scaling back of quantitative easing measures amid elevated inflation readings. Foreign exchange trading across both emerging market (EM) and developed market (DM) currencies produced additional losses for the Fund during the month. After the US dollar’s slightly weaker July, the greenback had mixed returns over the month. Risk markets generally fared well in August despite the spread of the Delta variant and many EM currencies outperformed (versus the USD) as a result, hurting Fund short positions in those markets. Global stock indexes generated the best partially offsetting gains. Long positioning on a variety of global equity indexes drove sector profits as most major global stock indexes finished August with gains. The ongoing fiscal and monetary support globally continued to provide a tailwind behind equities even as the Delta variant surged. An increase in vaccination rates also helped drive risk-on buying. Credit trading was also profitable as short protection positions generated gains as US and European credit spreads narrowed amid the risk-on environment.

The Fund, which consists of momentum, macro, and short-term strategies, produced a loss during September. Losses came from interest rate and stock index positions, while commodity and foreign exchange (FX) holdings produced some partially offsetting gains during the month. Interest rate positions contributed the largest partially offsetting losses for the Fund with declines most notable in long-dated instruments. Long positioning on German and Australian notes produced losses as major central banks began to prepare markets for a scaling back of quantitative easing measures amid elevated inflation readings which sent yields higher as bond prices fell. Global stock indexes also generated losses in September. Long positioning on a variety of global equity indexes drove sector declines as most major global stock indexes finished the month with losses. The general risk-off sentiment that intensified during the month put an end to the relentless equity rally seen for most of 2021. Commodity holdings produced the largest gains for the Fund. Long positioning on the petroleum complex created some of the best profits. Brent and WTI crude both showed strong monthly gains as a significant percentage of US Gulf Coast output remained offline following Hurricane Ida, while at the same time, the UK grappled with a fuel shortage crisis. A long position on cotton was also profitable. Cotton advanced sharply during the month as adverse US weather and strong demand from China, Turkey, and Pakistan threatened to further tighten global supplies. Foreign exchange trading produced additional gains. Long US dollar exposure proved profitable as the greenback saw a sharp rally over the month, trading stronger against most developed and emerging market currencies. The dollar benefitted from flight-to-safety buying as some major central banks turned more hawkish, supply chain bottlenecks kept inflation concerns elevated, contagion fears surrounding Chinese company Evergrande were heightened, and as dysfunction among US lawmakers threatened to derail fiscal stimulus. Credit trading was relatively flat as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment.

2020 (For the Nine Months Ended September 30)

Of the (9.18)% year to date return, approximately (3.67)% was due to trading losses (before commissions) and approximately (6.56)% was due to brokerage fees, operating expenses and offering costs borne by the Fund, offset by approximately 1.05% due to investment income. An analysis of the (3.67)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Credit	0.12%
Commodities	4.56%
Foreign Exchange	2.01%
Interest Rates	5.10%
Equity Indices	(15.46)%
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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2021 and December 31, 2020 and the trading gains/losses by market category for the Nine months ended September 30, 2020 and the year ended December 31, 2020.

	September 30, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.06%	(1.84)%
Commodities	0.75%	11.27%
Foreign Exchange	0.92%	4.99%
Interest Rates	0.64%	(6.09)%
Equity Indices	0.93%	6.97%
Aggregate/Total	1.20%	15.30%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 9.41% year to date return, approximately 15.30% was due to trading gains (before commissions) and approximately 0.12% due to investment income, offset by approximately (6.01)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2021, by market sector.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2021.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of September 30, 2020 and December 31, 2020, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2021 and 2020, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2021 and 2020, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2021 and 2020, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of September 30, 2020 and December 31, 2020, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2021 and 2020, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2021 and 2020, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2021 and 2020, (vii) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 12, 2021	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer