Form 10-K
period 2021-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2022-03-25
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

The Registrant has no voting stock. As of February 28, 2022, there were 54,991.165 Units of General and Limited Partnership Interest issued and outstanding.

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

The Fund trades pursuant to a version of the Campbell Managed Futures Portfolio (the “CMF Portfolio”). The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, including trend following, systematic macro, and short-term in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2021 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The Fund deposits its assets which are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company (the “Custodian). The assets deposited in the custodial account with the Custodian are segregated. Such custodial account constitutes approximately 40% to 80% of the Fund’s assets and is invested directly by PNC Capital Advisors, LLC  (the “Cash Manager”). The Cash Manager is registered with the Securities and Exchange Commission as an investment adviser under the Invest-ment Advisers Act of 1940. The Cash Manager does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. The Cash Manager will invest in accordance with the agreed upon investment guidelines. The Cash Manager may invest the Fund assets in: (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset-backed securities.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Fund’s account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Fund’s trading accounts.

Cash Manager and Custodian

The Fund has engaged the Cash Manager, a wholly owned subsidiary of PNC Bank National Association, as cash manager to manage and control the liquid assets of the Fund. The Cash Manager is incorporated in the State of Delaware, U.S.A., and is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.

The Fund opened a custodial account at the Custodian, and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Fund provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. government agency or municipal securities, banker acceptances, certificates of deposits, commercial paper, money market securities, short term investment-grade corporate debt securities or investment-grade asset-backed securities. All securities purchased by the Cash Manager on behalf of the Fund or other liquid funds of the Fund will be held in its custody account at the Custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account.

Market Sectors

Campbell & Company’s CMF Portfolio trades in a fully diversified portfolio of futures, forward and swaps markets, including energy products, precious and base metals, interest rates, equity indices, foreign exchange, credit default and interest rate swaps detailed below.

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	Australian 90-Day Bill	Amsterdam Exchange Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Cocoa	Australian 3-Year Bond	CAC 40 Stock Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
Coffee	Australian 10-Year Bond	DAX Index	British Pound (2)	CDX Investment Grade North American Index	Hungarian Forint
Copper	Canadian 10-Year Bond	DJ Euro Stoxx 50	Canadian Dollar (2)	iTraxx Crossover Europe Index	Mexican Peso
Corn	Canadian 90-Day Bill	DJ Index	Chilean Peso (3)	iTraxx Investment Grade Europe Index	New Zealand Dollar
Cotton	Euro-BOBL	FTSE 100 Index	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Norwegian Krone
Crude Oil	Euro-Bono Spanish Gov. Bond	FTSE China A50	Colombian Peso		Polish Zloty
Feeder Cattle	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Czech Koruna		Singapore Dollar
Gold	Euro-BUND	FTSE MIB Index	Euro (2)		South African Rand
Heating Oil	Euro-Buxl 30-Year Bond	Hang Seng China Enterprises Index	Hungarian Forint		Swedish Krona
High Grade Copper	Euro-OAT French 10-Year Bond	Hang Seng Index	Indian Rupee (3)		Swiss Franc
KC Hard Red-Winter Wheat	Euro-Schatz	IBEX35 Stock Index	Indonesian Rupiah
Lead	Eurodollar	MSCI Singapore	Israeli Shekel
Lean Hogs	Euribor	MSCI Taiwan	Japanese Yen (2)
Live Cattle	Japanese 10-Year Bond	NASDAQ 100 Index	Mexican Peso
London Brent Crude	Long Gilt	Nikkei	New Zealand Dollar
London Gas Oil	Short Sterling	OMX Stock Index	Norwegian Krone
Natural Gas	Short Term Euro-BTP	Russell 2000 Index	Philippine Peso (3)
Nickel	Treasury Notes/2-Year	S&P 400 Index	Polish Zloty
NY Gasoline RBOB	Treasury Notes/5-Year	S&P 500 Index	Russian Ruble (3)
Palladium	Treasury Notes/10-Year	S&P 500 Volatility Index
Platinum	Treasury Notes/30-Year	S&P Canada 60 Index
Silver	Treasury Ultra Long Bond	SPI 200 Index
Soybean Meal		SGX CNX Nifty
Soybean Oil		TOPIX
Soybeans
Sugar #11 (World)
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
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.55% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

NatWest Markets Plc and UBS AG	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparties’ execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, the over-the-counter counterparties charge between $3 and $4 per $1 million, plus any additional electronic platform charges, for forward contracts they facilitate on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures and swaps brokers’ charges, will equal approximately 0.60% of the Fund’s net assets and will not exceed 1% of the Fund’s net asset value per annum, as referenced above.

Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund’s net asset value per annum.

Regulation

The U.S. futures and swaps markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates futures and swaps market participants, including commodity exchanges, commodity pool operators, commodity trading advisors, swap dealers and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company and certain of its affiliates are registered with the CFTC in the capacity of a commodity pool operator and/or commodity trading advisor, as applicable. Futures and swaps professionals are also regulated by the NFA, a self-regulatory organization for the futures and swaps industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC registrations or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act a commodity pool operator and/or commodity trading advisor, as applicable.

Under existing CFTC and NFA guidance, foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client’s OTC counterparty may be characterized as swap transactions. A swap transaction is an agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal (“notional”) amount or quantity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated, including provisions that comprehensively regulate swap transactions. Under Title VII of Dodd-Frank, a substantial portion of OTC derivatives are required to be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the U.S. federal regulators. OTC derivatives dealers acting as clearing members typically demand the unilateral ability to increase collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums. The CFTC, as well as U.S. prudential regulators, have also imposed margin requirements on non-cleared OTC derivatives and requirements on the holding of customer collateral. The SEC has also adopted requirements imposing margin and segregation requirements with respect to the categories of non-cleared OTC derivatives subject to its jurisdiction, which requirements  came into effect in late 2021. These requirements may increase the amount of collateral that the Fund is required to provide and the costs associated with providing it.  As OTC derivatives dealers are required under these requirements to post margin to their counterparties and to the clearinghouses through which they clear their trades instead of using such margin in their operations as they have historically been allowed to do, the costs of swap dealer have increased and may continue to increase. These costs are likely to be passed through to other swap market participants (including the Fund) in the form of higher fees and less favorable dealer marks.

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

Rules adopted by the CFTC in 2012 require centralized reporting of detailed information about cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. The SEC has adopted similar reporting requirements. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, the safeguards established to protect anonymity may not function as expected.

The OTC derivatives dealers that the Fund is facing are required to register with the CFTF as swap dealers and, since  late 2021, many have been required to register with the SEC as security-based swap dealers.  Registered dealers are subject to various regulatory burdens that have and will continue to increase the overall costs for OTC derivatives dealers, which may be passed along to the Fund.

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

The global outbreak of novel coronavirus (or COVID-19), has created and may continue to create enormous economic and social uncertainty throughout the world. The ultimate impact of the coronavirus outbreak is difficult to predict, but it is possible that such outbreak could have an enduring and materially adverse impact on global, national and local economies and supply chains. In particular, disruptions to commercial activity relating to the imposition of quarantines and travel restrictions, or failures to contain the outbreak despite these measures, could materially and adversely impact the Fund’s investments, both in the near-and long-term. In addition, the imposition of travel restrictions (including “shelter-in-place” or “lock-down” directives) may impact the ability of Campbell & Company’s personnel to travel in connection with potential or existing investments, or otherwise disrupt Campbell & Company’s operations and business activities, which could negatively impact Campbell & Company’s ability to effectively identify, monitor and trade the Fund’s investments. A climate of uncertainty stemming from the novel coronavirus and a general economic downturn may reduce the availability of potential investment opportunities, increase the difficulty of generating reliable Models and adversely affect the Fund, its investments and Campbell & Company.

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

In addition, there is currently no limitation on the daily price movements of forward contracts.  Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. There have been periods during which certain banks or dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell.  The imposition of credit controls by governmental authorities might limit such forward trading to less than that which Campbell & Company and its affiliates would otherwise recommend, to the possible detriment of the Fund.

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In response to the financial crises of 2008-2009, Dodd-Frank was enacted in July 2010. Dodd-Frank established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated and substantially altered the regulation of many other markets, market participants and financial instruments. Although most provisions of Dodd-Frank have now been implemented, certain provisions require rule making by applicable regulators before becoming fully effective. It is difficult to predict the ultimate impact of Dodd-Frank on the Fund or Campbell & Company (or any affiliates thereof), or the markets in which the Fund will trade. Dodd-Frank could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement. Dodd-Frank and regulations adopted pursuant to Dodd-Frank could have a material adverse impact on the profit potential of the Fund.

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

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or net short speculative positions that any person or group of persons acting in concert may hold or control in any particular futures contracts and the CFTC imposes similar limits on certain economically equivalent OTC derivatives.   All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Fund could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets subject to rulemaking and oversight by the CFTC and SEC.  Dodd-Frank  mandates that a substantial portion of OTC derivatives  be executed in regulated markets and be submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the Commodity Futures Trading Commission (“CFTC”), SEC and/or federal prudential regulators. OTC derivatives dealers also typically demand the unilateral ability to increase the Fund’s collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements that apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it.  OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank. This has and may continue to increase the OTC derivative dealers’ costs, which costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trading pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

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

The CFTC now also requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated contract market or execution facility. The SEC is expected to impose similar requirements on certain security-based derivatives, though it is not yet clear when the parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through such contract markets or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to all of the rules of the relevant contract market or execution facility, which would bring additional risks and liabilities, and potential additional requirements under applicable regulations and under rules of the relevant exchange or execution facility.

OTC derivatives dealers are now required to register with the CFTC as swap dealers and beginning in late 2021 may be required to register with the SEC as security-based swap dealers. Registered dealers are (or will be) subject to various regulatory requirements, including capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements have and will continue to increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants including the Fund. The full impact of Dodd-Frank on the Fund remains uncertain, as well as the impact of additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Major OTC derivatives market participants are now also required to register with the CFTC in various capacities and may ultimately be required to register with the SEC. Campbell & Company is registered as a Swap Firm with the National Futures Association and could potentially be required to register as a major swap participant for trading in the OTC derivatives markets.  Major swap participants are also subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements may further increase the overall costs for major swap participants.  The overall impact of Dodd-Frank on Campbell & Company remains uncertain.

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

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Fund

The global financial markets have gone through periods of pervasive and fundamental disruptions, which have led, to extensive and unprecedented government intervention. Such intervention was in certain cases implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have at times been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies

Considerable regulatory attention has been focused on non-traditional investment pools. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the “hedge fund” industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund or the ability of the Fund to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Limited Partners.

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

The Fund is Not a Regulated Investment Company and is Therefore Subject to Different Protections Than a Regulated Investment Company

Although the Fund and Campbell & Company are subject to regulation by the CFTC, the Fund is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment adviser under the Investment Advisers Act of 1940.  . Accordingly, you do not have the protections afforded by those statutes which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.

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

Deductibility of Management and Performance Fees

Although the Fund treats the management and performance fees paid to Campbell & Company as ordinary and necessary business expenses, upon an IRS audit, the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the Investor’s share of expenses were deemed to be investment advisory fees, a non-corporate Investor’s tax liability would likely increase. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the management fees were so treated, an Investor’s tax liability would likely increase.

Partnership Audit Rules

Absent an election, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Fund.

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

Conflicts of Interest Exist in the Structure and Operation of the Fund

The Fund is subject to actual and potential conflicts of interest. Investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although Campbell & Company attempts to monitor these conflicts, it is extremely difficult, if not impossible, for Campbell & Company to ensure that these conflicts do not, in fact, result in adverse consequences to the Investors.

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

The Value Of The Units Will Be Adversely Affected If The Fund is Required To Make Indemnification Payments

Under the Fund’s constituent document and pursuant to the service contracts, Campbell & Company and the service providers have the right to be indemnified for any liability or expense they incur, assuming that they have satisfied their standard of care and have not materially breached the applicable agreement(s).  That means an indemnitee may require the assets of the Fund to be sold in order to cover losses or liability suffered by it with respect to the Fund.  Any sale of that kind would reduce the value of the Units of the Fund.

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

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2021, there were 2,490 Limited Partners in the Registrant and 55,906.286 Units of General and Limited Partnership Interest outstanding.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Not Applicable.

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

Results of Operations

The returns for the years ended December 31, 2021, 2020, and 2019 were 9.26%, (2.40)%, and 4.34%, respectively. During the years ended December 31, 2021, 2020 and 2019, the Fund accrued brokerage fees in the amounts of $9,692,040, $10,734,556, and $12,942,770, respectively, and paid brokerage fees in the amounts of $9,728,280, $10,897,723, and $13,093,641, respectively. No performance fees were accrued or paid during the years ended December 31, 2021, 2020 and 2019.

2021 (For the Year Ended December 31)

Of the 9.26% year to date return, approximately 17.12% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (7.94)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 17.12% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.61)%
Commodities	10.99%
Foreign Exchange	8.09%
Interest Rates	(10.04)%
Equity Indices	8.70%
17.12%

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

The Fund produced a gain during October with profits coming from commodity and stock index positions. Interest rate positions and foreign exchange holdings produced some partially offsetting losses while credit index trading contributed positive returns during the month. Commodity holdings produced the largest gains for the Fund during October. Long positioning on the petroleum complex provided the best sector gains. Rising demand for energy products amid falling stockpiles fueled strong gains for the complex with WTI crude rising to levels not seen since 2014. Long holdings on the industrial metal complex added to sector profits. Power shortages in production regions and supply woes sent the complex rocketing to all-time highs during the month. Global stock indexes also generated profits for the Fund. Long holdings in the United States and Europe produced the bulk of the monthly gains. Equity markets benefitted from a strong third quarter corporate earnings season. Inflationary pressures linked to supply-chain woes have not yet hit corporate earnings with many companies reporting high demand as the COVID-19 pandemic begins to recede. Foreign exchange trading produced small losses. The US dollar was mixed versus the other G10 currencies. A short position on the Japanese yen (vs long US dollar) proved profitable as the yen fell to its lowest level in about three years versus the greenback on interest rate differentials. A long position on the Canadian dollar (vs short US dollar) added to profits as the Canadian dollar appreciated amid strong energy prices and a hawkish shift from the Bank of Canada. Interest rate positions produced partially offsetting losses during October, with declines concentrated in short-dated instruments. Persistent, elevated inflation data and growing concerns over imminent monetary policy tightening pushed yields higher (prices lower) across most global yield curves. Long positioning on US Eurodollar and 2-year notes produced the largest losses as prices fell (yields rose) throughout the month. Credit offered gains to the Fund as the CDX and iTraxx indices experienced mixed performance.

The Fund produced a loss during November with losses coming from commodity, stock index, interest rate and credit index holdings, while foreign exchange positions produced partially offsetting gains. Commodity positions generated the largest losses during the month. The dominant losses were found in long positioning on the petroleum markets as the complex weakened amid demand concerns with the new Omicron strain sparking fears of renewed lockdowns and threatening the recovery outlook. Grain holdings produced additional losses for the Fund, driven by the soybean complex which weakened alongside other commodities as investors weighed the impact of the new coronavirus variant on global demand. A long cotton holding produced additional losses as cotton futures slid amid favorable US harvest conditions. Largely long positioning in global stock indices detracted from performance in November as markets sold-off sharply on Black Friday amid the potential threat of the new Covid-19 variant. Concerns about the efficacy of existing vaccines against the new coronavirus strain, as well as comments from Fed Chair Powell that it may be appropriate for the Fed to consider wrapping up its taper a few months sooner, pressured global stocks even lower into month-end. Interest rate positions added modest losses as rising Covid cases and the emergence of a new variant rattled markets, sparking flight to safety which pushed prices higher (yields lower). Mixed global positioning helped contain sector losses as gains made on German Bund holdings were offset by losses from UK Gilts and Canadian bonds. Credit trading was also unprofitable as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment. Foreign exchange trading produced offsetting gains for the Fund in November. The US dollar experienced a strong rally for most of the month but was stopped in its tracks when Omicron news hit the tapes on Thanksgiving. The greenback held on to its gains versus most of its trading peers on back of sticky US inflation and a faster normalization schedule from the Federal Reserve, benefiting the Fund’s long USD positions.

December brought a gain for the Fund with profits coming from stock index, commodity, and credit positions, while interest rate and foreign exchange holdings produced some partially offsetting losses. Largely long positioning in global stock indices produced gains for the Fund in December, with most major benchmarks logging gains for the month. The risk-on appetite returned into month-end as more studies showed Omicron causes mild illness in most cases. Strong 2022 margin outlooks and a still-accommodative monetary policy backdrop also supported prices, though concerns remain about lingering inflationary pressures. Commodity trading provided additional profits for the Fund during December. Long holdings on the energy complex generated the best commodity sub-sector returns as energy markets advanced with the Omicron Covid-19 variant appearing to be less severe than previous strains, easing demand concerns. Additional gains were produced from long corn and soy holdings. Grains rose during the months as prices were bolstered amid mounting concerns over the crop outlook in South America. In credit trading, short protection positions generated gains as US and European credit spreads tightened alongside stock indices and other risky assets. Interest rate positions produced some partially offsetting losses during the month with declines most pronounced in long-dated instruments. Long positioning in the German 10-year notes contributed the largest losses as prices fell (yields rose) on the potential that loose monetary policy will come to an end and the PEPP (Pandemic Emergency Purchase Programme) will stop in March. Foreign exchange trading contributed modest losses during December with the largest detraction coming from developed FX markets. While most of the G-10 currencies started the month trading lower versus the US dollar, they experienced a reversal to close out the year, rallying alongside the broader move in risk assets. The one exception was the low-yielding Japanese yen, which weakened on the month and provided some gains to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2021, 2020 and 2019 and the trading gains/losses by market category for the years then ended.

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	(0.61)%
Commodities	0.91%	10.99%
Foreign Exchange	0.90%	8.09%
Interest Rates	0.58%	(10.04)%
Equity Indices	0.92%	8.70%
Aggregate/Total	2.09%	17.12%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 9.26% year to date return, approximately 17.12% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (7.94)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2021, by market sector.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2021.

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

During 2021, the Fund operated as normal during the coronavirus outbreak.  The Fund had access to and the ability to trade in approved markets.  There were no disruptions in the Fund’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Fund’s internal control over financial reporting was effective.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

Dr. Kevin D. Cole, born in 1972, joined Campbell & Company in October 2003, served as Chief Investment Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017, and assumed the combined role of Chief Executive Officer & Chief Investment Officer (CEO, CIO) in January of 2022. In his role as CEO, CIO, he is responsible for leading the firm’s overall strategic direction while also establishing and managing the firm’s investment research agenda. Dr. Cole has served on the Board of Directors and as an officer of Campbell & Company, LLC, the general partner of Campbell & Company, since January 2019. Since August 2018 Dr. Cole has served on the firm’s Executive Committee. Dr. Cole was appointed to the firm’s Investment Committee in January 2016. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017; Director, Investment Strategies from October 2013 to December 2015; Research Manager from October 2006 to September 2013; and Senior Researcher from October 2003 to September 2006. Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley. Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Since August 2018 Mr. Campbell has served on the firm’s Executive Committee.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator from June 30, 1982 to May 14, 2020 and a NFA Associate Member from July 1, 1984 to May 14, 2020.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously-referenced commodity pool operator registration, Mr. Campbell was listed as a Principal effective March 10, 1975 through May 14, 2020 and was registered as an Associated Person effective February 28, 2013 through May 14, 2020 and a Forex Associated Person effective  March 15, 2013 through July 7, 2019.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance.  Since December 2018, Mr. Lloyd has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight, including, between April 2007 and August 2018, overseeing Campbell & Company’s fund administration function. Since January 2019, Mr. Lloyd has served on the Board of Directors of Campbell & Company, LLC, the general partner of Campbell & Company.  Between August and December 2018, Mr. Lloyd served as Co-General Counsel of Campbell & Company, LP.  Mr. Lloyd served as the Secretary of Campbell & Company between October 2011 and August 2018.  Since August 2017, Mr. Lloyd has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and the Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, each an exempted limited partnership registered in the Cayman Islands.  Since November 2014, Mr. Lloyd has served as an officer of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Lloyd is a member of the Board of Directors of Campbell Core Offshore Limited and Campbell Advantage Offshore Limited, each an international business company incorporated in the Cayman Islands.  Mr. Lloyd served as the Secretary and Assistant Treasurer, between September 2005 and August 2018, and as the General Counsel, between September 2013 and August 2018, of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Mr. Lloyd served as a Director, Vice President, and Secretary of Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member, between October 2009 and August 2018.  Mr. Lloyd also served as Chief Compliance Officer of Campbell Financial Services, LLC between October 2009 and September 2013.  In November 2012 Mr. Lloyd was appointed as President of Campbell Financial Services, LLC and held the position until April 2014.  Mr. Lloyd was the General Counsel of Campbell Financial Services, LLC between April 2014 and August 2018. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc., a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of Deutsche Bank Securities Inc.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd has been listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC since January 2, 2019.  Mr. Lloyd was previously listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC from October 20, 2005 to August 1, 2018 and December 12, 2005 to August 15, 2018, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010. Mr. Lloyd was designated as a Branch Manager of Campbell & Company, LP from January 15, 2020 until December 28, 2020.

John R. Radle, born in 1967, joined Campbell & Company in June 2005, and in January 2022 was appointed Chief Operating Officer of both Campbell & Company, LP and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, LP, a registered commodity trading advisor and an SEC-registered investment adviser. In this capacity, Mr. Radle is responsible for overseeing the firm’s middle office, back office, and corporate finance functions. Mr. Radle was appointed to the Board of Directors and as an officer of Campbell & Company, LLC, the general partner of Campbell & Company, LP in January 2022. Mr. Radle has been a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010, Manager - Equity & Rule-Based Execution from December 2010 to October 2012, and Managing Director, Global Head of Trading from October 2012 to January 2022. In this capacity Mr. Radle provided oversight of all aspects of the firm’s trade activities and assessed trade algorithms. Mr. Radle holds a BBA in Finance from Texas Christian University. He also holds an MBA from Johns Hopkins University. Mr. Radle was listed as a principal of Campbell & Company, LP and Campbell & Company Investment Adviser LLC from June 2013 to September 2018. Mr. Radle became listed as a principal of Campbell & Company, LP and Campbell & Company Investment Adviser, LLC in January 2022. Mr. Radle became registered as a NFA Associate Member and an Associated Person of Campbell & Company, LP effective November 5, 2007 and November 15, 2007, respectively.

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

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Operating Officer, Accounting Managers, and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2021, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2021, Campbell & Company owned 0.000 Units of General Partnership Interest having a value of $0. Units of General Partnership will only be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

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

The principal accountant for the years ended December 31, 2021 and 2020 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2021 and 2020 were $123,375 and $123,375, respectively.

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

(3)	Exhibits

Exhibit Number	Description of Document
3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2021 and 2020, (ii) Statements of Financial Condition as of December 31, 2021 and 2020, (iii) Statements of Operations For the Years Ended December 31, 2021, 2020 and 2019, (iv) Statements of Cash Flows For the Years Ended December 31, 2021, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2021, 2020 and 2019, (vi) Financial Highlights For the Years Ended December 31, 2021, 2020 and 2019, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 on April 27, 2010.
(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011.
(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017.
(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2021 and 2020, (ii) Statements of Financial Condition as of December 31, 2021 and 2020, (iii) Statements of Operations For the Years Ended December 31, 2021, 2020 and 2019, (iv) Statements of Cash Flows For the Years Ended December 31, 2021, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2021, 2020 and 2019, (vi) Financial Highlights For the Years Ended December 31, 2021, 2020 and 2019, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2022.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 25, 2022.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer & Chief Investment Officer
Kevin D. Cole

/s/ Thomas P. Lloyd	General Counsel & Chief Compliance Officer
Thomas P. Lloyd

/s/ John R. Radle	Chief Operating Officer
John R. Radle

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2021

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Campbell Strategic Allocation Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 25, 2022

We have served as the Fund’s auditor since 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,309,574	4.83%
	Equipment Loans	700,893	0.54%
	Total Asset Backed Securities (cost $7,025,355)	7,010,467	5.37%

	Bank Deposits
	United States
	Financials (cost $870,000)	869,530	0.67%
	Total Bank Deposits (cost $870,000)	869,530	0.67%

	Commercial Paper
	United States
	Communications	584,926	0.45%
	Consumer Discretionary	2,619,659	2.00%
	Financials	7,620,623	5.83%
	Industrials	4,894,819	3.74%
	Materials	2,894,711	2.21%
	Real estate	5,311,670	4.06%
	Technology	964,975	0.74%
	Utilities	10,368,925	7.93%
	Total United States (cost $35,265,102)	35,260,308	26.96%
	Total Commercial Paper (cost $35,265,102)	$35,260,308	26.95%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,916,961	1.47%
	Canada
	Energy	701,726	0.54%
	Financials	5,127,444	43.92%
	Total Canada (cost $5,836,218)	5,829,170	4.46%
	Germany
	Consumer Discretionary (cost $1,550,000)	1,552,240	1.19%
	Japan
	Financials (cost $1,177,638)	1,177,652	0.90%
	Switzerland
	Financials (cost $2,019,793)	2,021,376	1.55%
	United Kingdom
	Financials (cost $300,000)	299,958	0.23%
	Health Care(cost $656,356)	655,377	0.50%
	Total United Kingdom (cost $956,356)	955,335	0.73%
	United States
	Consumer Discretionary	2,389,928	1.83%
	Consumer Staples	1,367,745	1.05%
	Energy	2,649,366	2.02%
	Financials	4,870,526	3.72%
	Health Care	1,987,364	1.52%
	Industrials	2,360,179	1.81%
	Technology	1,815,102	1.39%
	Materials	496,422	0.38%
	Real estate	794,270	0.61%
	Utilities	1,276,319	0.98%
	Total United States (cost $20,022,816)	20,007,221	15.31%
	Total Corporate Bonds (cost $33,472,821)	33,459,955	25.61%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 01/20/2022 (1)	2,134,987	1.63%
$5,000,000	U.S. Treasury Bills Due 03/17/2022 (1)	4,999,440	3.82%
$6,300,000	U.S. Treasury Bills Due 05/12/2022 (1)	6,297,965	4.82%
	Total Government and Agency Obligations (cost $13,433,291)	13,432,392	10.27%
	Total Fixed Income Securities (cost $90,066,569) (2)	$90,032,652	68.87%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $13,432,392 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $5,214,406)	$5,214,406	3.99%
Total Short Term Investments (cost $5,214,406)	$5,214,406	3.99%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(50,364)	(0.04)%
Energy	251,020	0.19%
Metals	2,598,920	2.00%
Stock indices	732,644	0.56%
Short-term interest rates	(176,978)	(0.14)%
Long-term interest rates	(1,033,100)	(0.79)%
Net unrealized gain (loss) on long futures contracts	2,322,142	1.78%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	382,119	0.29%
Energy	(228,728)	(0.17)%
Metals	(2,987,719)	(2.29)%
Stock indices	(25,447)	(0.02)%
Short-term interest rates	162,008	0.12%
Long-term interest rates	569,626	0.44%
Net unrealized gain (loss) on short futures contracts	(2,128,141)	(1.63)%
Net unrealized gain (loss) on open futures contracts	$194,001	0.15%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,836,008	2.93%
Various short forward currency contracts	(4,630,557)	(3.54)%
Net unrealized gain (loss) on open forward currency contracts	$(794,549)	(0.61)%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,419,925) (3)	$1,432,745	1.10%

(3)
Includes $1,423,996 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2021 AND DECEMBER 31, 2020

	2021	2020
ASSETS
Equity in futures brokers trading accounts
Cash	$14,702,234	$7,921,729
Restricted cash	542,373	0
Fixed income securities (cost $13,433,291 and $21,892,544, respectively)	13,432,392	21,892,821
Net unrealized gain (loss) on open futures contracts	194,001	4,761,054
Total equity in futures brokers trading accounts	28,871,000	34,575,604

Cash and cash equivalents	477,204	530,925
Cash at interbank market maker	5,720,106	6,016,235
Restricted cash at interbank market makers	11,728,326	9,501,426
Short term investments (cost $5,214,406 and $8,053,123, respectively)	5,214,406	8,053,123
Cash at swaps broker	4,268,767	3,252,089
Restricted cash at swaps broker	440,326	4,035,982
Fixed income securities (cost $76,633,278 and $71,548,774, respectively)	76,600,260	71,746,525
Credit default index swaps	8,749	3,920
Due from swaps broker	28,825	22,431
Net unrealized gain on open forward currency contracts	0	1,125,411
Interest receivable	79,494	109,689
Total assets	$133,437,463	$138,973,360

LIABILITIES
Accounts payable	$117,350	$143,714
Brokerage fee payable	772,725	808,965
Net unrealized loss on open forward currency contracts	794,549	0
Interest rate swaps	0	72,230
Accrued commissions and other trading fees on open contracts	16,851	32,264
Offering costs payable	41,532	45,477
Redemptions payable	975,086	2,725,737
Total liabilities	2,718,093	3,828,387
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at December 31, 2021 and December 31, 2020	0	0
Limited Partners - 55,906.286 and 63,149.651 redeemable units outstanding at December 31, 2021 and December 31, 2020	130,719,370	135,144,973
Total partners’ capital (Net Asset Value)	130,719,370	135,144,973
Total liabilities and partners’ capital (Net Asset Value)	$133,437,463	$138,973,360

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$18,018,731	$(9,019,999)	$33,311,621
Change in unrealized	(4,567,053)	8,929,907	(7,590,916)
Brokerage commissions	(1,042,874)	(1,146,227)	(1,101,809)
Net gain (loss) from futures trading	12,408,804	(1,236,319)	24,618,896

Forward currency trading gains (losses)
Realized	12,674,696	4,508,540	114,116
Change in unrealized	(1,919,960)	2,547,769	(6,098,760)
Brokerage commissions	(150,268)	(109,678)	(128,820)
Net gain (loss) from forward currency trading	10,604,468	6,946,631	(6,113,464)

Swap trading gains (losses)
Realized	564,660	(346,544)	0
Change in unrealized	(717,170)	729,990	0
Net gain (loss) from swap trading	(152,510)	383,446	0
Total net trading gain (loss)	22,860,762	6,093,758	18,505,432

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	398,443	1,626,917	4,345,259
Realized gain (loss) on fixed income securities	(51,292)	37,441	9,897
Change in unrealized gain (loss) on fixed income securities	(231,945)	48,606	372,755
Total investment income	115,206	1,712,964	4,727,911

Expenses
Brokerage fee	9,692,040	10,734,556	12,942,770
Operating expenses	523,475	588,442	756,861
Total expenses	10,215,515	11,322,998	13,699,631
Net investment income (loss)	(10,100,309)	(9,610,034)	(8,971,720)
NET INCOME (LOSS)	$12,760,453	$(3,516,276)	$9,533,712

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$213.89	$(49.86)	$116.71

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$198.12	$(52.66)	$91.29

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	59,659.726	70,527.798	81,688.549

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$12,760,453	$(3,516,276)	$9,533,712
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	7,436,128	(12,256,272)	13,316,921
(Increase) decrease in interest receivable	30,195	0	0
(Increase) decrease in due from swaps broker	(6,394)	175,235	142,043
Increase (decrease) in payable for securities purchased	0	(22,431)	0
Increase (decrease) in accounts payable and accrued expenses	(78,017)	(299,538)	(92,660)
Net purchases from swap broker	(794,230)	451,758	0
Purchases of investments	(1,328,033,262)	(1,250,358,066)	(1,916,332,044)
Sales/maturities of investments	1,334,246,729	1,296,530,428	1,925,368,438
Net cash from (for) operating activities	25,561,602	30,704,838	31,936,410

Cash flows from (for) financing activities
Redemption of units	(18,351,382)	(23,615,096)	(34,403,416)
Offering costs paid	(589,270)	(701,781)	(830,323)
Net cash from (for) financing activities	(18,940,652)	(24,316,877)	(35,233,739)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,620,950	6,387,961	(3,297,329)
Cash, cash equivalents and restricted cash at beginning of year	31,258,386	24,870,425	28,167,754
Cash, cash equivalents and restricted cash at end of year	$37,879,336	$31,258,386	$24,870,425

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2021	2020	2019
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$14,702,234	$7,921,729	$8,760,955
Restricted cash	542,373	0	2,311,537
Cash and cash equivalents	477,204	530,925	2,530,405
Cash at interbank market maker	5,720,106	6,016,235	3,304,340
Restricted cash at interbank market makers	11,728,326	9,501,426	7,963,188
Cash at swaps broker	4,268,767	3,252,089	0
Restricted cash at swaps broker	440,326	4,035,982	0
Total cash, cash equivalents and restricted cash at end of year	$37,879,336	$31,258,386	$24,870,425

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2018	0.000	$0	89,103.635	$187,246,042	89,103.635	$187,246,042
Net income (loss)		0		9,533,712		9,533,712
Redemptions	0.000	0	(14,377.806)	(32,083,195)	(14,377.806)	(32,083,195)
Offering costs		0		(843,036)		(843,036)
Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523

Net income (loss)		0		(3,516,276)		(3,516,276)
Redemptions	0.000	0	(11,576.178)	(24,515,329)	(11,576.178)	(24,515,329)
Offering costs		0		(676,945)		(676,945)
Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973

Net income (loss)		0		12,760,453		12,760,453
Redemptions	0.000	0	(7,243.365)	(16,600,731)	(7,243.365)	(16,600,731)
Offering costs		0		(585,325)		(585,325)
Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370

Net Asset Value per General and Limited Partner Unit

December 31, 2021	December 31, 2020	December 31, 2019
$2,338.19	$2,140.07	$2,192.73

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements.

	2021	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,140.07	$2,192.73	$2,101.44

Income (loss) from operations:
Total net trading gains (losses) (1)	377.23	93.20	211.44
Net investment income (loss) (1)	(169.30)	(136.26)	(109.83)
Total net income (loss) from operations	207.93	(43.06)	101.61
Offering costs (1)	(9.81)	(9.60)	(10.32)
Net asset value per unit at end of year	$2,338.19	$2,140.07	$2,192.73
Total Return	9.26%	(2.40)%	4.34%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	7.50%	7.48%	7.54%
Performance fee	0.00%	0.00%	0.00%
Total expenses	7.50%	7.48%	7.54%
Net investment income (loss) (2)	(7.41)%	(6.35)%	(4.94)%

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
DECEMBER 31, 2021

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
DECEMBER 31, 2021
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2021 and December 31, 2020, and for the years ended December 31, 2021 and 2020, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020.

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,214,406	$0	$0	$5,214,406
Fixed income securities	-	90,032,652	0	90,032,652

Other Financial Instruments
Exchange-traded futures contracts	194,001	0	0	194,001
Forward currency contracts	0	(794,549)	0	(794,549)
Credit default index swap contracts	0	1,432,745	0	1,432,745
Total	$5,408,407	$90,670,848	$0	$96,079,255

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,053,123	$0	$0	$8,053,123
Fixed income securities	0	93,639,346	0	93,639,346

Other Financial Instruments
Exchange-traded futures contracts	4,761,054	0	0	4,761,054
Forward currency contracts	0	1,125,411	0	1,125,411
Credit default index swap contracts	0	1,265,353	0	1,265,353
Interest rate swap contracts	0	392,904	0	392,904
Total	$12,814,177	$96,423,014	$0	$109,237,191

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2018 through 2021 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2021 and December 31, 2020, the Fund has the potential remaining reimbursement amount of approximately $34.1 million and $34.2 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $41,532 and $45,477, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
DECEMBER 31, 2021
Note 2.  GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, LP (“Campbell & Company”), which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The general partner does not currently have an investment in the Fund.

Campbell & Company is required by the Amended Agreement of Limited Partnership to maintain a net worth equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Fund. The minimum net worth shall in no case be less than $50,000 nor shall net worth in excess of $1,000,000 be required.

The Fund pays a monthly brokerage fee equal to 1/12 of 7%% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the futures brokers for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the futures brokers, interbank market makers and swaps broker for execution and clearing costs is limited to 1/12 of 1%% (1% annualized) of month-end net assets.

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
DECEMBER 31, 2021
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of December 31, 2021 and December 31, 2020. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2021, 2020 and 2019.

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
DECEMBER 31, 2021
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at December 31, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout. At December 31, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $1,432,745 and $1,265,353, respectively.

	December 31, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: December 2026	Maturity Date: December 2025
Investment grade	$19,078,137	$19,273,236
Non-investment grade	16,769,930	16,235,572
Total	$35,848,067	$35,508,808

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following tables summarize quantitative information required by ASC 815.  The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2021 and December 31, 2020 is as follows:

		Asset Derivatives at December 31, 2021	Liability Derivatives at December 31, 2021
Type of Instrument *	Statements of Financial Condition Location	Fair Value	Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$670,890	$(339,135)	$331,755
Energy Contracts	Net unrealized gain (loss) on open futures contracts	374,147	(351,855)	22,292
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,649,310	(3,038,109)	(388,799)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	875,863	(168,666)	707,197
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	175,142	(190,112)	(14,970)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	887,576	(1,351,050)	(463,474)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	6,779,979	(7,574,528)	(794,549)
Credit Default Index Swap Contracts**	Credit default index swaps	1,649,303	(216,558)	1,432,745
Total		$14,062,210	$(13,230,013)	$832,197

*	Derivatives not designated as hedging instruments under ASC 815

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for years ended December 31, 2021, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2021	Trading Gains (Losses) for the Year Ended December 31, 2020	Trading Gains (Losses) for the Year Ended December 31, 2019
Agriculture Contracts	$5,553,288	$2,391,314	$(3,816,801)
Energy Contracts	8,811,408	1,795,460	(6,919,005)
Metal Contracts	621,679	11,664,172	(4,200,670)
Stock Indices Contracts	11,929,129	(22,372,778)	17,402,999
Short-Term Interest Rate Contracts	(4,164,683)	8,540,583	5,846,103
Long-Term Interest Rate Contracts	(9,299,143)	(2,108,843)	17,408,079
Forward Currency Contracts	10,754,736	7,056,309	(5,984,644)
Credit Default Index Swap Contracts	541,262	859,624	0
Interest Rate Swap Contracts	(693,772)	(476,178)	0
Total	$24,053,904	$7,349,663	$19,736,061

	Trading Gains/(Losses) for the Year Ended	Trading Gains/(Losses) for the Year Ended	Trading Gains/(Losses) for the Year Ended
Line Item in the Statements of Operations	December 31, 2021	December 31, 2020	December 31, 2019
Futures trading gains (losses):
Realized**	$18,018,731	$(9,019,999)	$33,311,621
Change in unrealized	(4,567,053)	8,929,907	(7,590,916))
Forward currency trading gains (losses):
Realized**	12,674,696	4,508,540	114,116
Change in unrealized	(1,919,960)	2,547,769	(6,098,760)
Swap trading gains (losses):
Realized	564,660	(346,544)	0
Change in unrealized	(717,170)	729,990	0
Total	$24,053,904	$7,349,663	$19,736,061

**
For the years ended December 31, 2021, 2020 and 2019, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $92,632, $160,389 and $121,748, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $1,270,431, $(295,489) and $743,183, respectively.

For the years ended December 31, 2021, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 25,200, 27,100 and 25,800, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $2,672,900,000, $1,419,750,000 and $0 respectively, and the monthly average of notional value of forward currency contracts was $1,504,900,000, $1,382,400,000 and $1,768,100,000,  respectively.

Open contracts generally mature within three months; as of December 31, 2021, the latest maturity date for open futures contracts is March 2023 and the latest maturity date for open forward currency contracts is March 2021. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2026.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2021 and December 31, 2020 was $13,432,392 and $21,892,821, respectively, which equals approximately 10% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at December 31, 2021 and December 31, 2020 was restricted cash for margin requirements of $12,711,025 and $13,537,408, respectively, which equals approximately 9% and 7% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at December 31, 2021 and 2020.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2021

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,632,928	$(5,438,927)	$194,001
Forward currency contracts	NatWest Markets Plc	6,779,979	(6,779,979)	0
Centrally cleared swap contracts*	Centrally Cleared	1,649,303	(216,558)	1,432,745
Total derivatives		$14,062,210	$(12,435,464)	$1,626,746

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2021

	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$194,001	$0	$0	$194,001
NatWest Markets Plc	0	0	0	0
Centrally cleared	1,432,745	0	0	1,432,745
Total	$1,626,746	$0	$0	$1,626,746

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2021

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,438,927	$(5,438,927)	$0
Forward currency contracts	NatWest Markets Plc	7,574,528	(6,779,979)	794,549
Centrally cleared swap contracts	Centrally Cleared	216,558	(216,558)	0
Total derivatives		$13,230,013	$(12,435,464)	$794,549

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2021

	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	794,549	0	(794,549)	0
Centrally cleared	0	0	0	0
Total	$794,549	$0	$(794,549)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,064,676	$(2,303,622)	$4,761,054
Forward currency contracts	NatWest Markets Plc	5,879,307	(4,753,896)	1,125,411
Centrally cleared swap contracts*	Centrally Cleared	1,980,386	(322,129)	1,658,257
Total derivatives		$14,924,369	$(7,379,647)	$7,544,722

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2020

	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$4,761,054	$0	$0	$4,761,054
NatWest Markets Plc	1,125,411	0	0	1,125,411
Centrally cleared	1,658,257	0	0	1,658,257
Total	$7,544,722	$0	$0	$7,544,722

*	Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
DECEMBER 31, 2021
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