Form 10-Q
period 2022-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2022-05-16
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

The Registrant has no voting stock. As of March 31, 2022, there were 54,407.590 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2022 (Unaudited)

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,853,227	4.51%
	Equipment Loans	570,975	0.38%
	Total Asset Backed Securities (cost $7,472,501)	7,424,202	4.89%

	Bank Deposits
	Singapore
	Financials (cost $820,000)	819,705	0.54%
	United States
	Financials (cost $870,000)	868,964	0.57%
	Total Bank Deposits (cost $1,690,000)	1,688,669	1.11%

	Commercial Paper
	United Kingdom
	Financials (cost $914,320)	914,282	0.60%
	United States
	Communications	3,499,444	2.30%
	Consumer Discretionary	1,739,037	1.14%
	Consumer Staples	699,642	0.46%
	Financials	22,296,086	14.66%
	Industrials	1,279,532	0.84%
	Real estate	4,133,522	2.72%
	Technology	3,232,519	2.13%
	Utilities	8,696,605	5.72%
	Total United States (cost $45,583,141)	45,576,387	29.97%
	Total Commercial Paper (cost $46,497,461)	$46,490,669	30.57%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,912,512	1.26%
	Canada
	Financials	5,919,975	3.89%
	Energy	638,944	0.42%
	Total Canada (cost $6,618,367)	6,558,919	4.31%
	Germany
	Consumer Discretionary	1,945,715	1.28%
	Industrials	775,000	0.51%
	Total Germany (cost $2,720,000)	2,720,715	1.79%
	Japan
	Financials (cost $392,471)	391,655	0.26%
	Switzerland
	Financials (cost $1,044,877)	1,037,711	0.68%
	United Kingdom
	Health care	650,929	0.42%
	Financials	633,780	0.42%
	Total United Kingdom (cost $1,292,901)	1,284,709	0.84%
	United States
	Consumer Discretionary	2,591,313	1.70%
	Consumer Staples	759,439	0.50%
	Energy	3,028,337	1.99%
	Financials	4,419,890	2.91%
	Health care	2,003,756	1.32%
	Industrials	2,483,662	1.63%
	Technology	1,793,738	1.18%
	Materials	485,358	0.32%
	Real estate	795,065	0.52%
	Utilities	2,032,172	1.34%
	Total United States (cost $20,549,518)	20,392,730	13.41%
	Total Corporate Bonds (cost $34,528,134)	34,298,951	22.55%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 04/14/2022 (1)	2,134,872	1.40%
$6,300,000	U.S. Treasury Bills Due 05/12/2022 (1)	6,298,563	4.14%
$5,000,000	U.S. Treasury Bills Due 06/16/2022 (1)	4,995,635	3.29%
	Total Government and Agency Obligations (cost $13,429,957)	13,429,070	8.83%
	Total Fixed Income Securities (cost $103,618,053) (2)	$103,331,561	67.95%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $13,429,070 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2022 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $12,301,399)	$12,301,399	8.09%
Total Short Term Investments (cost $12,301,399)	$12,301,399	8.09%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$617,857	0.41%
Energy	(976,635)	(0.64)%
Metals	6,325,249	4.16%
Stock indices	511,861	0.34%
Short-term interest rates	3,795	0.00%
Long-term interest rates	(1,092,535)	(0.72)%
Net unrealized gain (loss) on long futures contracts	5,389,592	3.55%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(103,261)	(0.07)%
Energy	(15,070)	(0.01)%
Metals	(4,534,317)	(2.98)%
Stock indices	(128,252)	(0.08)%
Short-term interest rates	945,300	0.62%
Long-term interest rates	1,285,643	0.85%
Net unrealized gain (loss) on short futures contracts	(2,549,957)	(1.67)%
Net unrealized gain (loss) on open futures contracts	$2,839,635	1.88%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$5,282,563	3.47%
Various short forward currency contracts	(1,779,499)	(1.17)%
Net unrealized gain (loss) on open forward currency contracts	$3,503,064	2.30%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $498,141) (3)	$566,884	0.37%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $492,277) (4)	$908,203	0.60%

(3)
Includes $575,770 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $1,008,765 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,309,574	4.83%
	Equipment Loans	700,893	0.54%
	Total Asset Backed Securities (cost $7,025,355)	7,010,467	5.37%

	Bank Deposits
	United States
	Financials (cost $870,000)	869,530	0.67%
	Total Bank Deposits (cost $870,000)	869,530	0.67%

	Commercial Paper
	United States
	Communications	584,926	0.45%
	Consumer Discretionary	2,619,659	2.00%
	Financials	7,620,623	5.83%
	Industrials	4,894,819	3.74%
	Materials	2,894,711	2.21%
	Real estate	5,311,670	4.06%
	Technology	964,975	0.73%
	Utilities	10,368,925	7.93%
	Total United States (cost $35,265,102)	35,260,308	26.95%
	Total Commercial Paper (cost $35,265,102)	$35,260,308	26.95%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	$1,916,961	1.47%
	Canada
	Energy	701,726	0.54%
	Financials	5,127,444	3.92%
	Total Canada (cost $5,836,218)	5,829,170	4.46%
	Germany
	Consumer Discretionary (cost $1,550,000)	1,552,240	1.19%
	Japan
	Financials (cost $1,177,638)	1,177,652	0.90%
	Switzerland
	Financials (cost $2,019,793)	2,021,376	1.55%
	United Kingdom
	Financials (cost $300,000)	299,958	0.23%
	Health care (cost $656,356)	655,377	0.50%
	Total United Kingdom (cost $956,356)	955,335	0.73%
	United States
	Consumer Discretionary	2,389,928	1.83%
	Consumer Staples	1,367,745	1.05%
	Energy	2,649,366	2.02%
	Financials	4,870,526	3.72%
	Health care	1,987,364	1.52%
	Industrials	2,360,179	1.81%
	Technology	1,815,102	1.39%
	Materials	496,422	0.38%
	Real estate	794,270	0.61%
	Utilities	1,276,319	0.98%
	Total United States (cost $20,022,816)	20,007,221	15.31%
	Total Corporate Bonds (cost $33,472,821)	33,459,955	25.61%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 01/20/2022 (1)	2,134,987	1.63%
$5,000,000	U.S. Treasury Bills Due 03/17/2022 (1)	4,999,440	3.82%
$6,300,000	U.S. Treasury Bills Due 05/12/2022 (1)	6,297,965	4.82%
	Total Government and Agency Obligations (cost $13,433,291)	13,432,392	10.27%
	Total Fixed Income Securities (cost $90,066,569) (2)	$90,032,652	68.87%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $13,432,392 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021 (Unaudited)

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2022 AND DECEMBER 31, 2021 (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Equity in futures brokers trading accounts
Cash	$16,755,465	$14,702,234
Restricted cash	0	542,373
Fixed income securities (cost $13,429,957 and $13,433,291, respectively)	13,429,070	13,432,392
Net unrealized gain (loss) on open futures contracts	2,839,635	194,001
Total equity in futures brokers trading accounts	33,024,170	28,871,000

Cash and cash equivalents	442,664	477,204
Cash at interbank market maker	2,024,870	5,720,106
Restricted cash at interbank market makers	10,215,114	11,728,326
Short term investments (cost $12,301,399 and $5,214,406, respectively)	12,301,399	5,214,406
Cash at swaps broker	4,172,703	4,268,767
Restricted cash at swaps broker	834,754	440,326
Fixed income securities (cost $90,188,096 and $76,633,278, respectively)	89,902,491	76,600,260
Credit default index swaps	0	8,749
Due from swaps broker	18,501	28,825
Net unrealized gain on open forward currency contracts	3,503,064	0
Interest receivable	87,596	79,494
Total assets	$156,527,326	$133,437,463

LIABILITIES
Accounts payable	$157,276	$117,350
Brokerage fee payable	901,748	772,725
Net unrealized loss on open forward currency contracts	0	794,549
Payable for securities purchased	1,610,060	0
Interest rate swaps	100,562	0
Credit default index swaps	8,886	0
Accrued commissions and other trading fees on open contracts	19,154	16,851
Offering costs payable	46,015	41,532
Redemptions payable	1,630,917	975,086
Total liabilities	4,474,618	2,718,093
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at March 31, 2022 and December 31, 2021	0	0
Limited Partners - 54,407.590 and 55,906.286 redeemable units outstanding at March 31, 2022 and December 31, 2021	152,052,708	130,719,370
Total partners’ capital (Net Asset Value)	152,052,708	130,719,370
Total liabilities and partners’ capital (Net Asset Value)	$156,527,326	$133,437,463

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$18,034,874	$8,939,450
Change in unrealized	2,645,634	(3,710,927)
Brokerage commissions	(144,955)	(280,266)
Net gain (loss) from futures trading	20,535,553	4,948,257

Forward currency trading gains (losses)
Realized	3,212,003	2,878,870
Change in unrealized	4,297,613	4,434,627
Brokerage commissions	(27,390)	(28,342)
Net gain (loss) from forward currency trading	7,482,226	7,285,155

Swap trading gains (losses)
Realized	(279,046)	(1,775,371)
Change in unrealized	471,849	(677,769)
Net gain (loss) from swap trading	192,803	(2,453,140)
Total net trading gain (loss)	28,210,582	9,780,272

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	100,758	127,968
Realized gain (loss) on fixed income securities	(7,992)	(3,755)
Change in unrealized gain (loss) on fixed income securities	(252,575)	(78,918)
Total investment income (loss)	(159,809)	45,295

Expenses
Brokerage fee	2,527,021	2,351,405
Operating expenses	121,469	127,612
Total expenses	2,648,490	2,479,017
Net investment income (loss)	(2,808,299)	(2,433,722)
NET INCOME (LOSS)	$25,402,283	$7,346,550

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$457.54	$117.97

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$456.51	$118.40

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	55,519.516	62,277.082

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$25,402,283	$7,346,550
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(7,162,521)	32,987
(Increase) decrease in interest receivable	(8,102)	1,061
(Increase) decrease in due from swaps broker	10,324	419
Increase (decrease) in payable for securities purchased	1,610,060	0
Increase (decrease) in accounts payable and accrued expenses	171,252	24,380
Net purchases from swap broker	590,046	0
Payments for swap contracts	0	(873,825)
Purchases of investments	(325,253,862)	(389,773,120)
Sales/maturities of investments	304,615,385	393,424,817
Net cash from (for) operating activities	(25,135)	10,183,269

Cash flows from (for) financing activities
Redemption of units	(3,243,038)	(6,184,737)
Offering costs paid	(165,593)	(149,636)
Net cash from (for) financing activities	(3,408,631)	(6,334,373)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,433,766)	3,848,896

Cash, cash equivalents and restricted cash at beginning of period	37,879,336	31,258,386

Cash, cash equivalents and restricted cash at end of period	$34,445,570	$35,107,282

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$16,755,465	$14,702,234
Restricted cash	0	542,373
Cash and cash equivalents	442,664	477,204
Cash at interbank market maker	2,024,870	5,720,106
Restricted cash at interbank market makers	10,215,114	11,728,326
Cash at swaps broker	4,172,703	4,268,767
Restricted cash at swaps broker	834,754	440,326
Total cash, cash equivalents and restricted cash at end of period	$34,445,570	$37,879,336

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2022

Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370
Net income (loss) for the three months ended March 31, 2022		0		25,402,283		25,402,283
Redemptions	0.000	0	(1,498.696)	(3,898,869)	(1,498.696)	(3,898,869)
Offering costs		0		(170,076)		(170,076)
Balances at March 31, 2022	0.000	$0	54,407.590	$152,052,708	54,407.590	$152,052,708

Three Months Ended March 31, 2021

Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973
Net income (loss) for the three months ended March 31, 2021		0		7,346,550		7,346,550
Redemptions	0.000	0	(2,389.505)	(5,110,068)	(2,389.505)	(5,110,068)
Offering costs		0		(156,766)		(156,766)
Balances at March 31, 2021	0.000	$0	60,760.146	$137,224,689	60,760.146	$137,224,689

Net Asset Value per General and Limited Partner Unit

March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
$2,794.70	$2,338.19	$2,258.47	$2,140.07

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,338.19	$2,140.07

Income (loss) from operations:
Total net trading gains (losses) (1)	510.15	160.00
Net investment income (loss) (1)	(50.58)	(39.08)
Total net income (loss) from operations	459.57	120.92
Offering costs (1)	(3.06)	(2.52)
Net asset value per unit at end of period	$2,794.70	$2,258.47
Total Return (4)	19.52%	5.53%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.56%	7.44%
Performance fee (4)	0.00%	0.00%
Total expenses	7.56%	7.44%
Net investment income (loss) (2) (3)	(8.04)%	(7.32)%

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
MARCH 31, 2022 (Unaudited)

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
MARCH 31, 2022 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2022 and December 31, 2021, and for the periods ended March 31, 2022 and 2021, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value at March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,301,399	$0	$0	$12,301,399
Fixed income securities	0	103,331,561	0	103,331,561

Other Financial Instruments
Exchange-traded futures contracts	2,839,635	0	0	2,839,635
Forward currency contracts	0	3,503,064	0	3,503,064
Credit default index swap contracts	0	566,884	0	566,884
Interest rate swap contracts	0	908,203	0	908,203
Total	$15,141,034	$108,309,712	$0	$123,450,746

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,214,406	$0	$0	$5,214,406
Fixed income securities	0	90,032,652	0	90,032,652

Other Financial Instruments
Exchange-traded futures contracts	194,001	0	0	194,001
Forward currency contracts	0	(794,549)	0	(794,549)
Credit default index swap contracts	0	1,432,745	0	1,432,745
Total	$5,408,407	$90,670,848	$0	$96,079,255

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2022 and December 31, 2021, the Fund has the potential remaining reimbursement amount of approximately $33.3 million and $33.5 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $46,015 and $41,532, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
MARCH 31, 2022 (Unaudited)

Note 2.  GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The general partner of the Fund is Campbell & Company, LP (“Campbell Company”), which conducts and manages the business of the Fund. Campbell & Company is also the commodity trading advisor of the Fund. The general partner does not currently have an investment in the Fund.

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
MARCH 31, 2022 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of March 31, 2022 and December 31, 2021. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2022 and 2021.

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
MARCH 31, 2022 (Unaudited)

Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at March 31, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout. At March 31, 2022 and December 31, 2021, the carrying value of such credit derivative contracts sold was $566,884 and $1,432,745, respectively.

	March 31, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: June 2027	Maturity Date: December 2026
Investment grade	$22,328,478	$19,078,137
Non-investment grade	6,068,553	16,769,930
Total	$28,397,031	$35,848,067

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2022 and December 31, 2021 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2022 Fair Value	Liability Derivatives at March 31, 2022 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,324,939	$(810,343)	$514,596
Energy Contracts	Net unrealized gain (loss) on open futures contracts	71,532	(1,063,237)	(991,705)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,758,827	(4,967,895)	1,790,932
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	867,497	(483,888)	383,609
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	972,137	(23,042)	949,095
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,552,323	(1,359,215)	193,108
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,185,895	(10,682,831)	3,503,064
Credit Default Index Swap Contracts**	Credit default index swaps	613,323	(46,439)	566,884
Interest Rate Swap Contracts**	Interest rate swaps	937,903	(29,700)	908,203
Total		$27,284,376	$(19,466,590)	$7,817,786

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts differs from the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2021 Fair Value	Liability Derivatives at December 31, 2021 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$670,890	$(339,135)	$331,755
Energy Contracts	Net unrealized gain (loss) on open futures contracts	374,147	(351,855)	22,292
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,649,310	(3,038,109)	(388,799)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	875,863	(168,666)	707,197
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	175,142	(190,112)	(14,970)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	887,576	(1,351,050)	(463,474)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	6,779,979	(7,574,528)	(794,549)
Credit Default Index Swap Contracts**	Credit default index swaps	1,649,303	(216,558)	1,432,745
Total		$14,062,210	$(13,230,013)	$832,197

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts differs from the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2022 and 2021 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2022	Trading Gains (Losses) for the Three Months Ended March 31, 2021
Agriculture Contracts	$2,265,300	$2,568,907
Energy Contracts	8,349,202	2,453,676
Metal Contracts	2,888,176	(313,410)
Stock Indices Contracts	428,964	5,312,135
Short-Term Interest Rate Contracts	2,079,017	(1,336,157)
Long-Term Interest Rate Contracts	4,669,849	(3,456,628)
Forward Currency Contracts	7,509,616	7,313,497
Credit Default Index Swap Contracts	(611,673)	3,965
Interest Rate Swap Contracts	804,476	(2,457,105)
Total	$28,382,927	$10,088,880

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2022	Trading Gains (Losses) for the Three Months Ended March 31, 2021
Futures trading gains (losses):
Realized**	$18,034,874	$8,939,450
Change in unrealized	2,645,634	(3,710,927)
Forward currency trading gains (losses):
Realized**	3,212,003	2,878,870
Change in unrealized	4,297,613	4,434,627
Swap trading gains (losses):
Realized	(279,046)	(1,775,371)
Change in unrealized	471,849	(677,769)
Total	$28,382,927	$10,088,880

**
For the three months ended March 31, 2022 and 2021, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $13,961 and $31,789, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $467,927 and $(336,205), respectively.

For the three months ended March 31, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 12,700 and 27,700, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $578,200,000 and $1,645,300,000, respectively, and the monthly average of notional value of forward currency contracts was $1,387,400,000 and $1,213,300,000,  respectively.

Open contracts generally mature within three months; as of March 31, 2022, the latest maturity date for open futures contracts is June 2023 and the latest maturity date for open forward currency contracts is June 2022. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2027.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2022 and December 31, 2021 was $13,429,070 and $13,432,392, respectively, which equals approximately 9% and 10% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at March 31, 2022 and December 31, 2021 was restricted cash for margin requirements of $11,049,868 and $12,711,025, respectively, which equals approximately 7% and 10% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at March 31, 2022 and December 31, 2021.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$11,547,255	$(8,707,620)	$2,839,635
Forward currency contracts	NatWest Markets Plc	14,185,895	(10,682,831)	3,503,064
Centrally cleared swap contracts*	Centrally Cleared	1,551,226	(76,139)	1,475,087
Total derivatives		$27,284,376	$(19,466,590)	$7,817,786

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$2,839,635	$0	$0	$2,839,635
NatWest Markets Plc	3,503,064	0	0	3,503,064
Centrally Cleared	1,475,087	0	0	1,475,087
Total	$7,817,786	$0	$0	$7,817,786

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$8,707,620	$(8,707,620)	$0
Forward currency contracts	NatWest Markets Plc	10,682,831	(10,682,831)	0
Centrally cleared swap contracts	Centrally Cleared	76,139	(76,139)	0
Total derivatives		$19,466,590	$(19,466,590)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2022
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

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
MARCH 31, 2022 (Unaudited)

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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2022 and December 31, 2021, the Statements of Operations and Financial Highlights for the three months ended March 31, 2022 and 2021, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2022 and December 31, 2021, the results of operations and financial highlights for the three months ended March 31, 2022 and 2021, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2022 and 2021.

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

Results of Operations

The returns for the three months ended March 31, 2022 and 2021 were 19.52% and 5.53%, respectively. During the three months ended March 31, 2022 and 2021, the Fund accrued brokerage fees in the amount of $2,527,021 and $2,351,405, respectively, and paid brokerage fees in the amount of $2,397,998 and $2,345,508, respectively. No performance fees were accrued or paid during these periods.

2022 (For the Three Months Ended March 31)

Of the 19.52% year to date return, approximately 21.77% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (2.14)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 21.77% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	0.00%
Commodities	10.38%
Foreign Exchange	5.87%
Interest Rates	5.27%
Equity Indices	0.25%
21.77%

The Fund showed a gain in January with gains coming from interest rate, commodity, and foreign exchange (FX) positions, while stock index and credit holdings produced some partially offsetting losses.  Interest rate positions produced the largest gains for the Fund during January, with profits most pronounced in long-dated instruments.  Global yields jumped (prices fell) as persistent, rising inflation prompted central banks to increase efforts in tightening monetary policy.  Short UK gilt positioning contributed the most sizable gains after UK inflation hit its highest reading since 1992 on surging demand, higher energy costs, and supply chain disruptions.  Commodity trading provided additional profits for the Fund during the month.  Long positioning on the petroleum complex generated the best sector gains. Energy markets advanced as supply constraints and heightened geopolitical tensions coincided with a recovery in demand amid easing concerns surrounding the severity of the Omicron variant.  Longs on soy products also produced gains as soy markets advanced on tight supply expectations amid persistent South American weather concerns.  Foreign exchange trading produced additional gains for the Fund with long US dollar positions (versus short foreign currency) benefiting.  The greenback rallied during the second half of January with the DXY dollar index reaching a multi-year high on back of the decidedly hawkish approach from the Federal Reserve.  At the January FOMC meeting, the Fed signaled they intend to raise interest rates as early as March and the market subsequently priced in five hikes during 2022.  Largely long positioning on global stock indices produced losses for the Fund in January, with most major benchmarks posting large losses for the month.  Investor worries about inflation, persistent supply chain issues, and the upcoming rate hikes from the Federal Reserve fueled the risk-off trading.  In credit trading, short protection positions generated further offsetting losses as US and European credit spreads widened sharply alongside the unwind of risky assets.

The Fund showed a modest loss in February with losses came from foreign exchange, credit, fixed income, and stock index positions as commodity holdings produced some partially offsetting gains. Foreign exchange trading produced losses for the Fund. Short positions in developed market currencies (against long USD) were overwhelmed as the recent strength in the greenback was countered by this month’s demand for commodity currencies like the Australian and New Zealand dollars. Short positions in some Eastern European currencies (against long USD) provided partially offsetting gains as Russian contagion fears drove weakness in Polish and Hungarian assets. In credit trading, short protection positions generated further losses as US and European credit spreads widened sharply alongside the unwind of risky assets. Interest rate positions caused additional losses in February. A late month flight-to-safety rally sparked by the intensifying Russia/Ukraine conflict reversed earlier weakness. Losses in German and Australian 10-year bonds overwhelmed gains made in UK Gilts and US Treasuries. Global stock indices also detracted from the Fund amid mixed positioning during the month. February began with most major indexes fluctuating as investors focused on hotter than expected inflation and assessed prospects for rate hikes and quantitative tightening. By mid-month sentiment turned negative as the focus shifted from monetary policy to geopolitical concerns and the unprecedented Russian sanctions. Commodity trading provided positive returns for the Fund during the month. Long positioning on the petroleum complex generated the best sector gains as energy markets advanced amid continued supply constraints and elevated risk premiums stemming from geopolitical tensions between Russia and Ukraine. Some long grain holdings also generated gains as grain markets rallied sharply across the board on supply concerns following Russia’s attack on Ukraine.

The Fund showed a strong gain in March with gains coming from commodity, foreign exchange, fixed income, stock index, and credit positions. Commodity trading provided the strongest returns for the Fund during the month. Long positioning across the energy complex resulted in the best sub-sector gains as global demand continued to recover from the pandemic while the war in Europe further squeezed an already tight market. Base metal holdings also contributed gains as long positioning profited from a sharp rally across the complex as Russia’s invasion of Ukraine coincided with a historic supply shortage. Nickel dominated industrial metal returns following outperformance on the back of a short-squeeze that saw prices leap 85% over two days, a move that ultimately resulted in an unprecedented 6-day trading halt on the LME. Foreign exchange trading produced additional profits for the Fund with both the developed market (DM) and emerging market (EM) currencies contributing. A short position on the Japanese yen drove the largest DM gains as the JPY weakened on the continued ultra-loose monetary policy in Japan relative to rising yields in the US. A long position on the Brazilian real was also profitable as the BRL benefited from price increases in Brazilian exports as well as general demand for higher yielding currencies. Interest rate positions also contributed gains with short positioning on Treasuries leading profits. The Federal Reserve’s policy normalization began in March and leaned more hawkish than expected which proved profitable for short 2-year and 10-year UST positions. Global stock indices further added to profits as momentum and short-term strategies were able to navigate the significant mid-month reversal in equities. Short positions to start the month were profitable as stocks traded lower on geopolitical concerns, an FOMC rate hike, and hawkish Fed commentary. However, risk sentiment turned positive on war de-escalation prospects during the latter half of the month and a shift in model positioning captured additional gains. In credit trading, short protection positions generated nominal gains as US and European credit spreads tightened alongside stock indices and other risky assets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2022 and December 31, 2021 and the trading gains/losses by market category for the three months ended March 31, 2022 and the year ended December 31, 2021.

	March 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	0.00%
Commodities	1.30%	10.38%
Foreign Exchange	0.84%	5.87%
Interest Rates	1.12%	5.27%
Equity Indices	0.49%	0.25%
Aggregate/Total	2.27%	21.77%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 19.52% year to date return, approximately 21.77% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (2.14)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2022, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2022.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 25, 2022.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2022 and December 31, 2021, (ii) Statements of Financial Condition as of March 31, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months Ended March 31, 2022 and 2021, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2022 and 2021, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2022 and 2021, (vi) Financial Highlights For the Three Months Ended March 31, 2022 and 2021, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2022 and December 31, 2021, (ii) Statements of Financial Condition as of March 31, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months Ended March 31, 2022 and 2021, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2022 and 2021, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2022 and 2021, (vi) Financial Highlights For the Three Months Ended March 31, 2022 and 2021, (vii) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 16, 2022	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer