Form 10-Q
period 2022-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2022-08-12
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

The Registrant has no voting stock. As of June 30, 2022, there were 52,890.885 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,832,592	5.25%
	Equipment Loans	1,095,304	0.65%
	Total Asset Backed Securities (cost $10,014,228)	9,927,896	5.90%

	Bank Deposits
	United States
	Financials (cost $1,050,000)	1,049,412	0.62%

	Commercial Paper
	Switzerland
	Financials (cost $1,123,869)	1,124,012	0.67%
	United Kingdom
	Financials (cost $3,239,981)	3,237,138	1.92%
	United States
	Communications	1,588,507	0.94%
	Consumer Discretionary	4,452,251	2.64%
	Consumer Staples	649,189	0.39%
	Financials	14,423,079	8.57%
	Industrials	3,094,133	1.84%
	Materials	844,425	0.50%
	Real estate	9,728,610	5.78%
	Health care	1,858,408	1.10%
	Technology	999,396	0.59%
	Utilities	16,169,966	9.60%
	Total United States (cost $53,821,028)	53,807,964	31.95%
	Total Commercial Paper (cost $58,184,878)	58,169,114	34.54%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,910,000)	1,907,643	1.13%
	Canada
	Financials	6,353,325	3.77%
	Energy	787,138	0.47%
	Total Canada (cost $7,243,594)	7,140,463	4.24%
	Germany
	Consumer Discretionary	500,754	0.30%
	Industrials	772,665	0.46%
	Total Germany (cost $1,280,250)	1,273,419	0.76%
	Japan
	Financials (cost $500,208)	500,025	0.30%
	Spain
	Financials (cost $1,000,000)	996,465	0.59%
	Switzerland
	Financials (cost $1,624,904)	1,604,452	0.95%
	United Kingdom
	Financials (cost $838,852)	815,012	0.48%
	United States
	Consumer Discretionary	2,907,038	1.73%
	Consumer Staples	845,291	0.50%
	Energy	4,005,131	2.38%
	Financials	8,126,276	4.83%
	Health care	2,090,008	1.24%
	Industrials	3,712,847	2.21%
	Technology	1,600,582	0.95%
	Materials	481,084	0.29%
	Real estate	1,187,201	0.71%
	Utilities	2,499,371	1.48%
	Total United States (cost $27,785,448)	27,454,829	16.32%
	Total Corporate Bonds (cost $42,183,256)	41,692,308	24.77%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 07/21/2022 (1)	2,133,819	1.27%
$6,300,000	U.S. Treasury Bills Due 08/11/2022 (1)	6,290,411	3.73%
$7,400,000	U.S. Treasury Bills Due 09/15/2022 (1)	7,375,203	4.38%
	Total Government and Agency Obligations (cost $15,801,803)	15,799,433	9.38%
	Total Fixed Income Securities (2) (cost $127,234,165)	$126,638,163	75.21%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $15,799,433 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2022 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,877,443)	$3,877,443	2.30%
Total Short Term Investments (cost $3,877,443)	$3,877,443	2.30%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(776,705)	(0.46)%
Energy	(1,235,665)	(0.73)%
Metals	(3,728,753)	(2.21)%
Stock indices	(59,866)	(0.04)%
Short-term interest rates	184,669	0.11%
Long-term interest rates	465,297	0.28%
Net unrealized gain (loss) on long futures contracts	(5,151,023)	(3.05)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	1,725,209	1.02%
Energy	231,060	0.14%
Metals	3,803,872	2.26%
Stock indices	903,181	0.54%
Short-term interest rates	(276,721)	(0.16)%
Long-term interest rates	(1,080,270)	(0.64)%
Net unrealized gain (loss) on short futures contracts	5,306,331	3.16%
Net unrealized gain (loss) on open futures contracts	$155,308	0.11%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(9,345,616)	(5.55)%
Various short forward currency contracts	13,941,218	8.28%
Net unrealized gain (loss) on open forward currency contracts	$4,595,602	2.73%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $40,421) (3)	$46,812	0.03%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Pay fixed (net proceeds $221,230) (4)	$(11,423)	(0.01)%

(3)
Includes $45,718 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $13,507 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2022 AND DECEMBER 31, 2021 (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Equity in futures brokers trading accounts
Cash	$18,083,673	$14,702,234
Restricted cash	0	542,373
Fixed income securities (cost $15,801,803 and $13,433,291, respectively)	15,799,433	13,432,392
Net unrealized gain (loss) on open futures contracts	155,308	194,001
Total equity in futures brokers trading accounts	34,038,414	28,871,000

Cash and cash equivalents	2,458,821	477,204
Cash at interbank market maker	2,585,405	5,720,106
Restricted cash at interbank market makers	6,474,313	11,728,326
Short term investments (cost $3,877,443 and $5,214,406, respectively)	3,877,443	5,214,406
Cash at swaps broker	4,709,769	4,268,767
Restricted cash at swaps broker	897,907	440,326
Fixed income securities (cost $111,432,362 and $76,633,278, respectively)	110,838,730	76,600,260
Credit default index swaps	1,094	8,749
Interest rate swaps	2,084	0
Due from swaps broker	10,149	28,825
Net unrealized gain on open forward currency contracts	4,595,602	0
Interest receivable	175,349	79,494
Total assets	$170,665,080	$133,437,463

LIABILITIES
Accounts payable	$111,757	$117,350
Brokerage fee payable	994,595	772,725
Net unrealized loss on open forward currency contracts	0	794,549
Accrued commissions and other trading fees on open contracts	13,643	16,851
Offering costs payable	37,714	41,532
Redemptions payable	1,131,217	975,086
Total liabilities	2,288,926	2,718,093
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at June 30, 2022 and December 31, 2021	0	0
Limited Partners - 52,890.885 and 55,906.286 redeemable units outstanding at June 30, 2022 and December 31, 2021	168,376,154	130,719,370
Total partners’ capital (Net Asset Value)	168,376,154	130,719,370
Total liabilities and partners’ capital (Net Asset Value)	$170,665,080	$133,437,463

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$13,769,611	$11,949,966	$31,804,485	$20,889,416
Change in unrealized	(2,684,327)	(641,912)	(38,693)	(4,352,839)
Brokerage commissions	(138,257)	(288,003)	(283,212)	(568,269)
Net gain (loss) from futures trading	10,947,027	11,020,051	31,482,580	15,968,308

Forward currency trading gains (losses)
Realized	11,382,796	6,694,081	14,594,799	9,572,951
Change in unrealized	1,092,538	(6,986,943)	5,390,151	(2,552,316)
Brokerage commissions	(20,931)	(43,354)	(48,321)	(71,696)
Net gain (loss) from forward currency trading	12,454,403	(336,216)	19,936,629	6,948,939

Swap trading gains (losses)
Realized	964,901	29,899	685,855	(1,745,470)
Change in unrealized	(268,471)	169,571	203,378	(508,198)
Net gain (loss) from swap trading	696,430	199,470	889,233	(2,253,668)
Total net trading gain (loss)	24,097,860	10,883,305	52,308,442	20,663,579

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	368,002	102,856	468,760	230,821
Realized gain (loss) on fixed income securities	(5,468)	(13,034)	(13,460)	(16,788)
Change in unrealized gain (loss) on fixed income securities	(309,510)	(32,450)	(562,085)	(111,368)
Total investment income (loss)	53,024	57,372	(106,785)	102,665

Expenses
Brokerage fee	2,914,955	2,527,891	5,441,976	4,879,296
Operating expenses	144,202	128,970	265,671	256,582
Total expenses	3,059,157	2,656,861	5,707,647	5,135,878
Net investment income (loss)	(3,006,133)	(2,599,489)	(5,814,432)	(5,033,213)
NET INCOME (LOSS)	$21,091,727	$8,283,816	$46,494,010	$15,630,366

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$391.86	$137.19	$850.41	$254.86

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$388.76	$134.09	$845.27	$252.49

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	53,825.024	60,381.403	54,672.270	61,329.242

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$46,494,010	$15,630,366
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(4,992,751)	7,524,721
(Increase) decrease in interest receivable	(95,855)	6,921
(Increase) decrease in due from swaps broker	18,676	(3,498)
Increase (decrease) in accounts payable and accrued expenses	213,069	(2,887)
Net purchases from swap broker	208,949	(670,517)
Purchases of investments	(786,900,963)	(706,654,831)
Sales/maturities of investments	751,070,330	708,776,972
Net cash from (for) operating activities	6,015,465	24,607,247

Cash flows from (for) financing activities
Redemption of units	(8,386,096)	(9,668,602)
Offering costs paid	(298,817)	(303,268)
Net cash from (for) financing activities	(8,684,913)	(9,971,870)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,669,448)	14,635,377

Cash, cash equivalents and restricted cash at beginning of period	37,879,336	31,258,386

Cash, cash equivalents and restricted cash at end of period	$35,209,888	$45,893,763

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$18,083,673	$14,702,234
Restricted cash	0	542,373
Cash and cash equivalents	2,458,821	477,204
Cash at interbank market maker	2,585,405	5,720,106
Restricted cash at interbank market makers	6,474,313	11,728,326
Cash at swaps broker	4,709,769	4,268,767
Restricted cash at swaps broker	897,907	440,326
Total cash, cash equivalents and restricted cash at end of period	$35,209,888	$37,879,336

See Accompanying Notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2022

Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370
Net income (loss) for the three months ended March 31, 2022		0		25,402,283		25,402,283
Redemptions	0.000	0	(1,498.696)	(3,898,869)	(1,498.696)	(3,898,869)
Offering costs		0		(170,076)		(170,076)
Balances at March 31, 2022	0.000	$0	54,407.590	$152,052,708	54,407.590	$152,052,708

Net income (loss) for the three months ended June 30, 2022		0		21,091,727		21,091,727
Redemptions	0.000	0	(1,517.000)	(4,643,358)	(1,517.000)	(4,643,358)
Offering costs		0		(124,923)		(124,923)
Balances at June 30, 2022	0.000	$0	52,890.885	$168,376,154	52,890.885	$168,376,154

Six Months Ended June 30, 2021

Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973
Net income (loss) for the three months ended March 31, 2021		0		7,346,550		$7,346,550
Redemptions	0.000	0	(2,389.505)	(5,110,068)	(2,389.505)	(5,110,068)
Offering costs		0		(156,766)		(156,766)
Balances at March 31, 2021	0.000	$0	60,760.146	$137,224,689	60,760.146	$137,224,689

Net income (loss) for the three months ended June 30, 2021		0		8,283,816		8,283,816
Redemptions	0.000	0	(1,175.663)	(2,798,099)	(1,175.663)	(2,798,099)
Offering costs		0		(150,734)		(150,734)
Balances at June 30, 2021	0.000	$0	59,584.483	$142,559,672	59,584.483	$142,559,672

Net Asset Value per General and Limited Partner Unit

June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$3,183.46	$2,794.70	$2,338.19	$2,392.56	$2,258.47	$2,140.07

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,794.70	$2,258.47	$2,338.19	$2,140.07

Income (loss) from operations:
Total net trading gains (losses) (1)	446.93	179.64	957.02	339.57
Net investment income (loss) (1)	(55.85)	(43.05)	(106.35)	(82.07)
Total net income (loss) from operations	391.08	136.59	850.67	257.50
Offering costs (1)	(2.32)	(2.50)	(5.40)	(5.01)
Net asset value per unit at end of period	$3,183.46	$2,392.56	$3,183.46	$2,392.56
Total Return (4)	13.91%	5.94%	36.15%	11.80%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.60%	7.51%	7.60%	7.49%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.60%	7.51%	7.60%	7.49%
Net investment income (loss) (2) (3)	(7.44)%	(7.35)%	(7.74)%	(7.34)%

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
JUNE 30, 2022 (Unaudited)

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
JUNE 30, 2022 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2022 and December 31, 2021, and for the periods ended June 30, 2022 and 2021, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Fair Value at June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,877,443	$0	$0	$3,877,443
Fixed income securities	0	126,638,163	0	126,638,163

Other Financial Instruments
Exchange-traded futures contracts	155,308	0	0	155,308
Forward currency contracts	0	4,595,602	0	4,595,602
Credit default index swap contracts	0	46,812	0	46,812
Interest rate swap contracts	0	(11,423)	0	(11,423)
Total	$4,032,751	$131,269,154	$0	$135,301,905

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,214,406	$0	$0	$5,214,406
Fixed income securities	0	90,032,652	0	90,032,652

Other Financial Instruments
Exchange-traded futures contracts	194,001	0	0	194,001
Forward currency contracts	0	(794,549)	0	(794,549)
Credit default index swap contracts	0	1,432,745	0	1,432,745
Total	$5,408,407	$90,670,848	$0	$96,079,255

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2022 and December 31, 2021, the Fund has the potential remaining reimbursement amount of approximately $33.2 million and $33.5 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $37,714 and $41,532, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
JUNE 30, 2022 (Unaudited)

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
JUNE 30, 2022 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of June 30, 2022 and December 31, 2021. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2022 and 2021.

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
JUNE 30, 2022 (Unaudited)

Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at June 30, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout. At June 30, 2022 and December 31, 2021, the carrying value of such credit derivative contracts sold was $46,812 and $1,432,745, respectively.

	June 30, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: June 2027	Maturity Date: December 2026
Investment grade	$(934,777)	$19,078,137
Non-investment grade	(355,505)	16,769,930
Total	$(1,290,282)	$35,848,067

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2022 and December 31, 2021 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2022 Fair Value	Liability Derivatives at June 30, 2022 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,846,947	$(898,443)	$948,504
Energy Contracts	Net unrealized gain (loss) on open futures contracts	245,928	(1,250,533)	(1,004,605)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,806,293	(3,731,174)	75,119
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,027,396	(184,081)	843,315
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	314,201	(406,253)	(92,052)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	838,400	(1,453,373)	(614,973)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	15,684,346	(11,088,744)	4,595,602
Credit Default Index Swap Contracts**	Credit default index swaps	49,019	(2,207)	46,812
Interest Rate Swap Contracts**	Interest rate swaps	110,801	(122,224)	(11,423)
Total		$23,923,331	$(19,137,032)	$4,786,299

*	Derivatives not designated as hedging instruments under ASC 815
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2022 and 2021 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2022	Trading Gains (Losses) for the Three Months Ended June 30, 2021
Agriculture Contracts	$1,279,268	$4,311,266
Energy Contracts	1,595,927	4,376,545
Metal Contracts	(500,534)	1,407,195
Stock Indices Contracts	1,242,029	3,907,952
Short-Term Interest Rate Contracts	(178,968)	(398,843)
Long-Term Interest Rate Contracts	7,647,562	(2,296,061)
Forward Currency Contracts	12,475,334	(292,862)
Credit Default Index Swap Contracts	(1,124,494)	471,639
Interest Rate Swap Contracts	1,820,924	(272,169)
Total	$24,257,048	$11,214,662

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2022	Trading Gains (Losses) for the Six Months Ended June 30, 2021
Agriculture Contracts	$3,544,568	$6,880,173
Energy Contracts	9,945,129	6,830,221
Metal Contracts	2,387,642	1,093,785
Stock Indices Contracts	1,670,993	9,220,087
Short-Term Interest Rate Contracts	1,900,049	(1,735,000)
Long-Term Interest Rate Contracts	12,317,411	(5,752,689)
Forward Currency Contracts	19,984,950	7,020,635
Credit Default Index Swap Contracts	(1,736,167)	475,604
Interest Rate Swap Contracts	2,625,400	(2,729,272)
Total	$52,639,975	$21,303,544

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2022	Trading Gains (Losses) for the Three Months Ended June 30, 2021
Futures trading gains (losses):
Realized**	$13,769,611	$11,949,966
Change in unrealized	(2,684,327)	(641,912)
Forward currency trading gains (losses):
Realized**	11,382,796	6,694,081
Change in unrealized	1,092,538	(6,986,943)
Swap trading gains (losses):
Realized	964,901	29,899
Change in unrealized	(268,471)	169,571
Total	$24,257,048	$11,214,662

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2022	Trading Gains (Losses) for the Six Months Ended June 30, 2021
Futures trading gains (losses):
Realized***	$31,804,485	$20,889,416
Change in unrealized	(38,693)	(4,352,839)
Forward currency trading gains (losses):
Realized***	14,594,799	9,572,951
Change in unrealized	5,390,151	(2,552,316)
Swap trading gains (losses):
Realized	685,855	(1,745,470)
Change in unrealized	203,378	(508,198)
Total	$52,639,975	$21,303,544

**
For the three months ended June 30, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $63,257 and $(23,285), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $596,209 and $200,081, respectively.

***
For the six months ended June 30, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $77,218 and $8,504, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $1,064,136 and $(136,125), respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

For the three months ended June 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 12,900 and 26,800, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $695,600,000 and $3,435,500,000, respectively, and the monthly average of notional value of forward currency contracts was $1,182,300,000 and $1,623,700,000, respectively.

For the six months ended June 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 12,900 and 27,300, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $636,900,000 and $2,540,400,000, respectively, and the monthly average of notional value of forward currency contracts was $1,284,800,000 and $1,418,500,000, respectively.

Open contracts generally mature within three months; as of June 30, 2022, the latest maturity date for open futures contracts is September 2023 and the latest maturity date for open forward currency contracts is September 2022. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2027.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2022 and December 31, 2021 was $15,799,433 and $13,432,392, respectively, which equals approximately 9% and 10% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at June 30, 2022 and December 31, 2021 was restricted cash for margin requirements of $7,372,220 and $12,711,025, respectively, which equals approximately 5% and 10% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at June 30, 2022 and December 31, 2021.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$8,079,165	$(7,923,857)	$155,308
Forward currency contracts	NatWest Markets Plc	15,684,346	(11,088,744)	4,595,602
Centrally cleared swap contracts*	Centrally Cleared	159,820	(124,431)	35,389
Total derivatives		$23,923,331	$(19,137,032)	$4,786,299

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$155,308	$0	$0	$155,308
NatWest Markets Plc	4,595,602	0	0	4,595,602
Centrally Cleared	35,389	0	0	35,389
Total	$4,786,299	$0	$0	$4,786,299

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,923,857	$(7,923,857)	$0
Forward currency contracts	NatWest Markets Plc	11,088,744	(11,088,744)	0
Centrally cleared swap contracts	Centrally Cleared	124,431	(124,431)	0
Total derivatives		$19,137,032	$(19,137,032)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2022
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
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)

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
JUNE 30, 2022 (Unaudited)

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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2022 and December 31, 2021, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2022 and 2021, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2022 and December 31, 2021, the results of operations and financial highlights for the three months and six months ended June 30, 2022 and 2021, and cash flows and changes in partners’ capital (Net Asset Value) for the three months and six months ended June 30, 2022 and 2021.

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

Results of Operations

The returns for the six months ended June 30, 2022 and 2021 were 36.15% and 11.80%, respectively. During the six months ended June 30, 2022 and 2021, the Fund accrued brokerage fees in the amount of $5,441,976 and $4,879,296, respectively, and paid brokerage fees in the amount of $5,220,106 and $4,846,119, respectively. No performance fees were accrued or paid during these periods.

2022 (For the Six Months Ended June 30)

Of the 36.15% year to date return, approximately 40.45% was due to trading gains (before commissions), offset by approximately (0.07)% due to investment loss and approximately (4.23)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 40.45% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	0.48%
Commodities	12.77%
Foreign Exchange	15.26%
Interest Rates	10.87%
Equity Indices	1.07%
40.45%

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

The Fund produced a gain during April. Profits came from foreign exchange, interest rate, and commodity holdings, while credit positions and stock index trading had little P&L impact. Foreign exchange trading produced the largest Fund returns in April. Long US dollar exposure proved profitable as the greenback saw a sharp rally over the month. The USD gained on the increasingly aggressive US monetary policy and the significant rise in longer dated interest rate yields. The greenback also benefited from global growth concerns as Europe continues to struggle with the fallout from Russia’s invasion of Ukraine, and China enacted lockdowns in a bid to curtail the spread of the latest COVID-19 variant. Interest rate positions produced additional profits during April, with gains concentrated in long-dated instruments. Short positioning on US Treasuries produced the greatest profits for the sector as the Fed prepared the double act of rate hikes with quantitative tightening. The prospect of tighter monetary policy coupled with concerns over surging inflation around the world sent bond prices lower and real yields higher. Commodity positions also generated gains during the month. Long holdings on the energy complex generated the best commodity sub-sector returns as energy markets advanced on continued supply concerns, although gains were capped as China’s extended coronavirus lockdowns curbed demand for energies. Grain holdings provided additional returns for the Fund as the war in Ukraine, drought concerns, and increased biofuel demand lifted prices higher. Credit trading was relatively flat as short protection positions generated additional offsetting losses as US and European credit spreads widened amid the risk-off environment. Mixed positioning in global stock indices had little impact on the Fund in April, with nearly all major benchmarks logging losses for the month. The risk-off trading was fueled by the hawkish shift in global monetary policy, demand destruction from China’s Covid lockdowns, and continued geopolitical uncertainty centered on Ukraine.

The Fund produced a loss during May. Losses came from foreign exchange, stock index, and commodity positions. Fixed income and credit index trading had little P&L impact on the month. Foreign exchange trading produced the largest losses for the Fund during May. Long US dollar positions (versus short the foreign currency) experienced losses amid the broader weakness in the USD. While the greenback remains stronger on the year, the DXY dollar index experienced a reversal during May. The foreign exchange market is reconsidering whether US policy makers might slow or potentially pause the tightening cycle in the latter half of 2022, which limited the demand for the US currency. Additionally, data over the course of the month showed the potential of a weaker US consumer which also contributed to the weakness in the buck. Stock index positioning generated additional losses over the course of the month. Global equity returns were mixed during May amid volatility across the global indices as markets weighed accelerating inflation concerns in Europe with easing Covid restrictions in China and some investor expectations of a possible slowdown in US monetary tightening. Commodity holdings generated modest losses during the month. Net long positioning on the grain complex incurred losses for the Fund as grain markets plummeted into month-end on the possibility that Russia will allow exports of Ukrainian grain through the Black Sea. Long holdings on energies generated partially offsetting gains as those markets advanced on continued fallout from the war in Ukraine, in addition to easing Covid restrictions in Asia, a busy travel season, and low inventories. Mixed positioning in fixed income had little impact on the Fund in May. Longs on European interest rate instruments produced losses as those markets declined (yields rose) as record inflation prints increased bets the BoE and ECB will have to quicken the pace of rate hikes to quell surging prices. Canadian Government Bonds produced some offsetting gains amid a hawkish approach from the BoC. Finally in credit trading, short protection positions also had little impact on the Fund during the month.

The Fund produced a gain during June. Profits came from foreign exchange (FX), interest rate, and stock index holdings. The commodity sector and credit positions had little P&L impact. Foreign exchange trading generated the largest gains for the Fund during the month. Long USD positions (versus short the foreign currency) benefited from the broad-based rally in the greenback. Dominating the market narrative, inflation remains stubbornly high and the Federal Reserve continues to lead the hawkish charge. Following the hotter US CPI print early in the month, the Fed indicated that slowing inflation is more important than the possibility of slower economic growth as a result of higher rates, which helped drive the wide-reaching appreciation in the dollar. Fixed income positions produced additional returns with gains concentrated in long-dated instruments. Persistent inflation prompted central banks to take more aggressive action in their hiking cycles, leading to several greater-than-expected rate increases. Short positioning on Australia and US 10-year instruments profited as yields rose (prices fell) in reaction to the RBA and Fed both delivering rate hikes that exceeded expectations. A fifth consecutive rate hike from the Bank of England, accompanied by hawkish guidance, pushed UK yields higher (prices lower) to the benefit of short Gilt positioning. Net short stock index positioning provided additional gains during the month. Global stock indices sold-off sharply as investors became increasingly convinced that the pace of rising interest rates will trigger a recession. Comments from global central bank speakers throughout the month remained hawkish and Fed Chair Powell even conceded that a soft landing could be “very challenging.” In credit trading, short protection positions were relative flat as US and European credit spreads widened sharply alongside the selloff in risky assets. The models flipped to long protection at the end of June and recovered some of their earlier losses. Commodity trading had little impact on the Fund during the month as gains made from short wheat holdings were offset by losses generated from energy positions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2022 and December 31, 2021 and the trading gains/losses by market category for the six months ended June 30, 2022 and the year ended December 31, 2021.

	June 30, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	0.48%
Commodities	0.62%	12.77%
Foreign Exchange	1.06%	15.26%
Interest Rates	0.78%	10.87%
Equity Indices	0.51%	1.07%
Aggregate/Total	1.64%	40.45%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 36.15% year to date return, approximately 40.45% was due to trading gains (before commissions) and approximately (0.07)% due to investment loss, offset by approximately (4.23)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2022, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2022.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of June 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2022 and 2021, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months and Six Months Ended June 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2022 and 2021, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of June 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2022 and 2021, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months and Six Months Ended June 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2022 and 2021, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 12, 2022	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer