Form 10-Q
period 2022-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2022-11-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

The Registrant has no voting stock. As of September 30, 2022, there were 51,337.594 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$10,000,073	5.62%
	Equipment Loans	1,126,175	0.63%
	Total Asset Backed Securities (cost $11,226,986)	11,126,248	6.25%

	Bank Deposits
	United States
	Financials (cost $2,217,923)	2,208,721	1.24%

	Commercial Paper
	France
	Financials (cost $2,143,404)	2,142,099	1.20%
	United Kingdom
	Financials (cost $839,701)	839,498	0.47%
	United States
	Communications	3,028,184	1.70%
	Consumer Discretionary	9,483,873	5.33%
	Consumer Staples	2,080,988	1.17%
	Energy	369,893	0.21%
	Financials	21,392,326	12.01%
	Industrials	4,014,689	2.26%
	Real estate	6,946,315	3.90%
	Technology	4,783,256	2.69%
	Utilities	10,033,819	5.64%
	Total United States (cost $62,151,839)	62,133,343	34.91%
	Total Commercial Paper (cost $65,134,944)	65,114,940	36.58%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,909,997)	$1,909,084	1.07%
	Canada
	Financials	6,347,665	3.57%
	Energy	780,625	0.44%
	Total Canada (cost $7,242,661)	7,128,290	4.01%
	Germany
	Consumer Discretionary	504,584	0.28%
	Industrials	772,970	0.43%
	Total Germany (cost $1,280,227)	1,277,554	0.71%
	Spain
	Financials (cost $999,999)	974,360	0.55%
	Switzerland
	Financials (cost $1,624,931)	1,593,932	0.90%
	United Kingdom
	Financials (cost $838,975)	815,058	0.46%
	United States
	Consumer Discretionary	2,892,461	1.63%
	Consumer Staples	502,782	0.28%
	Energy	2,679,485	1.51%
	Financials	7,910,114	4.44%
	Health care	2,643,620	1.49%
	Industrials	3,175,675	1.78%
	Technology	1,602,986	0.90%
	Materials	1,162,688	0.65%
	Real estate	900,740	0.51%
	Utilities	2,994,185	1.68%
	Total United States (cost $26,874,054)	26,464,736	14.87%
	Total Corporate Bonds (cost $40,770,844)	40,163,014	22.57%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$2,135,000	U.S. Treasury Bills Due 10/13/2022 (1)	2,133,480	1.20%
$6,300,000	U.S. Treasury Bills Due 11/10/2022 (1)	6,281,950	3.53%
$8,400,000	U.S. Treasury Bills Due 12/15/2022 (1)	8,352,322	4.69%
	Total Government and Agency Obligations (cost $16,761,027)	16,767,752	9.42%
	Total Fixed Income Securities (2) (cost $136,111,724)	135,380,675	76.06%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $16,767,752 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $33,609)	$33,609	0.02%
Total Short Term Investments (cost $33,609)	$33,609	0.02%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(1,247,518)	(0.70)%
Energy	(84,861)	(0.05)%
Metals	(3,560,969)	(2.00)%
Stock indices	(84,944)	(0.05)%
Short-term interest rates	26,477	0.01%
Long-term interest rates	(163,115)	(0.09)%
Net unrealized gain (loss) on long futures contracts	(5,114,930)	(2.88)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(565,237)	(0.32)%
Energy	259,570	0.15%
Metals	3,561,126	2.00%
Stock indices	1,921,937	1.08%
Short-term interest rates	1,429,127	0.80%
Long-term interest rates	577,752	0.32%
Net unrealized gain (loss) on short futures contracts	7,184,275	4.03%
Net unrealized gain (loss) on open futures contracts	$2,069,345	1.15%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(15,704,695)	(8.82)%
Various short forward currency contracts	22,023,342	12.37%
Net unrealized gain (loss) on open forward currency contracts	$6,318,647	3.55%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Buy protection (net cost $44,199) (3)	$(58,518)	(0.03)%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Pay fixed (net proceeds $468,616) (4)	$(36,376)	(0.02)%

(3)
Includes $60,630 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $38,360 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Equity in futures brokers trading accounts
Cash	$17,866,685	$14,702,234
Restricted cash	0	542,373
Fixed income securities (cost $16,761,026 and $13,433,291, respectively)	16,767,752	13,432,392
Net unrealized gain (loss) on open futures contracts	2,069,345	194,001
Total equity in futures brokers trading accounts	36,703,782	28,871,000

Cash and cash equivalents	603,411	477,204
Cash at interbank market maker	7,862,770	5,720,106
Restricted cash at interbank market makers	2,953,843	11,728,326
Short term investments (cost $33,609 and $5,214,406, respectively)	33,609	5,214,406
Cash at swaps broker	4,966,224	4,268,767
Restricted cash at swaps broker	2,071,641	440,326
Fixed income securities (cost $119,350,698 and $76,633,278, respectively)	118,612,923	76,600,260
Credit default index swaps	2,112	8,749
Due from swaps broker	11,774	28,825
Net unrealized gain on open forward currency contracts	6,318,647	0
Interest receivable	283,608	79,494
Total assets	$180,424,344	$133,437,463

LIABILITIES
Accounts payable	$106,278	$117,350
Brokerage fee payable	1,051,169	772,725
Net unrealized loss on open forward currency contracts	0	794,549
Interest rate swaps	74,736	0
Accrued commissions and other trading fees on open contracts	14,063	16,851
Offering costs payable	28,746	41,532
Redemptions payable	1,162,991	975,086
Total liabilities	2,437,983	2,718,093
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at September 30, 2022 and December 31, 2021	0	0
Limited Partners - 51,337.594 and 55,906.286 redeemable units outstanding at September 30, 2022 and December 31, 2021	177,986,361	130,719,370
Total partners’ capital (Net Asset Value)	177,986,361	130,719,370
Total liabilities and partners’ capital (Net Asset Value)	$180,424,344	$133,437,463

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$4,779,742	$2,163,490	$36,584,227	$23,052,906
Change in unrealized	1,914,037	(2,117,326)	1,875,344	(6,470,165)
Brokerage commissions	(142,358)	(287,104)	(425,570)	(855,373)
Net gain (loss) from futures trading	6,551,421	(240,940)	38,034,001	15,727,368

Forward currency trading gains (losses)
Realized	7,975,523	(3,908,213)	22,570,322	5,664,738
Change in unrealized	1,723,045	3,386,296	7,113,196	833,980
Brokerage commissions	(29,028)	(52,899)	(77,349)	(124,595)
Net gain (loss) from forward currency trading	9,669,540	(574,816)	29,606,169	6,374,123

Swap trading gains (losses)
Realized	706,189	345,151	1,392,044	(1,400,319)
Change in unrealized	201,723	168,685	405,101	(339,513)
Net gain (loss) from swap trading	907,912	513,836	1,797,145	(1,739,832)
Total net trading gain (loss)	17,128,873	(301,920)	69,437,315	20,361,659

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	903,538	90,257	1,372,298	321,078
Realized gain (loss) on fixed income securities	(5,911)	(25,243)	(19,371)	(42,031)
Change in unrealized gain (loss) on fixed income securities	(135,047)	(9,154)	(697,132)	(120,522)
Total investment income (loss)	762,580	55,860	655,795	158,525

Expenses
Brokerage fee	3,018,666	2,458,876	8,460,642	7,338,172
Operating expenses	153,189	144,367	418,860	400,949
Total expenses	3,171,855	2,603,243	8,879,502	7,739,121
Net investment income (loss)	(2,409,275)	(2,547,383)	(8,223,707)	(7,580,596)
NET INCOME (LOSS)	$14,719,598	$(2,849,303)	$61,213,608	$12,781,063

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$281.87	$(48.30)	$1,136.64	$211.08

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$283.52	$(51.15)	$1,128.79	$201.34

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	52,220.480	58,991.393	53,855.007	60,549.959

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$61,213,608	$12,781,063
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(8,696,509)	6,096,220
(Increase) decrease in interest receivable	(204,114)	(1,885)
(Increase) decrease in due from swaps broker	17,051	(4,948)
Increase (decrease) in payable for securities purchased	0	465,081
Increase (decrease) in accounts payable and accrued expenses	264,584	(36,741)
Net purchases from swap broker	486,484	(447,502)
Purchases of investments	(1,212,246,328)	(1,039,132,017)
Sales/maturities of investments	1,171,381,960	1,040,731,563
Net cash from (for) operating activities	12,216,736	20,450,834

Cash flows from (for) financing activities
Redemption of units	(13,371,637)	(13,156,179)
Offering costs paid	(399,861)	(453,478)
Net cash from (for) financing activities	(13,771,498)	(13,609,657)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,554,762)	6,841,177

Cash, cash equivalents and restricted cash at beginning of period	37,879,336	31,258,386

Cash, cash equivalents and restricted cash at end of period	$36,324,574	$38,099,563

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$17,866,685	$14,702,234
Restricted cash	0	542,373
Cash and cash equivalents	603,411	477,204
Cash at interbank market maker	7,862,770	5,720,106
Restricted cash at interbank market makers	2,953,843	11,728,326
Cash at swaps broker	4,966,224	4,268,767
Restricted cash at swaps broker	2,071,641	440,326
Total cash, cash equivalents and restricted cash at end of period	$36,324,574	$37,879,336

See Accompanying Notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2022

Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370
Net income (loss) for the three months ended March 31, 2022		0		25,402,283		25,402,283
Redemptions	0.000	0	(1,498.700)	(3,898,869)	(1,498.700)	(3,898,869)
Offering costs		0		(170,076)		(170,076)
Balances at March 31, 2022	0.000	$0	54,407.590	$152,052,708	54,407.590	$152,052,708

Net income (loss) for the three months ended June 30, 2022		0		21,091,727		21,091,727
Redemptions	0.000	0	(1,517.000)	(4,643,358)	(1,517.000)	(4,643,358)
Offering costs		0		(124,923)		(124,923)
Balances at June 30, 2022	0.000	$0	52,890.590	$168,376,154	52,890.590	$168,376,154

Net income (loss) for the three months ended September 30, 2022		0		14,719,598		14,719,598
Redemptions	0.000	0	(1,553.000)	(5,017,315)	(1,553.000)	(5,017,315)
Offering costs		0		(92,076)		(92,076)
Balances at September 30, 2022	0.000	$0	51,337.594	$177,986,361	51,337.594	$177,986,361

Nine Months Ended September 30, 2021

Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973
Net income (loss) for the three months ended March 31, 2021		0		7,346,550		$7,346,550
Redemptions	0.000	0	(2,389.510)	(5,110,068)	(2,389.510)	(5,110,068)
Offering costs		0		(156,766)		(156,766)
Balances at March 31, 2021	0.000	$0	60,760.146	$137,224,689	60,760.146	$137,224,689

Net income (loss) for the three months ended June 30, 2021		0		8,283,816		8,283,816
Redemptions	0.000	0	(1,175.660)	(2,798,099)	(1,175.660)	(2,798,099)
Offering costs		0		(150,734)		(150,734)
Balances at June 30, 2021	0.000	$0	59,584.483	$142,559,672	59,584.483	$142,559,672

Net income (loss) for the three months ended September 30, 2021		0		(2,849,303)		(2,849,303)
Redemptions	0.000	0	(1,784.870)	(4,230,482)	(1,784.870)	(4,230,482)
Offering costs		0		(147,110)		(147,110)
Balances at September 30, 2021	0.000	$0	57,799.609	$135,332,777	57,799.609	$135,332,777

Net Asset Value per General and Limited Partner Unit

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$3,466.98	$3,183.46	$2,794.70	$2,338.19

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$2,341.41	$2,392.56	$2,258.47	$2,140.07

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,183.46	$2,392.56	$2,338.19	$2,140.07

Income (loss) from operations:
Total net trading gains (losses) (1)	331.42	(5.48)	1,288.68	334.05
Net investment income (loss) (1)	(46.14)	(43.18)	(152.70)	(125.20)
Total net income (loss) from operations	285.28	(48.66)	1,135.98	208.85
Offering costs (1)	(1.76)	(2.49)	(7.19)	(7.51)
Net asset value per unit at end of period	$3,466.98	$2,341.41	$3,466.98	$2,341.41
Total Return (4)	8.91%	(2.14)%	48.28%	9.41%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.48%	7.44%	7.59%	7.51%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.48%	7.44%	7.59%	7.51%
Net investment income (loss) (2) (3)	(5.68)%	(7.28)%	(7.03)%	(7.35)%

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
SEPTEMBER 30, 2022 (Unaudited)

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
SEPTEMBER 30, 2022 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2022 and December 31, 2021, and for the periods ended September 30, 2022 and 2021, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair Value at September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$33,609	$0	$0	$33,609
Fixed income securities	0	135,380,675	0	135,380,675

Other Financial Instruments
Exchange-traded futures contracts	2,069,345	0	0	2,069,345
Forward currency contracts	0	6,318,647	0	6,318,647
Credit default index swap contracts	0	(58,518)	0	(58,518)
Interest rate swap contracts	0	(36,376)	0	(36,376)
Total	$2,102,954	$141,604,428	$0	$143,707,382

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,214,406	$0	$0	$5,214,406
Fixed income securities	0	90,032,652	0	90,032,652

Other Financial Instruments
Exchange-traded futures contracts	194,001	0	0	194,001
Forward currency contracts	0	(794,549)	0	(794,549)
Credit default index swap contracts	0	1,432,745	0	1,432,745
Total	$5,408,407	$90,670,848	$0	$96,079,255

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2022 and December 31, 2021, the Fund has the potential remaining reimbursement amount of approximately $33.1 million and $33.5 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $28,746 and $41,532, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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

I.  Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, nine-month and one-year LIBOR and IBOR tenors after June 2023. As such, management has completed the transition of the affected rates and evaluated any future impact to be immaterial to the Fund.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

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
SEPTEMBER 30, 2022 (Unaudited)

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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”) and UBS AG (“UBS”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest and UBS which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest and UBS were considered investment grade as of September 30, 2022 and December 31, 2021. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest and UBS. The Fund typically earns interest income on its assets deposited with NatWest and UBS.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2022 and 2021.

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
SEPTEMBER 30, 2022 (Unaudited)

Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund buys credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts purchased by the Fund by their maturity for contracts which are outstanding at September 30, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout. At September 30, 2022, the carrying value of such credit derivative contracts purchased was $58,518. At December 31, 2021, the carrying value of such credit derivative contracts sold was $1,432,745.

	September 30, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: December 2027	Maturity Date: December 2026
Investment grade	$1,645,250	$19,078,137
Non-investment grade	844,490	16,769,930
Total	$2,489,740	$35,848,067

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2022 and December 31, 2021 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2022 Fair Value	Liability Derivatives at September 30, 2022 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$298,254	$(2,111,009)	$(1,812,755)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	339,523	(164,814)	174,709
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,878,410	(3,878,253)	157
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,950,933	(113,940)	1,836,993
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,490,387	(34,783)	1,455,604
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	657,440	(242,803)	414,637
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	24,369,684	(18,051,037)	6,318,647
Credit Default Index Swap Contracts**	Credit default index swaps	0	(58,518)	(58,518)
Interest Rate Swap Contracts**	Interest rate swaps	943,438	(979,814)	(36,376)
Total		$33,928,069	$(25,634,971)	$8,293,098

*	Derivatives not designated as hedging instruments under ASC 815
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2022 and 2021 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2022	Trading Gains (Losses) for the Three Months Ended September 30, 2021
Agriculture Contracts	$(711,523)	$(1,014,661)
Energy Contracts	(2,403,337)	1,433,207
Metal Contracts	1,152,211	178,310
Stock Indices Contracts	1,926,144	362,692
Short-Term Interest Rate Contracts	4,771,243	3,917
Long-Term Interest Rate Contracts	1,959,041	(917,301)
Forward Currency Contracts	9,698,568	(521,917)
Credit Default Index Swap Contracts	(190,696)	849
Interest Rate Swap Contracts	1,098,608	512,987
Total	$17,300,259	$38,083

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2022	Trading Gains (Losses) for the Nine Months Ended September 30, 2021
Agriculture Contracts	$2,833,045	$5,865,512
Energy Contracts	7,541,792	8,263,428
Metal Contracts	3,539,853	1,272,095
Stock Indices Contracts	3,597,137	9,582,779
Short-Term Interest Rate Contracts	6,671,292	(1,731,083)
Long-Term Interest Rate Contracts	14,276,452	(6,669,990)
Forward Currency Contracts	29,683,518	6,498,718
Credit Default Index Swap Contracts	(1,926,863)	476,453
Interest Rate Swap Contracts	3,724,008	(2,216,285)
Total	$69,940,234	$21,341,627

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2022	Trading Gains (Losses) for the Three Months Ended September 30, 2021
Futures trading gains (losses):
Realized**	$4,779,742	$2,163,490
Change in unrealized	1,914,037	(2,117,326)
Forward currency trading gains (losses):
Realized**	7,975,523	(3,908,213)
Change in unrealized	1,723,045	3,386,296
Swap trading gains (losses):
Realized	706,189	345,151
Change in unrealized	201,723	168,685
Total	$17,300,259	$38,083

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2022	Trading Gains (Losses) for the Nine Months Ended September 30, 2021
Futures trading gains (losses):
Realized***	$36,584,227	$23,052,906
Change in unrealized	1,875,344	(6,470,165)
Forward currency trading gains (losses):
Realized***	22,570,322	5,664,738
Change in unrealized	7,113,196	833,980
Swap trading gains (losses):
Realized	1,392,044	(1,400,319)
Change in unrealized	405,101	(339,513)
Total	$69,940,234	$21,341,627

**
For the three months ended September 30, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(73,875) and $56,965, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(1,388,963) and $314,802, respectively.

***
For the nine months ended September 30, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $3,343 and $65,469, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(324,827) and $(178,677), respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

For the three months ended September 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 13,200 and 27,900, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,298,500,000 and $3,727,700,000, respectively, and the monthly average of notional value of forward currency contracts was $3,461,000,000 and $1,878,800,000, respectively.

For the nine months ended September 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 13,000 and 27,500, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $857,400,000 and $2,936,200,000, respectively, and the monthly average of notional value of forward currency contracts was $2,010,200,000 and $1,571,900,000, respectively.

Open contracts generally mature within three months; as of September 30, 2022, the latest maturity date for open futures contracts is December 2023 and the latest maturity date for open forward currency contracts is December 2022. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2027.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2022 and December 31, 2021 was $16,767,752 and $13,432,392, respectively, which equals approximately 9% and 10% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at September 30, 2022 and December 31, 2021 was restricted cash for margin requirements of $5,025,484 and $12,711,025, respectively, which equals approximately 3% and 10% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at September 30, 2022 and December 31, 2021.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$8,614,947	$(6,545,602)	$2,069,345
Forward currency contracts	NatWest Markets Plc	24,369,684	(18,051,037)	6,318,647
Centrally cleared swap contracts*	Centrally Cleared	943,438	(943,438)	0
Total derivatives		$33,928,069	$(25,540,077)	$8,387,992

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$2,069,345	$0	$0	$2,069,345
NatWest Markets Plc	6,318,647	0	0	6,318,647
Centrally Cleared	0	0	0	0
Total	$8,387,992	$0	$0	$8,387,992

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$6,545,602	$(6,545,602)	$0
Forward currency contracts	NatWest Markets Plc	18,051,037	(18,051,037)	0
Centrally cleared swap contracts	Centrally Cleared	1,038,332	(943,438)	94,894
Total derivatives		$25,634,971	$(25,540,077)	$94,894

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2022
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	94,894	0	(94,894)	0
Total	$94,894	$0	$(94,894)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,632,928	$(5,438,927)	$194,001
Forward currency contracts	NatWest Markets Plc	6,779,979	(6,779,979)	0
Centrally cleared swap contracts*	Centrally Cleared	1,649,303	(216,558)	1,432,745
Total derivatives		$14,062,210	$(12,435,464)	$1,626,746

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022 (Unaudited)

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
SEPTEMBER 30, 2022 (Unaudited)

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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2022 and December 31, 2021, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2022 and 2021, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2022 and December 31, 2021, the results of operations and financial highlights for the three months and nine months ended September 30, 2022 and 2021, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2022 and 2021.

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

Results of Operations

The returns for the nine months ended September 30, 2022 and 2021 were 48.28% and 9.41%, respectively. During the nine months ended September 30, 2022 and 2021, the Fund accrued brokerage fees in the amount of $8,460,642 and $7,338,172, respectively, and paid brokerage fees in the amount of $8,182,198 and $7,343,040, respectively. No performance fees were accrued or paid during these periods.

2022 (For the Nine Months Ended September 30)

Of the 48.28% year to date return, approximately 54.13% was due to trading gains (before commissions), approximately 0.42% due to investment income and approximately (6.27)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 54.13% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	1.10%
Commodities	12.26%
Foreign Exchange	22.47%
Interest Rates	15.89%
Equity Indices	2.41%
54.13%

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

The Fund produced a gain during April. Profits came from foreign exchange, interest rate, and commodity holdings, while credit positions and stock index trading had little P&L impact. Foreign exchange trading produced the largest Fund returns in April. Long US dollar exposure proved profitable as the greenback saw a sharp rally over the month. The USD gained on the increasingly aggressive US monetary policy and the significant rise in longer dated interest rate yields. The greenback also benefited from global growth concerns as Europe continues to struggle with the fallout from Russia’s invasion of Ukraine, and China enacted lockdowns in a bid to curtail the spread of the latest Covid-19 variant. Interest rate positions produced additional profits during April, with gains concentrated in long-dated instruments. Short positioning on US Treasuries produced the greatest profits for the sector as the Fed prepares the double act of rate hikes with quantitative tightening. The prospect of tighter monetary policy coupled with concerns over surging inflation around the world sent bond prices lower and real yields higher.

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

The Fund produced a loss in July. Losses came from interest rate and foreign exchange (FX) holdings, while commodity positions produced some partially offsetting gains. The stock and credit sectors had little P&L impact. Interest rate positions produced the largest losses for the Fund with declines most notable in long-dated instruments. Bonds rallied (yields fell) amid ongoing fears that tightening monetary policy will drag leading economies into recession. Net short positioning on US Treasuries produced losses as prices jumped after two consecutive quarters of negative GDP confirmed the US economy is in technical recession. Despite a surprise full percentage point rate hike from the Bank of Canada, short positioning in Canada 10-year bonds added to losses after a softer inflation print blunted the case for another 100bps hike, which sent bond prices higher. Foreign exchange trading produced additional losses for the Fund. A short position on the Japanese yen was a detractor for the Fund as the JPY experienced strong gains versus the dollar following the weaker US data and the prospects of a less aggressive Fed. Partially offsetting gains were experienced in the euro as EURUSD reached parity for the first time since 2002 on back of the energy crisis in Europe and a series of poor European data. Commodity trading generated profits for the Fund during the month. Short wheat positioning provided the best sub-sector gains as the grain traded lower on strong US crop expectations, which could help relieve global supply shortfalls caused by turmoil in the Black Sea region. A short sugar position also produced gains as prices fell amid lingering global demand uncertainty and healthy supply expectations from Brazil. Global stock index trading had little P&L impact as gains made on European and Asian stock holdings were overwhelmed by losses sustained from the North American region. Stock indices advanced in July as easing rate rise expectations and generally strong big tech earnings sparked a broad-based rally.

The Fund produced a gain in August. Profits came from interest rate and foreign exchange (FX) holdings, while commodities and credit index positions produced some partially offsetting losses during the month. The stock index sector had little P&L impact. Interest rate positions produced the largest gains for the Fund in August. Bond yields surged (prices fell) as hawkish commentary from policymakers heightened fears of aggressive monetary policy action aimed at curtailing inflation, despite the risk of dragging economies into recession. Short positioning on Canadian bonds, US Treasuries, and UK gilts led gains. Canadian bonds fell after core inflation rose to a record 5.3% while US Treasury prices declined after a chorus of Fed officials reiterated their resolve to keep hiking rates and to maintain a restrictive stance “for some time.” Foreign exchange trading produced additional gains. August saw a steady rally in the greenback throughout the month and the Fund’s long US dollar positions benefited, especially against the developed market currencies. A short position on the Japanese yen was the largest FX contributor as a hawkish approach from the Fed, coupled with the continued easing policy from the Bank of Japan, caused the yen to resume its weakening trend versus the USD. Commodity holdings produced some offsetting losses for the Fund. Long energy positions generated the largest sector losses as energy markets came under pressure on global recession worries. Short precious metal positioning created some of the best offsetting profits within the commodities sector as a continually hawkish Fed, the stronger US dollar, and rising Treasury yields weighed on metal prices.

Credit trading was unprofitable as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment. Stock index trading had little P&L impact as gains made on North American stock index holdings were overwhelmed by losses sustained from the Asian region; European positions had a negligible impact. The global equities markets sold-off in the latter half of the month on expectations of tighter global monetary policy conditions.

The Fund produced a gain in September.  Profits came from foreign exchange (FX), interest rate, and stock holdings, while commodities and credit index positions produced some partially offsetting losses during the month. FX positions produced the largest gains for the Fund in September.  The US dollar experienced a sharp rally during the month and the Fund’s long USD positions benefited, especially against shorts in the developed market currencies.  The narrative in FX was dominated by the US Federal Reserve hiking rates and the greenback serving as a high yielding safe-haven asset.  The largest gains came from shorts on the Norwegian krone (versus long USD), which weakened amid the worsening European oil and gas crisis. Interest rate positions generated additional profits.  Aggressive monetary policy around the globe, elevated inflation, and the European energy crisis pressured bond prices and produced gains for short positioning on fixed income instruments.  Partially offsetting losses came from long Gilt positioning.  UK yields surged (prices fell) after British policy makers announced sweeping tax reform and the market braced for an onslaught of bond supply and aggressive rate hikes. Short stock index positioning also produced gains for the Fund during the month. Investors shed risk assets, sending benchmarks lower across the globe, amid the tightening of financial conditions driven by unrelenting global rate hikes aimed at containing inflation. Commodity holdings detracted from the Fund during September. Some long positioning, namely in cotton, energies, and industrial metals, produced losses as commodities generally underperformed on back of the weakening demand outlook, heightened global recession fears, and the rapidly strengthening US dollar.  Wheat prices were an exception and rose during the month as supply worries amid war risks outweighed the stronger dollar, and hurt our short positioning. Credit trading was unprofitable as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2022 and December 31, 2021 and the trading gains/losses by market category for the nine months ended September 30, 2022 and the year ended December 31, 2021.

	September 30, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.04%	1.10%
Commodities	0.57%	12.26%
Foreign Exchange	1.00%	22.47%
Interest Rates	0.65%	15.89%
Equity Indices	0.37%	2.41%
Aggregate/Total	1.68%	54.13%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 48.28% year to date return, approximately 54.13% was due to trading gains (before commissions), approximately 0.42% due to investment income and approximately (6.27)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2022, by market sector.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2022.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of September 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2022 and 2021, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2022 and 2021, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of September 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2022 and 2021, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2022 and 2021, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 14, 2022	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer