Form 10-K
period 2022-12-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2023-03-24
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

The Registrant has no voting stock. As of February 28, 2023, there were 49,158.948 Units of General and Limited Partnership Interest issued and outstanding.

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

Investors who do not redeem prior to December 31, 2023 should expect to receive a distribution of the proportionate share of the Fund’s net asset value as promptly as reasonably practicable after December 31, 2023, but in no event later than January 31, 2024, with a true-up distribution, if any, to follow after completion of the Fund’s final audit.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2022 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	3-Month SOFR	CAC 40 Stock Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Canola	3MTH SONIA	DAX Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
China Iron Ore 62%	Australian 90-Day Bill	DJ Euro Stoxx 50	British Pound (2)	CDX Investment Grade North American Index	Hungarian Forint
Cocoa	Australian 3-Year Bond	DJ Index	Canadian Dollar (2)	iTraxx Crossover Europe Index	Mexican Peso
Coffee	Australian 10-Year Bond	E-Mini S&P 500 ESG	Chilean Peso (3)	iTraxx Investment Grade Europe Index	New Zealand Dollar
Copper	Canadian 10-Year Bond	FTSE 100 Index	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Norwegian Krone
Corn	Canadian 90-Day Bill	FTSE China A50	Colombian Peso		Polish Zloty
Cotton	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Czech Koruna		Singapore Dollar
Crude Oil	Euro-BUND	FTSE MIB Index	Euro (2)		South African Rand
ECX Emissions Allowance	Euro-BOBL	FTSE Taiwan Index	Hungarian Forint		Swedish Krona
Gold	Euro-Buxl 30-Year Bond	Hang Seng China Enterprises Index	Indian Rupee (3)		Swiss Franc
Heating Oil	Euro-OAT French 10-Year Bond	Hang Seng Index	Indonesian Rupiah
High Grade Copper	Euro-Schatz	IBEX35 Stock Index	Japanese Yen (2)
KC Hard Red-Winter Wheat	Euribor	Mini MSCI Emerging Markets	Mexican Peso
Live Cattle	Japanese 10-Year Bond	Mini MSCI EAFE Index	New Zealand Dollar
London Brent Crude	Long Gilt	MSCI Singapore	Norwegian Krone
London Gas Oil	Treasury Notes/2-Year	NASDAQ 100 Index	Philippine Peso (3)
NY Gasoline RBOB	Treasury Notes/5-Year	Nikkei	Polish Zloty
Natural Gas	Treasury Notes/10-Year	OMX Stock Index	Singapore Dollar
Palladium	Treasury Notes/30-Year	Russell 2000 Index	South African Rand
Platinum	Treasury Ultra Long Bond	S&P 400 Index	South Korean Won (3)
Silver	Euro-Bono Spanish Gov. Bond	S&P 500 Index	Swedish Krona
Soybean Meal	Short Term Euro-BTP	STOXX Europe 600 ESG	Swiss Franc (2)
Soybean Oil		S&P Canada 60 Index	Taiwan Dollar (3)
Soybeans		SPI 200 Index
Sugar #11 (World)		SGX CNX Nifty
Wheat		TOPIX
Zinc

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

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

Currency/Cross Rates Trading

The Fund may trade currencies through cross rates trading, which is the off-exchange trading of the exchange rate between two retail currency pairs. This may include cross rates trading of the exchange rate between two currency pairs other than the U.S. Dollar. The risk of loss in cross rates trading can be substantial. Investors should be aware that cross rates transactions are not traded on an exchange, and those funds deposited with the counterparty for Forex transactions may not receive the same protections as funds used to margin or guarantee exchange-traded futures contracts.

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

Interest Rate Swaps

An interest rate swap is an agreement between two parties to exchange one stream of interest payments for another over a set period of time.  Although there are a number of types of interest rate swaps, the most commonly traded and most liquid interest rate swaps, “plain vanilla swaps,” which exchange fixed-rate payments for floating-rate payments based on an established reference rate, usually set daily.

Interest-rate swaps involve two primary risks: interest rate risk and credit risk/counterparty risk.  Because actual interest rate movements do not always match expectations, interest rate swaps entail interest-rate risk.  For example, in a plain vanilla swap, the receiver (the counterparty receiving a fixed-rate payment stream) profits if interest rates fall and loses if interest rates rise.  Conversely, the payer (the counterparty paying a fixed-rate payment stream) profits if rates rise and loses if rates fall.  Interest rate swaps are also subject to the counterparty’s credit risk; that is, the chance that the other party to the contract will default on its obligations.  This risk has been partially mitigated by CFTC mandated, central counterparty, clearing for a significant number of interest rate swaps. However, the risk is still higher than that of investing in a “risk-free” U.S. Treasury bond.

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

OTC derivatives dealers are now required to register with the CFTC as swap dealers and, since late 2021, many have been required to register with the SEC as security-based swap dealers. Registered dealers are (or will be) subject to various regulatory requirements, including capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements have and will continue to increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants including the Fund. The full impact of Dodd-Frank on the Fund remains uncertain, as well as the impact of additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

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

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Second Amended and Restated Agreement of Limited Partnership. As of December 31, 2022, there were 2,240 Limited Partners in the Registrant and 49,498.151 Units of General and Limited Partnership Interest outstanding.

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

Results of Operations

The returns for the years ended December 31, 2022, 2021, and 2020 were 41.83%, 9.26%, and (2.40)%, respectively. During the years ended December 31, 2022, 2021 and 2020, the Fund accrued brokerage fees in the amounts of $11,523,617, $9,692,040, and $10,734,556, respectively, and paid brokerage fees in the amounts of $11,325,135, $9,728,280, and $10,897,723, respectively. No performance fees were accrued or paid during the years ended December 31, 2022, 2021 and 2020.

2022 (For the Year Ended December 31)

Of the 41.83% year to date return, approximately 48.72% was due to trading gains (before commissions) and approximately 1.42% due to investment income, offset by approximately (8.31)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 48.72% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	1.52%
Commodities	9.43%
Foreign Exchange	20.25%
Interest Rates	16.46%
Equity Indices	1.06%
48.72%

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

The Fund produced a gain in October. Profits came from interest rate, commodity, and credit holdings, while stock and foreign exchange (FX) positions produced some partially offsetting losses during the month. Interest rate positions, in both listed and interest rate swap products, generated profits in October. With a few notable exceptions, bond prices broadly fell (yields rose) after inflation releases around the globe continued to exceed forecasts. Short positioning on 5yr and 10yr Treasuries profited after a hotter-than-expected CPI print. While US yields pushed above 4% across the curve early in the month, in the latter half of October yields fell from their multi-year highs on hopes of a slowdown in rate hikes. Elsewhere, UK Gilts experienced a volatile month due to political turmoil though Gilts ultimately ended October higher to the benefit of long positioning. Commodity trading provided additional profits for the Fund with energies being the best performing commodity sub-sector in October. Long positioning across the complex benefitted as energy markets were boosted at the start of month after OPEC+ opted to lower their output targets. Fund gains were maintained with prices rallying into month-end as US fuel stockpiles dropped and exports rose to a record, which signaled strong demand despite some recent bearish economic indicators. Grain holdings provided additional gains for the Fund during the month. In credit trading, short protection positions also generated gains as US and European credit spreads widened sharply alongside the broader rally in risky assets. Stock indices detracted from P&L in October with losses stemming from European and US positions. Global stock markets rebounded in October on hopes that the Fed may soon ‘pivot’ from its series of aggressive rate hikes to fight high inflation. FX positions also had a negative impact on the Fund during the month. The Fund’s largest losses came in the Norwegian krone (versus long USD), which experienced a significant price correction during October after its sell-off for most of 2022. In the Emerging Market currencies, the continuation of trends like the weakness in the Hungarian forint helped drive some offsetting gains.

The Fund realized a loss in November. Losses came from foreign exchange (FX), interest rate, and commodity holdings, while stock and credit positions produced some partially offsetting gains during the month. Foreign exchange trading generated the largest losses for the Fund. The US dollar experienced a sharp sell-off and the Fund’s long USD positions suffered, most notably against short positions in the developed market currencies. Lower-than-expected US CPI at the start of November caused a downshift in Fed hike expectations, taking the wind out of recent USD strength. Furthermore, risk assets outside of the United States outperformed which added to the weakness in the greenback. Interest rate positions contributed to Fund losses as global bond prices ended the month higher (yields lower). Short German bund positioning suffered after Eurozone inflation showed signs of stabilizing, with the market paring back European Central Bank tightening bets. Partially offsetting gains came from long Australian 10 yr bond holdings. Aussie yields fell after the Reserve Bank of Australia raised their cash target rate less than analysts expected, despite the committee raising inflation forecasts. Commodities also detracted from the Fund during November. Long positioning on the petroleum complex suffered as China’s commitment to zero-COVID continued to derail a global demand recovery and stressed an already volatile sector. In precious metals, short gold positioning generated some losses as bullion prices rose on signs the Federal Reserve is preparing to slow the pace of interest rate hikes. Net long positioning in stock index futures generated some partially offsetting gains in November as the softer US CPI report propelled equity prices higher across the globe. Support for the surge in risk assets was bolstered by a dovish tilt from some ECB and Fed members who reiterated the need to slow the pace of rate hikes soon citing concerns around risks to growth and the lagged effects of policy. In credit trading, short protection positions also generated gains as US and European credit spreads widened sharply alongside the broader rally in risk assets.

The Fund produced a loss during December. Losses came from stock index, commodity, foreign exchange, and credit index holdings, while interest rate positions contributed partially offsetting gains. Global stock index trading was the biggest drag on the Fund during the month. Net-long positioning for the first-half of the month generated losses on recession fears, rate hikes, and the higher-for-longer stance from many Central Banks. Furthermore, equity sentiment dampened amid a gloomier outlook for corporate earnings in 2023. Commodities also detracted from the Fund in December. Energies were the worst performing commodity sub-sector as net-long positioning suffered with energy markets trading lower on economic slowdown concerns as Central Banks continue to tighten policy in order to fight inflation. Additionally, while China relaxed its zero-Covid measures during the month, a recent surge in Covid cases dimmed hopes of an immediate demand boost. A long soybean oil position generated additional losses for the Fund as prices tumbled early in the month after the EPA surprised markets with a smaller-than-expected proposed Renewable Fuels Standard. Foreign exchange trading produced additional Fund losses. The US dollar experienced a sell-off in December and the Fund’s long USD positions suffered, most notably against short holdings in the developed market currencies. A hawkish approach from the European Central Bank, and a potential regime shift in Japan away from Governor Kuroda’s commitment to ultra-loose policy, caused broad-based strengthening in the major currencies relative to the greenback. Interest rate positions provided partially offsetting gains. Global bond prices ended the month lower (yields higher) as persistently high inflation kept pressure on Central Banks to continue tightening policy. Short positioning across the US Treasury curve benefited after the Fed delivered a hawkish tilt by upwardly revising its peak rate. Similarly, short German bond positioning profited in the wake of hawkish ECB comments coupled with a 50bps hike. In credit trading, short protection positions detracted as US and European credit spreads widened alongside the weakness in risk assets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2022, 2021 and 2020 and the trading gains/losses by market category for the years then ended.
	December 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.09%	1.52%
Commodities	0.54%	9.43%
Foreign Exchange	1.15%	20.25%
Interest Rates	0.98%	16.46%
Equity Indices	0.53%	1.06%
Aggregate/Total	1.66%	48.72%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 41.83% year to date return, approximately 48.72% was due to trading gains (before commissions) and approximately 1.42% due to investment income, offset by approximately (8.31)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2022, by market sector.

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

The following were the non-trading risk exposures of the Fund as of December 31, 2022.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Fund’s internal control over financial reporting was effective.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2022, there are no beneficial owners of the Limited Partnership.

(b)
Security Ownership of Management. As of December 31, 2022, Campbell & Company owned 0.000 Units of General Partnership Interest having a value of $0. Units of General Partnership will only be owned by Campbell & Company in its capacity as general partner. The amounts are summarized in the table below:

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

The principal accountant for the years ended December 31, 2022 and 2021 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the years ended December 31, 2022 and 2021 were $119,325 and $123,375, respectively.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 50 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP (3)

10.02	Global Institutional Master Custody Agreement (1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2022 and 2021, (ii) Statements of Financial Condition as of December 31, 2022 and 2021, (iii) Statements of Operations For the Years Ended December 31, 2022, 2021 and 2020, (iv) Statements of Cash Flows For the Years Ended December 31, 2022, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2022, 2021 and 2020, (vi) Financial Highlights For the Years Ended December 31, 2022, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 on April 27, 2010.

(2)	Incorporated by reference to the respective exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on April 7, 2011.

(3)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on November 14, 2017.

(4)	Incorporated by reference to the respective exhibit to the Quarterly Report on Form 10-Q on May 15, 2014.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2022 and 2021, (ii) Statements of Financial Condition as of December 31, 2022 and 2021, (iii) Statements of Operations For the Years Ended December 31, 2022, 2021 and 2020, (iv) Statements of Cash Flows For the Years Ended December 31, 2022, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2022, 2021 and 2020, (vi) Financial Highlights For the Years Ended December 31, 2022, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2023.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

By:	CAMPBELL & COMPANY, LP General Partner

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, General Partner of the Registrant, indicated on March 24, 2023.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer
Kevin D. Cole

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ John R. Radle	Chief Operating Officer
John R. Radle

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.

ANNUAL REPORT
December 31, 2022

CAMPBELL STRATEGIC ALLOCATION FUND, L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Campbell Strategic Allocation Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Campbell Strategic Allocation Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
March 24, 2023

We have served as the Fund’s auditor since 2005.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,896,385	5.42%
	Equipment Loans	1,014,667	0.62%
	Total Asset Backed Securities (cost $10,001,258)	9,911,052	6.04%

	Bank Deposits
	United States
	Financials (cost $2,542,582)	2,531,201	1.54%

	Commercial Paper
	Ireland
	Financials (cost $1,004,402)	1,004,149	0.61%
	United States
	Communications	3,720,079	2.27%
	Consumer Discretionary	2,850,275	1.74%
	Consumer Staples	1,203,496	0.73%
	Financials	14,670,169	8.93%
	Industrials	5,309,319	3.23%
	Materials	1,179,213	0.72%
	Real Estate	2,402,248	1.46%
	Technology	6,148,913	3.75%
	Utilities	7,217,566	4.40%
	Total United States (cost $44,714,882)	44,701,278	27.23%
	Total Commercial Paper (cost $45,719,284)	$45,705,427	27.84%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,514,771)	$1,519,292	0.93%
	Canada
	Financials	6,363,970	3.88%
	Energy	787,932	0.48%
	Total Canada (cost $7,241,749)	7,151,902	4.36%
	Germany
	Consumer Discretionary	501,966	0.31%
	Industrials	772,352	0.47%
	Total Germany (cost $1,280,204)	1,274,318	0.78%
	Spain
	Financials (cost $999,999)	979,847	0.60%
	Switzerland
	Financials (cost $1,624,958)	1,553,116	0.95%
	United Kingdom
	Financials (cost $839,094)	820,564	0.50%
	United States
	Communications	88,707	0.05%
	Consumer Discretionary	3,030,661	1.85%
	Consumer Staples	507,408	0.31%
	Energy	2,683,592	1.63%
	Financials	9,039,581	5.51%
	Health Care	2,825,284	1.72%
	Industrials	3,558,616	2.17%
	Technology	1,616,391	0.98%
	Materials	2,001,082	1.22%
	Real Estate	898,776	0.55%
	Utilities	1,996,982	1.22%
	Total United States (cost $28,568,112)	28,247,080	17.21%
	Total Corporate Bonds (cost $42,068,887)	41,546,119	25.33%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$3,935,000	U.S. Treasury Bills Due 01/19/2023 (1)	3,928,669	2.39%
$6,300,000	U.S. Treasury Bills Due 02/09/2023 (1)	6,274,869	3.82%
$8,400,000	U.S. Treasury Bills Due 03/09/2023 (1)	8,335,648	5.08%
	Total Government and Agency Obligations (cost $18,535,963)	18,539,186	11.29%
	Total Fixed Income Securities (cost $118,867,974) (2)	$118,232,985	72.04%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $18,539,186 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,863,320)	$3,863,320	2.35%
Total Short Term Investments (cost $3,863,320)	$3,863,320	2.35%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(75,916)	(0.05)%
Energy	956,963	0.58%
Metals	1,097,625	0.67%
Stock indices	(1,130,118)	(0.69)%
Long-term interest rates	(1,920,597)	(1.17)%
Net unrealized gain (loss) on long futures contracts	(1,072,043)	(0.66)%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(674,635)	(0.41)%
Energy	(74,520)	(0.05)%
Metals	(396,908)	(0.24)%
Stock indices	375,315	0.23%
Short-term interest rates	644,312	0.39%
Long-term interest rates	2,157,133	1.31%
Net unrealized gain (loss) on short futures contracts	2,030,697	1.23%
Net unrealized gain (loss) on open futures contracts	$958,654	0.57%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$5,242,293	3.19%
Various short forward currency contracts	(4,550,859)	(2.77)%
Net unrealized gain (loss) on open forward currency contracts	$691,434	0.42%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net proceeds $96,224) (3)	$133,926	0.08%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $183,962) (4)	$1,151,025	0.70%

(3)
Includes $121,248 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $147,398 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2022 AND DECEMBER 31, 2021

	2022	2021
ASSETS
Equity in futures brokers trading accounts
Cash	$9,866,931	$14,702,234
Restricted cash	3,893,726	542,373
Fixed income securities (cost $18,535,963 and $13,433,291, respectively)	18,539,186	13,432,392
Net unrealized gain (loss) on open futures contracts	958,654	194,001
Total equity in futures brokers trading accounts	33,258,497	28,871,000

Cash and cash equivalents	661,440	477,204
Cash at interbank market maker	2,982,070	5,720,106
Restricted cash at interbank market makers	17,758,973	11,728,326
Short term investments (cost $3,863,320 and $5,214,406, respectively)	3,863,320	5,214,406
Cash at swaps broker	3,755,252	4,268,767
Restricted cash at swaps broker	2,601,614	440,326
Fixed income securities (cost $100,332,011 and $76,633,278, respectively)	99,693,799	76,600,260
Credit default index swaps	12,678	8,749
Interest rate swaps	1,003,627	0
Due from swaps broker	39,053	28,825
Net unrealized gain on open forward currency contracts	691,434	0
Interest receivable	378,790	79,494
Total assets	$166,700,547	$133,437,463

LIABILITIES
Accounts payable	$157,426	$117,350
Brokerage fee payable	971,207	772,725
Net unrealized loss on open forward currency contracts	0	794,549
Accrued commissions and other trading fees on open contracts	23,572	16,851
Offering costs payable	26,937	41,532
Redemptions payable	1,373,833	975,086
Total liabilities	2,552,975	2,718,093
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at December 31, 2022 and December 31, 2021	0	0
Limited Partners - 49,498.151 and 55,906.286 redeemable units outstanding at December 31, 2022 and December 31, 2021	164,147,572	130,719,370
Total partners’ capital (Net Asset Value)	164,147,572	130,719,370
Total liabilities and partners’ capital (Net Asset Value)	$166,700,547	$133,437,463

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$33,671,673	$18,018,731	$(9,019,999)
Change in unrealized	764,653	(4,567,053)	8,929,907
Brokerage commissions	(583,786)	(1,042,874)	(1,146,227)
Net gain (loss) from futures trading	33,852,540	12,408,804	(1,236,319)

Forward currency trading gains (losses)
Realized	25,778,313	12,674,696	4,508,540
Change in unrealized	1,485,983	(1,919,960)	2,547,769
Brokerage commissions	(99,786)	(150,268)	(109,678)
Net gain (loss) from forward currency trading	27,164,510	10,604,468	6,946,631

Swap trading gains (losses)
Realized	1,448,997	564,660	(346,544)
Change in unrealized	1,184,393	(717,170)	729,990
Net gain (loss) from swap trading	2,633,390	(152,510)	383,446
Total net trading gain (loss)	63,650,440	22,860,762	6,093,758

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,880,932	398,443	1,626,917
Realized gain (loss) on fixed income securities	(17,848)	(51,292)	37,441
Change in unrealized gain (loss) on fixed income securities	(601,072)	(231,945)	48,606
Total investment income (loss)	2,262,012	115,206	1,712,964

Expenses
Brokerage fee	11,523,617	9,692,040	10,734,556
Operating expenses	586,354	523,475	588,442
Total expenses	12,109,971	10,215,515	11,322,998
Net investment income (loss)	(9,847,959)	(10,100,309)	(9,610,034)
NET INCOME (LOSS)	$53,802,481	$12,760,453	$(3,516,276)

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the year)	$1,013.85	$213.89	$(49.86)

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$978.05	$198.12	$(52.66)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR	53,067.455	59,659.726	70,527.798

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$53,802,481	$12,760,453	$(3,516,276)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(2,833,957)	7,436,128	(12,256,272)
(Increase) decrease in interest receivable	(299,296)	30,195	0
(Increase) decrease in due from swaps broker	(10,228)	(6,394)	175,235
Increase (decrease) in payable for securities purchased	0	0	(22,431)
Increase (decrease) in accounts payable and accrued expenses	245,279	(78,017)	(299,538)
Net purchases from swap broker	176,844	(794,230)	451,758
Purchases of investments	(1,609,272,693)	(1,328,033,262)	(1,250,358,066)
Sales/maturities of investments	1,581,822,367	1,334,246,729	1,296,530,428
Net cash from (for) operating activities	23,630,797	25,561,602	30,704,838

Cash flows from (for) financing activities
Redemption of units	(19,491,370)	(18,351,382)	(23,615,096)
Offering costs paid	(498,757)	(589,270)	(701,781)
Net cash from (for) financing activities	(19,990,127)	(18,940,652)	(24,316,877)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,640,670	6,620,950	6,387,961
Cash, cash equivalents and restricted cash at beginning of year	37,879,336	31,258,386	24,870,425
Cash, cash equivalents and restricted cash at end of year	$41,520,006	$37,879,336	$31,258,386

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2022	2021	2020
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$9,866,931	$14,702,234	$7,921,729
Restricted cash	3,893,726	542,373	0
Cash and cash equivalents	661,440	477,204	530,925
Cash at interbank market maker	2,982,070	5,720,106	6,016,235
Restricted cash at interbank market makers	17,758,973	11,728,326	9,501,426
Cash at swaps broker	3,755,252	4,268,767	3,252,089
Restricted cash at swaps broker	2,601,614	440,326	4,035,982
Total cash, cash equivalents and restricted cash at end of year	$41,520,006	$37,879,336	$31,258,386

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2019	0.000	$0	74,725.829	$163,853,523	74,725.829	$163,853,523
Net income (loss)		0		(3,516,276)		(3,516,276)
Redemptions	0.000	0	(11,576.178)	(24,515,329)	(11,576.178)	(24,515,329)
Offering costs		0		(676,945)		(676,945)
Balances at December 31, 2020	0.000	$0	63,149.651	$135,144,973	63,149.651	$135,144,973

Net income (loss)		0		12,760,453		12,760,453
Redemptions	0.000	0	(7,243.365)	(16,600,731)	(7,243.365)	(16,600,731)
Offering costs		0		(585,325)		(585,325)
Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370

Net income (loss)		0		53,802,481		53,802,481
Redemptions	0.000	0	(6,408.135)	(19,890,117)	(6,408.135)	(19,890,117)
Offering costs		0		(484,162)		(484,162)
Balances at December 31, 2022	0.000	$0	49,498.151	$164,147,572	49,498.151	$164,147,572

Net Asset Value per General and Limited Partner Unit

December 31, 2022	December 31, 2021	December 31, 2020
$3,316.24	$2,338.19	$2,140.07

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements.

	2022	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,338.19	$2,140.07	$2,192.73

Income (loss) from operations:
Total net trading gains (losses) (1)	1,172.74	377.23	93.20
Net investment income (loss) (1)	(185.57)	(169.30)	(136.26)
Total net income (loss) from operations	987.17	207.93	(43.06)
Offering costs (1)	(9.12)	(9.81)	(9.60)
Net asset value per unit at end of year	$3,316.24	$2,338.19	$2,140.07
Total Return (3)	41.83%	9.26%	(2.40)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	7.58%	7.50%	7.48%
Performance fee	0.00%	0.00%	0.00%
Total expenses	7.58%	7.50%	7.48%
Net investment income (loss) (2)	(6.17)%	(7.41)%	(6.35)%

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
(3)
The Fund received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement  represented a realized gain and was recorded in the period received.  There was a 4.24% impact on the total return of the Fund.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The Fund intends to dissolve in accordance with terms defined in the Amended Agreement of Limited Partnership on December 31, 2023, and has prepared its financial statements on a going concern basis.

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
DECEMBER 31, 2022
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2022 and December 31, 2021, and for the years ended December 31, 2022 and 2021, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,863,320	$0	$0	$3,863,320
Fixed income securities	0	118,232,985	0	118,232,985

Other Financial Instruments
Exchange-traded futures contracts	958,654	0	0	958,654
Forward currency contracts	0	691,434	0	691,434
Credit default index swap contracts	0	133,926	0	133,926
Interest rate swap contracts	0	1,151,025	0	1,151,025
Total	$4,821,974	$120,209,370	$0	$125,031,344

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,214,406	$0	$0	$5,214,406
Fixed income securities	0	90,032,652	0	90,032,652

Other Financial Instruments
Exchange-traded futures contracts	194,001	0	0	194,001
Forward currency contracts	0	(794,549)	0	(794,549)
Credit default index swap contracts	0	1,432,745	0	1,432,745
Total	$5,408,407	$90,670,848	$0	$96,079,255

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Fund files federal and state tax returns. The 2019 through 2022 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of December 31, 2022 and December 31, 2021, the Fund has the potential remaining reimbursement amount of approximately $33.0 million and $33.5 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At December 31, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $26,937 and $41,532, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
DECEMBER 31, 2022
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 5.  DEPOSITS WITH FUTURES BROKER

The Fund deposits assets with Goldman, Sachs & Co. subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures broker. The Fund typically earns interest income on its assets deposited with the futures broker.

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKERS

The Fund’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2022 and December 31, 2021. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest. The Fund typically earns interest income on its assets deposited with NatWest.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the years ended December 31, 2022, 2021 and 2020.

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
DECEMBER 31, 2022
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts purchased by the Fund by their maturity for contracts which are outstanding at December 31, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout. At December 31, 2022 and December 31, 2021, the carrying value of such credit derivative contracts purchased was $133,926 and $1,432,745, respectively.

	December 31, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: December 2027	Maturity Date: December 2026
Investment grade	$25,780,818	$19,078,137
Non-investment grade	8,813,377	16,769,930
Total	$34,594,195	$35,848,067

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2022 and December 31, 2021 is as follows:

		Asset Derivatives at December 31, 2022	Liability Derivatives at December 31, 2022
Type of Instrument *	Statements of Financial Condition Location	Fair Value	Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$834,397	$(1,584,948)	$(750,551)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	979,387	(96,944)	882,443
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,320,449	(1,619,732)	700,717
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	648,552	(1,403,355)	(754,803)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	777,755	(133,443)	644,312
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,190,165	(1,953,629)	236,536
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,245,050	(7,553,616)	691,434
Credit Default Index Swap Contracts**	Credit default index swaps	178,418	(44,492)	133,926
Interest Rate Swap Contracts**	Interest rate swaps	1,745,960	(594,935)	1,151,025
Total		$17,920,133	$(14,985,094)	$2,935,039

*	Derivatives not designated as hedging instruments under ASC 815

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2022, 2021 and 2020 are as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2022	Trading Gains (Losses) for the Year Ended December 31, 2021	Trading Gains (Losses) for the Year Ended December 31, 2020
Agriculture Contracts	$1,773,074	$5,553,288	$2,391,314
Energy Contracts	5,955,897	8,811,408	1,795,460
Metal Contracts	2,407,340	621,679	11,664,172
Stock Indices Contracts	1,767,055	11,929,129	(22,372,778)
Short-Term Interest Rate Contracts	7,644,805	(4,164,683)	8,540,583
Long-Term Interest Rate Contracts	14,888,155	(9,299,143)	(2,108,843)
Forward Currency Contracts	27,264,296	10,754,736	7,056,309
Credit Default Index Swap Contracts	(1,177,990)	541,262	859,624
Interest Rate Swap Contracts	3,811,380	(693,772)	(476,178)
Total	$64,334,012	$24,053,904	$7,349,663

	Trading Gains (Losses) for the Year Ended	Trading Gains (Losses) for the Year Ended	Trading Gains (Losses) for the Year Ended
Line Item in the Statements of Operations	December 31, 2022	December 31, 2021	December 31, 2020
Futures trading gains (losses):
Realized**	$33,671,673	$18,018,731	$(9,019,999)
Change in unrealized	764,653	(4,567,053)	8,929,907
Forward currency trading gains (losses):
Realized**	25,778,313	12,674,696	4,508,540
Change in unrealized	1,485,983	(1,919,960)	2,547,769
Swap trading gains (losses):
Realized	1,448,997	564,660	(346,544)
Change in unrealized	1,184,393	(717,170)	729,990
Total	$64,334,012	$24,053,904	$7,349,663

**
For the years ended December 31, 2022, 2021 and 2020, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(18,091), $92,632 and $160,389, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $(354,244), $1,270,431 and $(295,489), respectively.

For the years ended December 31, 2022, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 13,000, 25,200 and 27,100, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $988,700,000, $2,672,900,000 and $1,419,750,000 respectively, and the monthly average of notional value of forward currency contracts was $1,200,100,000, $1,504,900,000 and $1,382,400,000,  respectively.

Open contracts generally mature within three months; as of December 31, 2022, the latest maturity date for open futures contracts is March 2024 and the latest maturity date for open forward currency contracts is March 2023. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is March 2028.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2022 and 2021 was $18,539,186 and $13,432,392, respectively, which equals approximately 11% and 10% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at December 31, 2022 and December 31, 2021 was restricted cash for margin requirements of $24,254,313 and $12,711,025, respectively, which equals approximately 15% and 9% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at December 31, 2022 and 2021.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,750,705	$(6,792,051)	$958,654
Forward currency contracts	NatWest Markets Plc	8,245,050	(7,553,616)	691,434
Centrally cleared swap contracts*	Centrally Cleared	1,924,378	(639,427)	1,284,951
Total derivatives		$17,920,133	$(14,985,094)	$2,935,039

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2022

	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$958,654	$0	$0	$958,654
NatWest Markets Plc	691,434	0	0	691,434
Centrally cleared	1,284,951	0	0	1,284,951
Total	$2,935,039	$0	$0	$2,935,039

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2022

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$6,792,051	$(6,792,051)	$0
Forward currency contracts	NatWest Markets Plc	7,553,616	(7,553,616)	0
Centrally cleared swap contracts	Centrally Cleared	639,427	(639,427)	0
Total derivatives		$14,985,094	$(14,985,094)	$0

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2022

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
DECEMBER 31, 2022
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