Form 10-Q
period 2023-03-31
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2023-05-15
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File number: 000-22260
CAMPBELL STRATEGIC ALLOCATION FUND LP

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

The Registrant has no voting stock. As of March 31, 2023, there were 48,509.633 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$7,424,674	4.47%
	Equipment Loans	1,522,410	0.92%
	Total Asset Backed Securities (cost $9,005,529)	8,947,084	5.39%

	Bank Deposits
	United States
	Financials (cost $2,426,736)	2,420,398	1.46%
	Total Bank Deposits (cost $2,426,736)	2,420,398	1.46%

	Commercial Paper
	Canada
	Financials (cost $979,869)	979,603	0.59%
	United States
	Consumer Discretionary	6,879,058	4.14%
	Financials	17,327,579	10.43%
	Real estate	2,528,460	1.52%
	Technology	3,417,578	2.06%
	Utilities	17,622,654	10.61%
	Total United States (cost $47,783,689)	47,775,329	28.76%
	Total Commercial Paper (cost $48,763,557)	$48,754,932	29.35%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $444,802)	$448,138	0.27%
	Canada
	Financials	4,988,121	3.00%
	Energy	1,243,384	0.75%
	Total Canada (cost $6,297,685)	6,231,505	3.75%
	Germany
	Consumer Discretionary	501,878	0.30%
	Industrials	772,008	0.46%
	Total Germany (cost $1,280,181)	1,273,886	0.76%
	Japan
	Financials (cost $440,000)	433,393	0.26%
	Switzerland
	Financials (cost $1,624,984)	1,575,597	0.95%
	Spain
	Financials (cost $999,998)	978,022	0.59%
	United Kingdom
	Financials (cost $839,214)	821,688	0.49%
	United States
	Communications	88,956	0.05%
	Consumer Discretionary	3,769,605	2.27%
	Energy	2,163,581	1.30%
	Financials	8,246,614	4.96%
	Health care	1,370,876	0.83%
	Industrials	3,368,091	2.03%
	Information technology	263,429	0.16%
	Technology	916,644	0.55%
	Materials	2,007,453	1.21%
	Real estate	900,894	0.54%
	Utilities	2,403,240	1.45%
	Total United States (cost $25,713,886)	25,499,383	15.35%
	Total Corporate Bonds (cost $37,640,750)	37,261,612	22.42%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$3,935,000	U.S. Treasury Bills Due 04/13/2023 (1)	3,930,093	2.37%
$6,300,000	U.S. Treasury Bills Due 05/04/2023 (1)	6,274,939	3.78%
$8,400,000	U.S. Treasury Bills Due 06/20/2023 (1)	8,315,664	5.00%
	Total Government and Agency Obligations (cost $18,511,870)	18,520,696	11.15%
	Total Fixed Income Securities (2) (cost $116,348,442)	$115,904,722	69.77%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $18,520,696 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2023 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,002,880)	$2,002,880	1.21%
Total Short Term Investments (cost $2,002,880)	$2,002,880	1.21%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$1,496,985	0.90%
Energy	292,867	0.18%
Metals	1,152,247	0.69%
Stock indices	1,999,489	1.20%
Short-term interest rates	29,672	0.02%
Long-term interest rates	175,406	0.11%
Net unrealized gain (loss) on long futures contracts	5,146,666	3.10%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(968,895)	(0.58)%
Energy	193,550	0.12%
Metals	(15,877)	(0.01)%
Stock indices	(719,096)	(0.43)%
Short-term interest rates	224,933	0.14%
Long-term interest rates	(166,156)	(0.10)%
Net unrealized gain (loss) on short futures contracts	(1,451,541)	(0.86)%
Net unrealized gain (loss) on open futures contracts	$3,695,125	2.24%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$11,899,561	7.16%
Various short forward currency contracts	(11,446,419)	(6.89)%
Net unrealized gain (loss) on open forward currency contracts	$453,142	0.27%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Buy protection (net proceeds $1,035,080) (3)	$(501,544)	(0.30)%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Pay fixed (net proceeds $567,868) (4)	$(1,127,618)	(0.68)%

(3)
Includes $629,553 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $936,930 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$8,896,385	5.42%
	Equipment Loans	1,014,667	0.62%
	Total Asset Backed Securities (cost $10,001,258)	9,911,052	6.04%

	Bank Deposits
	United States
	Financials (cost $2,542,582)	2,531,201	1.54%
	Total Bank Deposits (cost $2,542,582)	2,531,201	1.54%

	Commercial Paper
	Ireland
	Financials (cost $1,004,402)	1,004,149	0.61%
	United States
	Communications	3,720,079	2.27%
	Consumer Discretionary	2,850,275	1.74%
	Consumer Staples	1,203,496	0.73%
	Financials	14,670,169	8.93%
	Industrials	5,309,319	3.23%
	Materials	1,179,213	0.72%
	Real estate	2,402,248	1.46%
	Technology	6,148,913	3.75%
	Utilities	7,217,566	4.40%
	Total United States (cost $44,714,882)	44,701,278	27.23%
	Total Commercial Paper (cost $45,719,284)	$45,705,427	27.84%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,514,771)	$1,519,292	0.93%
	Canada
	Energy	6,363,970	3.88%
	Financials	787,932	0.48%
	Total Canada (cost $7,241,749)	7,151,902	4.36%
	Germany
	Consumer Discretionary	501,966	0.31%
	Industrials	772,352	0.47%
	Total Germany (cost $1,280,204)	1,274,318	0.78%
	Spain
	Financials (cost $999,999)	979,847	0.60%
	Switzerland
	Financials (cost $1,624,958)	1,553,116	0.95%
	United Kingdom
	Financials (cost $839,094)	820,564	0.50%
	United States
	Communications	88,707	0.05%
	Consumer Discretionary	3,030,661	1.85%
	Consumer Staples	507,408	0.31%
	Energy	2,683,592	1.63%
	Financials	9,039,581	5.51%
	Health care	2,825,284	1.72%
	Industrials	3,558,616	2.17%
	Technology	1,616,391	0.98%
	Materials	2,001,082	1.22%
	Real estate	898,776	0.55%
	Utilities	1,996,982	1.22%
	Total United States (cost $28,568,112)	28,247,080	17.21%
	Total Corporate Bonds (cost $42,068,887)	41,546,119	25.33%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$3,935,000	U.S. Treasury Bills Due 01/19/2023 (1)	3,928,669	2.39%
$6,300,000	U.S. Treasury Bills Due 02/09/2023 (1)	6,274,869	3.82%
$8,400,000	U.S. Treasury Bills Due 03/09/2023 (1)	8,335,648	5.08%
	Total Government and Agency Obligations (cost $18,535,963)	18,539,186	11.29%
	Total Fixed Income Securities (2) (cost $118,867,974)	$118,232,985	72.04%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $18,539,186 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,863,320)	$3,863,320	2.35%
Total Short Term Investments (cost $3,863,320)	$3,863,320	2.35%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(75,916)	(0.05)%
Energy	956,963	0.58%
Metals	1,097,625	0.67%
Stock indices	(1,130,118)	(0.69)%
Long-term interest rates	(1,920,597)	(1.17)%
Net unrealized gain (loss) on long futures contracts	(1,072,043)	(0.66)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(674,635)	(0.41)%
Energy	(74,520)	(0.05)%
Metals	(396,908)	(0.24)%
Stock indices	375,315	0.23%
Short-term interest rates	644,312	0.39%
Long-term interest rates	2,157,133	1.31%
Net unrealized gain (loss) on short futures contracts	2,030,697	1.23%
Net unrealized gain (loss) on open futures contracts	$958,654	0.57%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$5,242,293	3.19%
Various short forward currency contracts	(4,550,859)	(2.77)%
Net unrealized gain (loss) on open forward currency contracts	$691,434	0.42%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $96,224) (3)	$133,926	0.08%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $183,962) (4)	$1,151,025	0.70%

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2023 AND DECEMBER 31, 2022 (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Equity in futures brokers trading accounts
Cash	$15,319,485	$9,866,931
Restricted cash	1,751,715	3,893,726
Fixed income securities (cost $18,511,870 and $18,535,963, respectively)	18,520,696	18,539,186
Net unrealized gain (loss) on open futures contracts	3,695,125	958,654
Total equity in futures brokers trading accounts	39,287,021	33,258,497

Cash and cash equivalents	466,804	661,440
Cash at interbank market maker	3,337,204	2,982,070
Restricted cash at interbank market makers	18,696,392	17,758,973
Short term investments (cost $2,002,880 and $3,863,320, respectively)	2,002,880	3,863,320
Cash at swaps broker	0	3,755,252
Restricted cash at swaps broker	7,713,046	2,601,614
Fixed income securities (cost $97,836,572 and $100,332,011, respectively)	97,384,026	99,693,799
Credit default index swaps	128,009	12,678
Interest rate swaps	0	1,003,627
Due from swaps broker	64,297	39,053
Net unrealized gain on open forward currency contracts	453,142	691,434
Interest receivable	507,270	378,790
Total assets	$170,040,091	$166,700,547

LIABILITIES
Cash deficit at swaps broker	$205,297	$0
Accounts payable	195,158	157,426
Brokerage fee payable	988,040	971,207
Interest rate swaps	190,688	0
Accrued commissions and other trading fees on open contracts	40,622	23,572
Offering costs payable	29,994	26,937
Redemptions payable	2,224,184	1,373,833
Total liabilities	3,873,983	2,552,975
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at March 31, 2023 and December 31, 2022	0	0
Limited Partners - 48,509.633 and 49,498.151 redeemable units outstanding at March 31, 2023 and December 31, 2022	166,166,108	164,147,572
Total partners’ capital (Net Asset Value)	166,166,108	164,147,572
Total liabilities and partners’ capital (Net Asset Value)	$170,040,091	$166,700,547

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(160,765)	$18,034,874
Change in unrealized	2,736,471	2,645,634
Brokerage commissions	(207,259)	(144,955)
Net gain (loss) from futures trading	2,368,447	20,535,553

Forward currency trading gains (losses)
Realized	4,834,358	3,212,003
Change in unrealized	(238,292)	4,297,613
Brokerage commissions	(51,928)	(27,390)
Net gain (loss) from forward currency trading	4,544,138	7,482,226

Swap trading gains (losses)
Realized	1,050,410	(279,046)
Change in unrealized	(1,223,427)	471,849
Net gain (loss) from swap trading	(173,017)	192,803
Total net trading gain (loss)	6,739,568	28,210,582

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,310,307	100,758
Realized gain (loss) on fixed income securities	(594,284)	(7,992)
Change in unrealized gain (loss) on fixed income securities	191,269	(252,575)
Total investment income (loss)	1,907,292	(159,809)

Expenses
Brokerage fee	2,989,015	2,527,021
Operating expenses	150,417	121,469
Total expenses	3,139,432	2,648,490
Net investment income (loss)	(1,232,140)	(2,808,299)
NET INCOME (LOSS)	$5,507,428	$25,402,283

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$111.64	$457.54

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$109.19	$456.51

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	49,332.122	55,519.516

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$5,507,428	$25,402,283
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(1,466,021)	(7,162,521)
(Increase) decrease in interest receivable	(128,480)	(8,102)
(Increase) decrease in due from swaps broker	(25,244)	10,324
Increase (decrease) in payable for securities purchased	0	1,610,060
Increase (decrease) in accounts payable and accrued expenses	71,615	171,252
Increase in cash deficit from swaps broker	205,297	0
Net purchases from swaps broker	(144,442)	590,046
Purchases of investments	(309,158,356)	(325,253,862)
Sales/maturities of investments	313,538,327	304,615,385
Net cash from (for) operating activities	8,400,124	(25,135)

Cash flows from (for) financing activities
Redemption of units	(2,546,570)	(3,243,038)
Offering costs paid	(88,914)	(165,593)
Net cash from (for) financing activities	(2,635,484)	(3,408,631)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,764,640	(3,433,766)

Cash, cash equivalents and restricted cash at beginning of period	41,520,006	37,879,336
Cash, cash equivalents and restricted cash at end of period	$47,284,646	$34,445,570

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$15,319,485	$9,866,931
Restricted cash	1,751,715	3,893,726
Cash and cash equivalents	466,804	661,440
Cash at interbank market maker	3,337,204	2,982,070
Restricted cash at interbank market makers	18,696,392	17,758,973
Cash at swaps broker	0	3,755,252
Restricted cash at swaps broker	7,713,046	2,601,614
Total cash, cash equivalents and restricted cash at end of period	$47,284,646	$41,520,006

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2023

Balances at December 31, 2022	0.000	$0	49,498.151	$164,147,572	49,498.151	$164,147,572
Net income (loss) for the three months ended March 31, 2023		0		5,507,428		5,507,428
Redemptions	0.000	0	(988.518)	(3,396,921)	(988.518)	(3,396,921)
Offering costs		0		(91,971)		(91,971)
Balances at March 31, 2023	0.000	$0	48,509.633	$166,166,108	48,509.633	$166,166,108

Three Months Ended March 31, 2022

Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370
Net income (loss) for the three months ended March 31, 2022		0		25,402,283		25,402,283
Redemptions	0.000	0	(1,498.696)	(3,898,869)	(1,498.696)	(3,898,869)
Offering costs		0		(170,076)		(170,076)
Balances at March 31, 2022	0.000	$0	54,407.590	$152,052,708	54,407.590	$152,052,708

Net Asset Value per General and Limited Partner Unit

March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
$3,425.43	$3,316.24	$2,794.70	$2,338.19

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Three Months Ended March 31,
	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,316.24	$2,338.19

Income (loss) from operations:
Total net trading gains (losses) (1)	136.03	510.15
Net investment income (loss) (1)	(24.98)	(50.58)
Total net income (loss) from operations	111.05	459.57
Offering costs (1)	(1.86)	(3.06)
Net asset value per unit at end of period	$3,425.43	$2,794.70
Total Return (4)	3.29%	19.52%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.48%	7.56%
Performance fee (4)	0.00%	0.00%
Total expenses	7.48%	7.56%
Net investment income (loss) (2) (3)	(2.92)%	(8.04)%

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
MARCH 31, 2023 (Unaudited)

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

The Fund will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Fund’s stated term of December 31, 2023; (b) an election to dissolve the Fund at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company, unless one or more new general partners have been elected or appointed pursuant to the Agreement of Limited Partnership, as amended; (d) Campbell & Company determines that the purpose of the Fund cannot be fulfilled; or (e) any event which shall make unlawful the continuing existence of the Fund.

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
MARCH 31, 2023 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2023 and December 31, 2022, and for the periods ended March 31, 2023 and 2022, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value at March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,002,880	$0	$0	$2,002,880
Fixed income securities	0	115,904,722	0	115,904,722

Other Financial Instruments
Exchange-traded futures contracts	3,695,125	0	0	3,695,125
Forward currency contracts	0	453,142	0	453,142
Credit default index swap contracts	0	(501,544)	0	(501,544)
Interest rate swap contracts	0	(1,127,618)	0	(1,127,618)
Total	$5,698,005	$114,728,702	$0	$120,426,707

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,863,320	$0	$0	$3,863,320
Fixed income securities	0	118,232,985	0	118,232,985

Other Financial Instruments
Exchange-traded futures contracts	958,654	0	0	958,654
Forward currency contracts	0	691,434	0	691,434
Credit default index swap contracts	0	133,926	0	133,926
Interest rate swap contracts	0	1,151,025	0	1,151,025
Total	$4,821,974	$120,209,370	$0	$125,031,344

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of March 31, 2023 and December 31, 2022, the Fund has the potential remaining reimbursement amount of approximately $32.9 million and $33.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At March 31, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $29,994 and $26,937, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
MARCH 31, 2023 (Unaudited)
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
MARCH 31, 2023 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2023 and December 31, 2022. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest. The Fund typically earns interest income on its assets deposited with NatWest.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the three months ended March 31, 2023 and 2022.

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
MARCH 31, 2023 (Unaudited)
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund purchases credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at March 31, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout. At March 31, 2023, the carrying value of such credit derivative contracts purchased was $(501,544). At December 31, 2022, the carrying value of such credit derivative contracts sold was $133,926.

	March 31, 2023	December 31, 2022
Credit Default Index Swaps	Maturity Date: June 2028	Maturity Date: December 2026
Investment grade	$19,456,761	$25,780,818
Non-investment grade	27,678,739	8,813,377
Total	$47,135,500	$34,594,195

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

The Fund following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2023 and December 31, 2022 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2023 Fair Value	Liability Derivatives at March 31, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,445,624	$(1,917,534)	$528,090
Energy Contracts	Net unrealized gain (loss) on open futures contracts	769,953	(283,536)	486,417
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,697,924	(1,561,554)	1,136,370
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,104,552	(824,159)	1,280,393
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	318,823	(64,218)	254,605
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	483,483	(474,233)	9,250
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,172,952	(13,719,810)	453,142
Credit Default Index Swap Contracts**	Credit default index swaps	502,035	(1,003,579)	(501,544)
Interest Rate Swap Contracts**	Interest rate swaps	862,387	(1,990,005)	(1,127,618)
Total		$24,357,733	$(21,838,628)	$2,519,105

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2022 Fair Value	Liability Derivatives at December 31, 2022 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$834,397	$(1,584,948)	$(750,551)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	979,387	(96,944)	882,443
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,320,449	(1,619,732)	700,717
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	648,552	(1,403,355)	(754,803)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	777,755	(133,443)	644,312
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,190,165	(1,953,629)	236,536
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,245,050	(7,553,616)	691,434
Credit Default Index Swap Contracts**	Credit default index swaps	178,418	(44,492)	133,926
Interest Rate Swap Contracts**	Interest rate swaps	1,745,960	(594,935)	1,151,025
Total		$17,920,133	$(14,985,094)	$2,935,039

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts is not reconciled the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2023 and 2022 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2023	Trading Gains (Losses) for the Three Months Ended March 31, 2022
Agriculture Contracts	$(162,878)	$2,265,300
Energy Contracts	184,505	8,349,202
Metal Contracts	1,527,509	2,888,176
Stock Indices Contracts	185,728	428,964
Short-Term Interest Rate Contracts	397,258	2,079,017
Long-Term Interest Rate Contracts	443,584	4,669,849
Forward Currency Contracts	4,596,066	7,509,616
Credit Default Index Swap Contracts	(84,998)	(611,673)
Interest Rate Swap Contracts	(88,019)	804,476
Total	$6,998,755	$28,382,927

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2023	Trading Gains (Losses) for the Three Months Ended March 31, 2022
Futures trading gains (losses):
Realized**	$(160,765)	$18,034,874
Change in unrealized	2,736,471	2,645,634
Forward currency trading gains (losses):
Realized**	4,834,358	3,212,003
Change in unrealized	(238,292)	4,297,613
Swap trading gains (losses):
Realized	1,050,410	(279,046)
Change in unrealized	(1,223,427)	471,849
Total	$6,998,755	$28,382,927

**
For the three months ended March 31, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $5,210 and $13,961, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $(169,294) and $467,927, respectively.

For the three months ended March 31, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 17,500 and 12,700, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,311,100,000 and $578,200,000, respectively, and the monthly average of notional value of forward currency contracts was $1,830,800,000 and $1,387,400,000,  respectively.

Open contracts generally mature within three months; as of March 31, 2023, the latest maturity date for open futures contracts is June 2024 and the latest maturity date for open forward currency contracts is June 2023. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2028.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2023 and December 31, 2022 was $18,520,696 and $18,539,186, respectively, which equals approximately 11% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at March 31, 2023 and December 31, 2022 was restricted cash for margin requirements of $28,161,153 and $24,254,313, respectively, which equals approximately 17% and 15% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at March 31, 2023 and December 31, 2022.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$8,820,359	$(5,125,234)	$3,695,125
Forward currency contracts	NatWest Markets Plc	14,172,952	(13,719,810)	453,142
Centrally cleared swap contracts	Centrally Cleared	1,364,422	(1,364,422)	0
Total derivatives		$24,357,733	$(20,209,466)	$4,148,267

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$3,695,125	$0	$0	$3,695,125
NatWest Markets Plc	453,142	0	0	453,142
Centrally Cleared	0	0	0	0
Total	$4,148,267	$0	$0	$4,148,267

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,125,234	$(5,125,234)	$0
Forward currency contracts	NatWest Markets Plc	13,719,810	(13,719,810)	0
Centrally cleared swap contracts*	Centrally Cleared	2,993,584	(1,364,422)	1,629,162
Total derivatives		$21,838,628	$(20,209,466)	$1,629,162

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	1,629,162	0	(1,629,162)	0
Total	$1,629,162	$0	$(1,629,162)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,750,705	$(6,792,051)	$958,654
Forward currency contracts	NatWest Markets Plc	8,245,050	(7,553,616)	691,434
Centrally cleared swap contracts*	Centrally Cleared	1,924,378	(639,427)	1,284,951
Total derivatives		$17,920,133	$(14,985,094)	$2,935,039

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
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
MARCH 31, 2023 (Unaudited)
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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2023 and December 31, 2022, the Statements of Operations and Financial Highlights for the three months and three months ended March 31, 2023 and 2022, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2023 and December 31, 2022, the results of operations and financial highlights for the three months and three months ended March 31, 2023 and 2022, and cash flows and changes in partners’ capital (Net Asset Value) for the three months ended March 31, 2023 and 2022.

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

The Fund will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Fund’s stated term of December 31, 2023; (b) an election to dissolve the Fund at any time by Limited Partners owning more than 50% of the Units then outstanding; (c) the withdrawal of Campbell & Company, unless one or more new general partners have been elected or appointed pursuant to the Agreement of Limited Partnership, as amended; (d) Campbell & Company determines that the purpose of the Fund cannot be fulfilled; or (e) any event which shall make unlawful the continuing existence of the Fund.

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

Results of Operations

The returns for the three months ended March 31, 2023 and 2022 were 3.29% and 19.52%, respectively. During the three months ended March 31, 2023 and 2022, the Fund accrued brokerage fees in the amount of $2,989,015 and $2,527,021, respectively, and paid brokerage fees in the amount of $2,972,182 and $2,397,998, respectively. No performance fees were accrued or paid during these periods.

2023 (For the Three Months Ended March 31)

Of the 3.29% year to date return, approximately 4.25% was due to trading gains (before commissions), approximately 1.13% due to investment income and approximately (2.09)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 4.25% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.38)%
Foreign Exchange	2.88%
Commodities	0.97%
Interest Rates	0.63%
Equity Indices	0.15%
4.25%

The Fund showed a profit in January. Gains came from stock index, commodity, foreign exchange (FX), and credit positions, while interest rate holdings produced some partially offsetting losses. Global stock indexes generated the largest gains for the Fund in January. Net long positioning on a variety of equity holdings gained as most major global stock indexes finished the month in the green. The general risk-on sentiment was fueled by China reopening optimism and the hopes that the world’s Central Banks ease off their aggressive rate-hike cycle. A slew of mixed Q4 earnings reports and continued layoff announcements were largely ignored as money flowed into riskier assets. Commodity trading also provided gains for the Fund to start the year. Long coffee and sugar holdings generated the biggest wins within the softs sub-sector as those prices rallied on supply concerns. Industrial metals generated additional gains for the Fund spearheaded by a long LME copper position. The base metals complex experienced a significant monthly rally on back of the weak US dollar, ongoing China reopening optimism, and increasing concern over dwindling stockpiles. Foreign exchange trading produced additional Fund profits. The US dollar experienced a sell-off in January and the gains on long Emerging Market (EM) positions, versus short the USD, more than offset the losses incurred in the short Developed Market (DM) currencies. Longs in Latin American currencies were the main EM gainers as risky assets and carry trades were bought in the risk-on environment. Interest rate positions generated partially offsetting losses on the month. US Treasuries advanced (yields fell) after easing US inflation data strengthened the case for the Fed to turn less aggressive, hurting short positioning along the curve. In Europe, short positioning on German bonds added to Fund losses as prices followed Treasuries higher despite hawkish rhetoric from Lagarde and other European Central Bankers. Long positioning on UK gilts and the Aussie 10-year bond generated partially offsetting gains.Short protection positions in the credit indices which narrowed sharply alongside the broader rally in risk assets generated gains for the Fund.

The Fund showed a robust profit in February. Gains came from fixed income, foreign exchange (FX), and commodity positions, while stock indices produced some partially offsetting losses. Credit holdings had limited P&L impact on the month. Interest rate positions dominated Fund gains in February with long-dated and short-dated instruments equally contributing to profits. US Treasury prices fell (yields rose) as hotter-than-expected inflation data and an extraordinary jump in payrolls elicited increasingly hawkish commentary from Fed members throughout the month, benefiting short positioning. Euro-area core inflation accelerated to a record, prompting money markets to price in a higher ECB terminal rate, which created gains for short German bond positioning. Interest rate swap holdings were also additive, led by a payer position in Mexican rates as yields moved higher after a larger-than-expected rate hike from Mexico’s Central Bank. Foreign exchange trading produced additional Fund returns. The US dollar rallied over the course of the month and the Fund’s short positions in the Developed Market (DM), versus long the US dollar, drove sector gains. A short Norwegian krone holding (against long USD) was a major P&L contributor in the FX sector as the krone continued to be susceptible to weakness in energies, ultimately ending the month as the worst performing G-10 currency in 2023. Commodities provided additional profits for the Fund in February. Short holdings across the industrial and precious metal sub-sectors profited as increasing expectations for further Fed policy tightening and a stronger US dollar weighed on metals prices. Net long global stock index positioning generated some offsetting losses during the month. After a strong start to the year, February saw equity markets retrace in North America and Asia. In the US, stronger-than-expected economic releases, which included labor and inflation data, spurred a meaningful repricing of FOMC rate expectations. In the APAC region, strained US-China geopolitical relations and weaker near-term demand outlooks for China further weighed on risk sentiment. Long positioning on European equities provided some offsetting gains as markets proved more resilient to higher rates in the region.

The Fund realized a loss in March. Losses came from interest rate, stock, commodity, and credit holdings, while foreign exchange (FX) produced some partially offsetting gains during the month. Interest rate positions dominated Fund losses on the month, with both long-dated and short-dated instruments suffering in the wake of the banking crisis that drove global bond prices higher (yields lower). The negative impact on the financial sector from the US Fed’s policy tightening campaign prompted traders to scale back rate hike bets, hurting short US Treasury positioning across most tenors. Partially offsetting gains came from long UK Gilt and Aussie 10-year bond positioning, both of which benefited from the rapid shift to less risky assets. Stock holdings also weighed on Fund performance amid a volatile month of trading. Predominantly long stock positioning was negatively impacted after the collapse of Silicon Valley Bank and the ensuing fears of contagion. Some stock P&L losses were recovered with prices rallying off mid-month lows as the banking sector stabilized and investors weighed the possibility of the Fed pausing its rate increases. Commodity positions added to Fund losses in March. Short precious metal holdings generated the largest sub-sector losses as bullion prices rose amid the banking sector turmoil, diminished expectations for further Fed tightening, and a softer US dollar. Credit trading generated additional losses as a short protection position in the iTraxx Senior Financial index suffered after credit spreads widened sharply in the wake of the Silicon Valley Bank and Credit Suisse fiascos. Foreign exchange trading provided some partially offsetting Fund gains. While the DXY index traded lower during the month on back of the shift to a more dovish outlook on the US Federal Reserve, a few of the so-called commodity currencies were the exceptions. The Fund profited from short-positions on the Aussie dollar and Norwegian krone, which both traded softer on back of weakness in oil markets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2023 and December 31, 2022 and the trading gains/losses by market category for the three months ended March 31, 2023 and the year ended December 31, 2022.

	March 31, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.24%	(0.38)%
Commodities	0.61%	0.97%
Foreign Exchange	0.67%	2.88%
Interest Rates	1.43%	0.63%
Equity Indices	0.66%	0.15%
Aggregate/Total	2.35%	4.25%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 3.29% year to date return, approximately 4.25% was due to trading gains (before commissions), approximately 1.13% due to investment income and approximately (2.09)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2023, by market sector.

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

The following were the non-trading risk exposures of the Fund as of March 31, 2023.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 24, 2023.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of March 31, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months March 31, 2023 and 2022, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2023 and 2022, (vi) Financial Highlights For the Three Months March 31, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of March 31, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months March 31, 2023 and 2022, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2023 and 2022, (vi) Financial Highlights For the Three Months March 31, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P. (Registrant)

	By:	Campbell & Company, LP
General Partner

Date: May 15, 2023	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer