Form 10-Q
period 2023-06-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2023-08-14
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

The Registrant has no voting stock. As of June 30, 2023, there were 47,287.149 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$6,305,462	3.91%
	Equipment Loans	1,782,218	1.11%
	Total Asset Backed Securities (cost $8,127,213)	8,087,680	5.02%

	Bank Deposits
	United States
	Financials (cost $1,395,010)	1,392,020	0.86%

	Commercial Paper
	Canada
	Materials (cost $1,882,142)	1,881,667	1.17%
	United Kingdom
	Financials (cost $2,872,037)	2,870,440	1.78%
	United States
	Communications	2,165,745	1.34%
	Consumer Discretionary	5,793,093	3.59%
	Consumer Staples	1,423,763	0.88%
	Financials	21,979,929	13.63%
	Industrials	6,004,472	3.72%
	Materials	1,646,764	1.02%
	Real estate	2,346,005	1.46%
	Utilities	12,001,394	7.44%
	Total United States (cost $53,371,369)	53,361,165	33.08%
	Total Commercial Paper (cost $58,125,548)	$58,113,272	36.03%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $444,831)	$444,286	0.28%
	Canada
	Financials	5,271,184	3.27%
	Energy	1,253,262	0.78%
	Total Canada (cost $6,558,748)	6,524,446	4.05%
	Germany
	Consumer Discretionary	506,303	0.31%
	Industrials	775,955	0.48%
	Total Germany (cost $1,280,159)	1,282,258	0.79%
	Japan
	Financials (cost $440,000)	440,736	0.27%
	Switzerland
	Financials (cost $1,425,000)	1,401,847	0.87%
	Spain
	Financials (cost $999,998)	980,717	0.61%
	United Kingdom
	Financials (cost $839,334)	836,902	0.52%
	United States
	Consumer Discretionary	3,286,003	2.04%
	Energy	526,853	0.33%
	Financials	6,995,318	4.34%
	Health care	1,370,116	0.85%
	Industrials	2,663,764	1.65%
	Information technology	260,142	0.16%
	Materials	2,000,958	1.24%
	Real estate	904,599	0.56%
	Utilities	1,903,894	1.18%
	Total United States (cost $20,063,005)	19,911,647	12.35%
	Total Corporate Bonds (cost $32,051,075)	31,822,839	19.74%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$3,935,000	U.S. Treasury Bills Due 7/13/2023 (1)	3,929,495	2.44%
$6,300,000	U.S. Treasury Bills Due 9/28/2023 (1)	6,221,306	3.86%
$8,400,000	U.S. Treasury Bills Due 10/12/2023 (1)	8,277,713	5.13%
	Total Government and Agency Obligations (cost $18,429,967)	18,428,514	11.43%
	Total Fixed Income Securities (2) (cost $118,128,813)	$117,844,325	73.08%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $18,428,514 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2023 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $8,731)	$8,731	0.01%
Total Short Term Investments (cost $8,731)	$8,731	0.01%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$663,636	0.41%
Energy	185,728	0.12%
Metals	(1,099,179)	(0.68)%
Stock indices	1,694,545	1.05%
Long-term interest rates	(181,659)	(0.11)%
Net unrealized gain (loss) on long futures contracts	1,263,071	0.79%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(1,093,435)	(0.68)%
Energy	(1,055,630)	(0.65)%
Metals	2,772,164	1.72%
Stock indices	(616,257)	(0.38)%
Short-term interest rates	1,390,380	0.86%
Long-term interest rates	570,187	0.35%
Net unrealized gain (loss) on short futures contracts	1,967,409	1.22%
Net unrealized gain (loss) on open futures contracts	$3,230,480	2.01%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$244,934	0.15%
Various short forward currency contracts	(866,735)	(0.54)%
Net unrealized gain (loss) on open forward currency contracts	$(621,801)	(0.39)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net proceeds $1,673,751) (3)	$2,539,240	1.58%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Pay fixed (net proceeds $78,474) (4)	$434,998	0.27%

(3)
Includes $2,168,760 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $174,470 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $1,514,771)	$1,519,292	0.93%
	Canada
	Energy	787,932	0.48%
	Financials	6,363,970	3.88%
	Total Canada (cost $7,241,749)	7,151,902	4.36%
	Germany
	Consumer Discretionary	501,966	0.31%
	Industrials	772,352	0.47%
	Total Germany (cost $1,280,204)	1,274,318	0.78%
	Spain
	Financials (cost $999,999)	979,847	0.60%
	Switzerland
	Financials (cost $1,624,958)	1,553,116	0.95%
	United Kingdom
	Financials (cost $839,094)	820,564	0.50%
	United States
	Communications	88,707	0.05%
	Consumer Discretionary	3,030,661	1.85%
	Consumer Staples	507,408	0.31%
	Energy	2,683,592	1.63%
	Financials	9,039,581	5.51%
	Health care	2,825,284	1.72%
	Industrials	3,558,616	2.17%
	Technology	1,616,391	0.98%
	Materials	2,001,082	1.22%
	Real estate	898,776	0.55%
	Utilities	1,996,982	1.22%
	Total United States (cost $28,568,112)	28,247,080	17.21%
	Total Corporate Bonds (cost $42,068,887)	41,546,119	25.33%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$3,935,000	U.S. Treasury Bills Due 01/19/2023 (1)	3,928,669	2.39%
$6,300,000	U.S. Treasury Bills Due 02/09/2023 (1)	6,274,869	3.82%
$8,400,000	U.S. Treasury Bills Due 03/09/2023 (1)	8,335,648	5.08%
	Total Government and Agency Obligations (cost $18,535,963)	18,539,186	11.29%
	Total Fixed Income Securities (2) (cost $118,867,974)	$118,232,985	72.04%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $18,539,186 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2023 AND DECEMBER 31, 2022 (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Equity in futures brokers trading accounts
Cash	$5,718,502	$9,866,931
Restricted cash	6,573,000	3,893,726
Fixed income securities (cost $18,429,968 and $18,535,963, respectively)	18,428,514	18,539,186
Net unrealized gain (loss) on open futures contracts	3,230,480	958,654
Total equity in futures brokers trading accounts	33,950,496	33,258,497

Cash and cash equivalents	441,550	661,440
Cash at interbank market maker	4,813,109	2,982,070
Restricted cash at interbank market maker	13,291,770	17,758,973
Short term investments (cost $8,731 and $3,863,320, respectively)	8,731	3,863,320
Cash at swaps broker	5,241,770	3,755,252
Restricted cash at swaps broker	8,076,491	2,601,614
Fixed income securities (cost $99,698,845 and $100,332,011, respectively)	99,415,811	99,693,799
Credit default index swaps	370,480	12,678
Interest rate swaps	260,528	1,003,627
Due from swaps broker	136,728	39,053
Net unrealized gain on open forward currency contracts	0	691,434
Interest receivable	437,739	378,790
Total assets	$166,445,203	$166,700,547

LIABILITIES
Accounts payable	$143,209	$157,426
Brokerage fee payable	949,324	971,207
Net unrealized loss on open forward currency contracts	621,801	0
Payable for securities purchased	2,871,742	0
Accrued commissions and other trading fees on open contracts	35,016	23,572
Offering costs payable	32,207	26,937
Redemptions payable	586,451	1,373,833
Total liabilities	5,239,750	2,552,975
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at June 30, 2023 and December 31, 2022	0	0
Limited Partners - 47,287.149 and 49,498.151 redeemable units outstanding at June 30, 2023 and December 31, 2022	161,205,453	164,147,572
Total partners’ capital (Net Asset Value)	161,205,453	164,147,572
Total liabilities and partners’ capital (Net Asset Value)	$166,445,203	$166,700,547

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,836,307	$13,769,611	$1,675,542	$31,804,485
Change in unrealized	(464,645)	(2,684,327)	2,271,826	(38,693)
Brokerage commissions	(253,610)	(138,257)	(460,869)	(283,212)
Net gain (loss) from futures trading	1,118,052	10,947,027	3,486,499	31,482,580

Forward currency trading gains (losses)
Realized	(2,626,994)	11,382,796	2,207,364	14,594,799
Change in unrealized	(1,074,943)	1,092,538	(1,313,235)	5,390,151
Brokerage commissions	(60,084)	(20,931)	(112,012)	(48,321)
Net gain (loss) from forward currency trading	(3,762,021)	12,454,403	782,117	19,936,629

Swap trading gains (losses)
Realized	1,514,338	964,901	2,564,748	685,855
Change in unrealized	1,405,175	(268,471)	181,748	203,378
Net gain (loss) from swap trading	2,919,513	696,430	2,746,496	889,233
Total net trading gain (loss)	275,544	24,097,860	7,015,112	52,308,442

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,580,741	368,002	4,891,048	468,760
Realized gain (loss) on fixed income securities	(663,577)	(5,468)	(1,257,861)	(13,460)
Change in unrealized gain (loss) on fixed income securities	159,232	(309,510)	350,501	(562,085)
Total investment income (loss)	2,076,396	53,024	3,983,688	(106,785)

Expenses
Brokerage fee	2,889,818	2,914,955	5,878,833	5,441,976
Operating expenses	142,738	144,202	293,155	265,671
Total expenses	3,032,556	3,059,157	6,171,988	5,707,647
Net investment income (loss)	(956,160)	(3,006,133)	(2,188,300)	(5,814,432)
NET INCOME (LOSS)	$(680,616)	$21,091,727	$4,826,812	$46,494,010

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$(14.21)	$391.86	$99.29	$850.41

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$(16.35)	$388.76	$92.84	$845.27

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	47,890.376	53,825.024	48,611.249	54,672.270

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$4,826,812	$46,494,010
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(1,490,840)	(4,992,751)
(Increase) decrease in interest receivable	(58,949)	(95,855)
(Increase) decrease in due from swaps broker	(97,675)	18,676
Increase (decrease) in payable for securities purchased	2,871,742	0
Increase (decrease) in accounts payable and accrued expenses	(24,656)	213,069
Net purchases from swap broker	567,045	208,949
Purchases of investments	(917,911,985)	(786,900,963)
Sales/maturities of investments	922,505,735	751,070,330
Net cash from (for) operating activities	11,187,229	6,015,465

Cash flows from (for) financing activities
Redemption of units	(8,368,603)	(8,386,096)
Offering costs paid	(182,440)	(298,817)
Net cash from (for) financing activities	(8,551,043)	(8,684,913)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,636,186	(2,669,448)

Cash, cash equivalents and restricted cash at beginning of period	41,520,006	37,879,336
Cash, cash equivalents and restricted cash at end of period	$44,156,192	$35,209,888

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$5,718,502	$9,866,931
Restricted cash	6,573,000	3,893,726
Cash and cash equivalents	441,550	661,440
Cash at interbank market maker	4,813,109	2,982,070
Restricted cash at interbank market maker	13,291,770	17,758,973
Cash at swaps broker	5,241,770	3,755,252
Restricted cash at swaps broker	8,076,491	2,601,614
Total cash, cash equivalents and restricted cash at end of period	$44,156,192	$41,520,006

See Accompanying Notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2023

Balances at December 31, 2022	0.000	$0	49,498.151	$164,147,572	49,498.151	$164,147,572
Net income (loss) for the three months ended March 31, 2023		0		5,507,428		5,507,428
Redemptions	0.000	0	(988.518)	(3,396,921)	(988.518)	(3,396,921)
Offering costs		0		(91,971)		(91,971)
Balances at March 31, 2023	0.000	$0	48,509.633	$166,166,108	48,509.633	$166,166,108

Net income (loss) for the three months ended June 30, 2023		0		(680,616)		(680,616)
Redemptions	0.000	0	(1,222.484)	(4,184,300)	(1,222.484)	(4,184,300)
Offering costs		0		(95,739)		(95,739)
Balances at June 30, 2023	0.000	$0	47,287.149	$161,205,453	47,287.149	$161,205,453

Six Months Ended June 30, 2022

Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370
Net income (loss) for the three months ended March 31, 2022		0		25,402,283		$25,402,283
Redemptions	0.000	0	(1,498.696)	(3,898,869)	(1,498.696)	(3,898,869)
Offering costs		0		(170,076)		(170,076)
Balances at March 31, 2022	0.000	$0	54,407.590	$152,052,708	54,407.590	$152,052,708

Net income (loss) for the three months ended June 30, 2022		0		21,091,727		21,091,727
Redemptions	0.000	0	(1,516.705)	(4,643,358)	(1,516.705)	(4,643,358)
Offering costs		0		(124,923)		(124,923)
Balances at June 30, 2022	0.000	$0	52,890.885	$168,376,154	52,890.885	$168,376,154

Net Asset Value per General and Limited Partner Unit

June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$3,409.08	$3,425.43	$3,316.24	$3,183.46	$2,794.70	$2,338.19

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,425.43	$2,794.70	$3,316.24	$2,338.19

Income (loss) from operations:
Total net trading gains (losses) (1)	5.62	446.93	141.72	957.02
Net investment income (loss) (1)	(19.97)	(55.85)	(45.02)	(106.35)
Total net income (loss) from operations	(14.35)	391.08	96.70	850.67
Offering costs (1)	(2.00)	(2.32)	(3.86)	(5.40)
Net asset value per unit at end of period	$3,409.08	$3,183.46	$3,409.08	$3,183.46
Total Return (4)	(0.48)%	13.91%	2.80%	36.15%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.40%	7.60%	7.46%	7.60%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.40%	7.60%	7.46%	7.60%
Net investment income (loss) (2) (3)	(2.32)%	(7.44)%	(2.64)%	(7.74)%

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
JUNE 30, 2023 (Unaudited)

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

Partners who do not redeem prior to December 31, 2023 should expect to receive a distribution of the proportionate share of the Fund’s net asset value as promptly as reasonably practicable after December 31, 2023, but in no event later than January 31, 2024, with a true-up distribution, if any, to follow after completion of the Fund’s final audit.

Effective January 6, 2012, Units in the Fund were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There was no change in trading, operations, or monthly statements, etc., and redemptions will continue to be offered on a monthly basis.

B.  Regulation

As a registrant with the Securities and Exchange Commission (the “SEC”), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to January 6, 2012, the Fund was also subject to the regulatory requirements under the Securities Act of 1933. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the futures commission merchants (“futures brokers”), interbank market maker, and centrally cleared swaps broker through which the Fund trades.

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
  JUNE 30, 2023 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2023 and December 31, 2022, and for the periods ended June 30, 2023 and 2022, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Fair Value at June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,731	$0	$0	$8,731
Fixed income securities	0	117,844,325	0	117,844,325

Other Financial Instruments
Exchange-traded futures contracts	3,230,480	0	0	3,230,480
Forward currency contracts	0	(621,801)	0	(621,801)
Credit default index swap contracts	0	2,539,240	0	2,539,240
Interest rate swap contracts	0	434,998	0	434,998
Total	$3,239,211	$120,196,762	$0	$123,435,973

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,863,320	$0	$0	$3,863,320
Fixed income securities	0	118,232,985	0	118,232,985

Other Financial Instruments
Exchange-traded futures contracts	958,654	0	0	958,654
Forward currency contracts	0	691,434	0	691,434
Credit default index swap contracts	0	133,926	0	133,926
Interest rate swap contracts	0	1,151,025	0	1,151,025
Total	$4,821,974	$120,209,370	$0	$125,031,344

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of June 30, 2023 and December 31, 2022, the Fund has the potential remaining reimbursement amount of approximately $32.8 million and $33.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At June 30, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $32,207 and $26,937, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
  JUNE 30, 2023 (Unaudited)
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

The Fund pays a monthly brokerage fee equal to 1/12 of 7% (7% annualized) of month-end net assets to Campbell & Company and approximately $4 per round turn to the futures brokers for execution and clearing costs. From the 7% fee, a portion (4%) is used to compensate selling agents for ongoing services rendered and a portion (3%) is retained by Campbell & Company for trading and management services rendered. The amount paid to the futures brokers, interbank market maker and swaps broker for execution and clearing costs is limited to 1/12 of 1% (1% annualized) of month-end net assets.

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
  JUNE 30, 2023 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2023 and December 31, 2022. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest. The Fund typically earns interest income on its assets deposited with NatWest.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the six months ended June 30, 2023 and 2022.

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
  JUNE 30, 2023 (Unaudited)
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at June 30, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout. At June 30, 2023 and December 31, 2022, the carrying value of such credit derivative contracts sold was $2,539,240 and $133,926, respectively.

	June 30, 2023	December 31, 2022
Credit Default Index Swaps	Maturity Date: June 2028	Maturity Date: December 2026
Investment grade	$191,205,700	$25,780,818
Non-investment grade	36,527,436	8,813,377
Total	$227,733,136	$34,594,195

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2023 and December 31, 2022 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2023 Fair Value	Liability Derivatives at June 30, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,053,300	$(2,483,099)	$(429,799)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	203,608	(1,073,510)	(869,902)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,842,400	(2,169,415)	1,672,985
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,798,702	(720,414)	1,078,288
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,394,303	(3,923)	1,390,380
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	742,552	(354,024)	388,528
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	7,980,325	(8,602,126)	(621,801)
Credit Default Index Swap Contracts**	Credit default index swaps	3,190,855	(651,615)	2,539,240
Interest Rate Swap Contracts**	Interest rate swaps	1,066,246	(631,248)	434,998
Total		$22,272,291	$(16,689,374)	$5,582,917

*	Derivatives not designated as hedging instruments under ASC 815
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2023 and 2022 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2023	Trading Gains (Losses) for the Three Months Ended June 30, 2022
Agriculture Contracts	$621,014	$1,279,268
Energy Contracts	(2,922,222)	1,595,927
Metal Contracts	2,200,283	(500,534)
Stock Indices Contracts	1,840,781	1,242,029
Short-Term Interest Rate Contracts	1,598,853	(178,968)
Long-Term Interest Rate Contracts	(1,967,047)	7,647,562
Forward Currency Contracts	(3,701,937)	12,475,334
Credit Default Index Swap Contracts	1,043,167	(1,124,494)
Interest Rate Swap Contracts	1,876,346	1,820,924
Total	$589,238	$24,257,048

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2023	Trading Gains (Losses) for the Six Months Ended June 30, 2022
Agriculture Contracts	$458,136	$3,544,568
Energy Contracts	(2,737,717)	9,945,129
Metal Contracts	3,727,792	2,387,642
Stock Indices Contracts	2,026,509	1,670,993
Short-Term Interest Rate Contracts	1,996,111	1,900,049
Long-Term Interest Rate Contracts	(1,523,463)	12,317,411
Forward Currency Contracts	894,129	19,984,950
Credit Default Index Swap Contracts	958,169	(1,736,167)
Interest Rate Swap Contracts	1,788,327	2,625,400
Total	$7,587,993	$52,639,975

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2023	Trading Gains (Losses) for the Three Months Ended June 30, 2022
Futures trading gains (losses):
Realized**	$1,836,307	$13,769,611
Change in unrealized	(464,645)	(2,684,327)
Forward currency trading gains (losses):
Realized**	(2,626,994)	11,382,796
Change in unrealized	(1,074,943)	1,092,538
Swap trading gains (losses):
Realized	1,514,338	964,901
Change in unrealized	1,405,175	(268,471)
Total	$589,238	$24,257,048

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2023	Trading Gains (Losses) for the Six Months Ended June 30, 2022
Futures trading gains (losses):
Realized***	$1,675,542	$31,804,485
Change in unrealized	2,271,826	(38,693)
Forward currency trading gains (losses):
Realized***	2,207,364	14,594,799
Change in unrealized	(1,313,235)	5,390,151
Swap trading gains (losses):
Realized	2,564,748	685,855
Change in unrealized	181,748	203,378
Total	$7,587,993	$52,639,975

**
For the three months ended June 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(9,871) and $(23,285), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(761,218) and $200,081, respectively.

***
For the six months ended June 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(4,661) and $8,504, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(930,515) and $(136,125), respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
For the three months ended June 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 22,400 and 12,900, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,711,300,000 and $695,600,000, respectively, and the monthly average of notional value of forward currency contracts was $1,863,300,000 and $1,182,300,000, respectively.

For the six months ended June 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 19,900 and 12,900, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,511,200,000 and $636,900,000, respectively, and the monthly average of notional value of forward currency contracts was $1,847,000,000 and $1,284,800,000, respectively.

Open contracts generally mature within three months; as of June 30, 2023, the latest maturity date for open futures contracts is September 2024 and the latest maturity date for open forward currency contracts is September 2023. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2028.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2023 and December 31, 2022 was $18,428,514 and $18,539,186, respectively, which equals approximately 11% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at June 30, 2023 and December 31, 2022 was restricted cash for margin requirements of $27,941,261 and $24,254,313, respectively, which equals approximately 17% and 15% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at June 30, 2023 and December 31, 2022.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$10,034,865	$(6,804,385)	$3,230,480
Forward currency contracts	NatWest Markets Plc	7,980,325	(7,980,325)	0
Centrally cleared swap contracts*	Centrally Cleared	4,257,101	(1,282,863)	2,974,238
Total derivatives		$22,272,291	$(16,067,573)	$6,204,718

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$3,230,480	$0	$0	$3,230,480
NatWest Markets Plc	0	0	0	0
Centrally Cleared	2,974,238	0	0	2,974,238
Total	$6,204,718	$0	$0	$6,204,718

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$6,804,385	$(6,804,385)	$0
Forward currency contracts	NatWest Markets Plc	8,602,126	(7,980,325)	621,801
Centrally cleared swap contracts	Centrally Cleared	1,282,863	(1,282,863)	0
Total derivatives		$16,689,374	$(16,067,573)	$621,801

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	621,801	0	(621,801)	0
Centrally Cleared	0	0	0	0
Total	$621,801	$0	$(621,801)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,750,705	$(6,792,051)	$958,654
Forward currency contracts	NatWest Markets Plc	8,245,050	(7,553,616)	691,434
Centrally cleared swap contracts*	Centrally Cleared	1,924,378	(639,427)	1,284,951
Total derivatives		$17,920,133	$(14,985,094)	$2,935,039

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
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)
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
  JUNE 30, 2023 (Unaudited)
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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2023 and December 31, 2022, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2023 and 2022, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2023 and December 31, 2022, the results of operations and financial highlights for the three months and six months ended June 30, 2023 and 2022, and cash flows and changes in partners’ capital (Net Asset Value) for the six months ended June 30, 2023 and 2022.

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

Results of Operations

The returns for the six months ended June 30, 2023 and 2022 were 2.80% and 36.15%, respectively. During the six months ended June 30, 2023 and 2022, the Fund accrued brokerage fees in the amount of $5,878,833 and $5,441,976, respectively, and paid brokerage fees in the amount of $5,900,716 and $5,220,106, respectively. No performance fees were accrued or paid during these periods.

2023 (For the Six Months Ended June 30)

Of the 2.80% year to date return, approximately 4.35% was due to trading gains (before commissions), approximately 2.41% due to investment income and approximately (3.96)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 4.35% trading gains by sector is as follows:

Sector	% Gain (Loss)
Credit	1.18%
Commodities	0.94%
Foreign Exchange	0.54%
Interest Rates	0.35%
Equity Indices	1.34%
4.35%

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

The Fund was close to unchanged in April.  Commodity and foreign exchange (FX) positions produced gains, while fixed income holdings generated offsetting losses.  Credit and stock holdings had little effect on the Fund. The commodity sector was additive for the Fund during the month.  A long sugar holding produced a significant gain as the soft commodity rallied to an 11-year high on Brazilian supply concerns following above-average rainfall in the region.  Some long energy holdings generated partially offsetting losses amid a mid-month sector-wide selloff that was spurred by recession worries and potentially tighter financial conditions which clouded the outlook for fuel demand. FX trading contributed modest gains in April.  Varied performance in the global FX markets (versus the dollar), coupled with mixed positioning led to negligible sector P&L.  Short positions on the Norwegian krone and Australian dollar, which continued their 2023 weakening trends, resulted in gains for the Fund.  Partially offsetting losses were realized in certain emerging market currencies, where long positioning was a detractor in the risk-off environment. Mixed credit positions produced de minimis gains for the Fund as credit spreads widened alongside the sell-off in other risky assets. Interest rate positions added modest losses to the Fund over the month.  UK Gilts underperformed after data showed inflation remained in the double digits, prompting traders to raise bets on the peak BOE rate, hurting long positioning.  Aussie bonds also contributed to losses after minutes showed the RBA discussed a quarter-point hike before deciding on a pause in April.  Short US Treasury positions generated some partially offsetting gains. Stocks indexes trading was flat for the Fund in April.  Gains were seen from Asian and European stock holdings while US index positions generated offsetting losses as markets weighed the potential higher-for-longer dynamic, the debt ceiling stalemate, renewed banking sector turmoil, and a pickup in growth worries with better than feared earnings and guidance.

The Fund produced a gain during May. Profits came from commodity and foreign exchange (FX) positions, while stock index and interest rates produced some partially offsetting losses. Credit holdings had little impact on the Fund. The commodity sector led Fund gains during the month of May. Short copper positions generated the best sector gains with prices falling to 6-month lows as sentiment soured on the back of China’s disappointing economic recovery and on the stronger US dollar. Additionally, copper stockpiles rebounded from multi-year lows. A short natural gas position also provided gains as the energy dropped amid ample supplies following persistent milder weather in the US. Foreign exchange trading generated additional Fund profits. Despite debt-ceiling concerns in the United States, the US dollar rallied during the month and the Fund’s gains on short Developed Market (DM) positions (versus long the USD) marginally offset the losses incurred in some long Emerging Market (EM) currencies. Shorts in commodity-linked currencies like the Norwegian krone and Australian dollar were the big DM gainers with those FX markets depreciating as oil prices sold off and as China growth concerns increased. Global stock index trading resulted in losses to the Fund. Net-long positioning for much of the month generated losses as recession fears, a ‘higher-for-longer’ stance from many Central Banks, US debt ceiling concerns, and China’s lackluster recovery weighed on sentiment. A strong AI-driven rally following Nvidia’s upbeat earnings and blow-out guidance at month-end capped losses. Interest rate positions were also a negative contributor in May. Long positioning on the UK Gilt led losses as a higher-than-expected UK inflation print put pressure on the Bank of England to continue hiking and caused Gilts to weaken (yields higher). Partially offsetting gains came from Canadian and New Zealand interest rate instruments. Canada’s inflation also came in hotter-than-expected which proved beneficial to short CGB positioning as prices declined. Payer NZD IRS positioning (which is profitable with higher yields) experienced monthly gains as Kiwi yields pushed higher prior to the late May RBNZ meeting.

The Fund produced a loss in June. Losses came from commodity and foreign exchange holdings while interest rate, stock index, and credit positions produced some partially offsetting gains during the month. The commodity sector led Fund losses during the month of June. Energy positions generated the largest sub-sector loss, namely from a short natural gas holding. Futures on natural gas rallied throughout the month as warmer temperatures continued to drive up cooling demand. A short on cocoa futures added to monthly losses as the soft commodity surged on fears heavy rains in major producing countries will disrupt harvests. Foreign exchange trading generated additional Fund losses as short positions in the Developed Market currencies (versus long the USD) more than offset the gains experienced in the Emerging Markets. The dominant story for the USD and monetary policy was that the Fed “skipped” a rate hike at its June meeting while other central banks like the ECB remained focused on tightening. This divergence resulted in the dollar index trading weaker on the month, hurting our net long USD position. Interest rate positions resulted in some offsetting gains in June with the positive P&L being led by short-dated instruments. With the exception of the Federal Reserve, major central banks continued raising rates with several delivering larger-than-expected hikes against a backdrop of better-than-expected economic data and persistent inflation. Short positioning on Euribor and German 2-year bonds benefited as yields rallied (prices fell) in the wake of a 25bps ECB hike and ongoing hawkish commentary from ECB President Lagarde. Short protection positions on the credit indices generated additional gains for the Fund. Credit spreads narrowed amid the broader rally in risk and the Fund benefited as a result. Global stock indexes generated profits for the Fund. Net long positioning on a variety of equity holdings benefited as most major indices finished the month in positive territory. Despite aggressive monetary policy tightening and geopolitical tensions, risk-on sentiment prevailed on optimistic soft-landing expectations and AI sector growth tailwinds.

2022 (For the Six Months Ended June 30)

Of the 36.15% year to date return, approximately 40.45% was due to trading gains (before commissions) and offset by approximately (0.07)% due to investment loss and approximately (4.23)% due to brokerage fees, operating expenses and offering costs borne by the Fund. An analysis of the 40.45% trading gains by sector is as follows:

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2023 and December 31, 2022 and the trading gains/losses by market category for the six months ended June 30, 2023 and the year ended December 31, 2022.

	June 30, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.19%	1.18%
Commodities	0.73%	0.94%
Foreign Exchange	0.69%	0.54%
Interest Rates	0.79%	0.35%
Equity Indices	0.61%	1.34%
Aggregate/Total	1.18%	4.35%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 2.80% year to date return, approximately 4.35% was due to trading gains (before commissions), approximately 2.41% due to investment income and approximately (3.96)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023, by market sector.

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

The following were the non-trading risk exposures of the Fund as of June 30, 2023.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of June 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2023 and 2022, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of June 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2023 and 2022, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

	By:	Campbell & Company, LP
General Partner

Date: August 14, 2023	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer