Form 10-Q
period 2023-09-30
CAMPBELL STRATEGIC ALLOCATION FUND LP
filed 2023-11-13
CIK 910467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

The Registrant has no voting stock. As of September 30, 2023, there were 45,843.009 Units of General and Limited Partnership Interest issued and outstanding.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$4,393,133	2.78%
	Equipment Loans	1,788,241	1.13%
	Total Asset Backed Securities (cost $6,197,472)	6,181,374	3.91%

	Commercial Paper
	Canada
	Financials (cost $499,330)	499,149	0.32%
	United States
	Consumer Discretionary	3,551,820	2.25%
	Financials	24,916,181	15.79%
	Industrials	4,386,846	2.78%
	Real estate	1,770,663	1.12%
	Information technology	3,636,618	2.30%
	Utilities	10,305,167	6.53%
	Total United States (cost $48,583,187)	48,567,295	30.77%
	Total Commercial Paper (cost $49,082,517)	$49,066,444	31.09%

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $444,861)	$443,336	0.28%
	Canada
	Financials	4,218,123	2.67%
	Energy	1,263,590	0.80%
	Total Canada (cost $5,494,912)	5,481,713	3.47%
	Germany
	Consumer Discretionary	507,808	0.32%
	Industrials	776,320	0.49%
	Total Germany (cost $1,280,141)	1,284,128	0.81%
	Japan
	Financials (cost $439,999)	440,333	0.28%
	Spain
	Financials (cost $999,997)	985,205	0.62%
	Switzerland
	Financials (cost $1,424,979)	1,424,785	0.90%
	United Kingdom
	Financials (cost $839,404)	840,043	0.53%
	United States
	Consumer Discretionary	3,294,169	2.09%
	Energy	530,288	0.34%
	Financials	6,751,921	4.28%
	Health care	1,376,703	0.87%
	Industrials	1,901,797	1.21%
	Information technology	259,866	0.16%
	Materials	1,713,631	1.09%
	Real estate	904,687	0.57%
	Utilities	1,913,198	1.21%
	Total United States (cost $18,746,467)	18,646,260	11.82%
	Total Corporate Bonds (cost $29,670,760)	29,545,803	18.71%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$8,400,000	U.S. Treasury Bills Due 10/12/2023 (1)	8,387,698	5.32%
$2,400,000	U.S. Treasury Bills Due 11/09/2023 (1)	2,386,595	1.51%
$6,300,000	U.S. Treasury Bills Due 12/19/2023 (1)	6,227,621	3.95%
	Total Government and Agency Obligations (cost $16,997,523)	17,001,914	10.78%
	Total Fixed Income Securities (2) (cost $101,948,272)	$101,795,535	64.49%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $17,001,914 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $5,741,587)	$5,741,587	3.64%
Total Short Term Investments (cost $5,741,587)	$5,741,587	3.64%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(946,965)	(0.60)%
Energy	(89,642)	(0.06)%
Metals	48,931	0.03%
Stock indices	(40,235)	(0.03)%
Short-term interest rates	4,180	0.00%
Long-term interest rates	(372,536)	(0.24)%
Net unrealized gain (loss) on long futures contracts	(1,396,267)	(0.90)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	1,863,298	1.18%
Energy	41,730	0.03%
Metals	357,947	0.23%
Stock indices	66,676	0.04%
Short-term interest rates	109,920	0.07%
Long-term interest rates	1,735,134	1.10%
Net unrealized gain (loss) on short futures contracts	4,174,705	2.65%
Net unrealized gain (loss) on open futures contracts	$2,778,438	1.75%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(1,843,193)	(1.17)%
Various short forward currency contracts	1,194,724	0.76%
Net unrealized gain (loss) on open forward currency contracts	$(648,469)	(0.41)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,481,979) (3)	$1,158,630	0.73%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $352,069) (4)	$322,822	0.20%

(3)
Includes $1,190,564 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $497,360 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Equity in futures brokers trading accounts
Cash	$18,533,604	$9,866,931
Restricted cash	2,327,944	3,893,726
Fixed income securities (cost $16,997,523 and $18,535,963, respectively)	17,001,913	18,539,186
Net unrealized gain (loss) on open futures contracts	2,778,438	958,654
Total equity in futures brokers trading accounts	40,641,899	33,258,497

Cash and cash equivalents	506,202	661,440
Cash at interbank market maker	2,063,487	2,982,070
Restricted cash at interbank market maker	18,471,003	17,758,973
Short term investments (cost $5,741,587 and $3,863,320, respectively)	5,741,587	3,863,320
Cash at swaps broker	4,818,769	3,755,252
Restricted cash at swaps broker	5,801,990	2,601,614
Fixed income securities (cost $84,950,749 and $100,332,011, respectively)	84,793,622	99,693,799
Credit default index swaps	0	12,678
Interest rate swaps	0	1,003,627
Due from swaps broker	111,763	39,053
Net unrealized gain on open forward currency contracts	0	691,434
Interest receivable	413,712	378,790
Total assets	$163,364,034	$166,700,547

LIABILITIES
Payable to custodian	$4,227	$0
Accounts payable	161,153	157,426
Brokerage fee payable	936,441	971,207
Net unrealized loss on open forward currency contracts	648,469	0
Payable for securities purchased	1,771,508	0
Interest rate swaps	174,538	0
Credit default index swaps	31,934	0
Accrued commissions and other trading fees on open contracts	18,910	23,572
Offering costs payable	20,483	26,937
Redemptions payable	1,796,261	1,373,833
Total liabilities	5,563,924	2,552,975
PARTNERS’ CAPITAL (Net Asset Value)
General Partner - 0.000 and 0.000 redeemable units outstanding at September 30, 2023 and December 31, 2022	0	0
Limited Partners - 45,843.009 and 49,498.151 redeemable units outstanding at September 30, 2023 and December 31, 2022	157,800,110	164,147,572
Total partners’ capital (Net Asset Value)	157,800,110	164,147,572
Total liabilities and partners’ capital (Net Asset Value)	$163,364,034	$166,700,547

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$2,727,164	$4,779,742	$4,402,706	$36,584,227
Change in unrealized	(452,042)	1,914,037	1,819,784	1,875,344
Brokerage commissions	(218,803)	(142,358)	(679,672)	(425,570)
Net gain (loss) from futures trading	2,056,319	6,551,421	5,542,818	38,034,001

Forward currency trading gains (losses)
Realized	(262,606)	7,975,523	1,944,758	22,570,322
Change in unrealized	(26,668)	1,723,045	(1,339,903)	7,113,196
Brokerage commissions	(35,249)	(29,028)	(147,261)	(77,349)
Net gain (loss) from forward currency trading	(324,523)	9,669,540	457,594	29,606,169

Swap trading gains (losses)
Realized	2,278,271	706,189	4,843,019	1,392,044
Change in unrealized	(1,731,557)	201,723	(1,549,809)	405,101
Net gain (loss) from swap trading	546,714	907,912	3,293,210	1,797,145
Total net trading gain (loss)	2,278,510	17,128,873	9,293,622	69,437,315

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,951,194	903,538	6,842,242	1,372,298
Realized gain (loss) on fixed income securities	8,983	(5,911)	(1,248,878)	(19,371)
Change in unrealized gain (loss) on fixed income securities	131,751	(135,047)	482,252	(697,132)
Total investment income (loss)	2,091,928	762,580	6,075,616	655,795

Expenses
Brokerage fee	2,762,377	3,018,666	8,641,210	8,460,642
Operating expenses	107,190	153,189	400,345	418,860
Total expenses	2,869,567	3,171,855	9,041,555	8,879,502
Net investment income (loss)	(777,639)	(2,409,275)	(2,965,939)	(8,223,707)
NET INCOME (LOSS)	$1,500,871	$14,719,598	$6,327,683	$61,213,608

NET INCOME (LOSS) PER GENERAL AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)	$32.01	$281.87	$131.73	$1,136.64

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT	$33.11	$283.52	$125.95	$1,128.79

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD	46,883.576	52,220.480	48,035.358	53,855.007

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$6,327,683	$61,213,608
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	587,676	(8,696,509)
(Increase) decrease in interest receivable	(34,922)	(204,114)
(Increase) decrease in due from swaps broker	(72,710)	17,051
Increase (decrease) in payable to custodian	4,227	0
Increase (decrease) in payable for securities purchased	1,771,508	0
Increase (decrease) in accounts payable and accrued expenses	(35,701)	264,584
Net purchases from swap broker	(327,031)	486,484
Purchases of investments	(1,567,725,661)	(1,212,246,328)
Sales/maturities of investments	1,582,767,095	1,171,381,960
Net cash from (for) operating activities	23,262,164	12,216,736

Cash flows from (for) financing activities
Redemption of units	(11,998,237)	(13,371,637)
Offering costs paid	(260,934)	(399,861)
Net cash from (for) financing activities	(12,259,171)	(13,771,498)

Net increase (decrease) in cash, cash equivalents and restricted cash	11,002,993	(1,554,762)

Cash, cash equivalents and restricted cash at beginning of period	41,520,006	37,879,336
Cash, cash equivalents and restricted cash at end of period	$52,522,999	$36,324,574

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$18,533,604	$9,866,931
Restricted cash	2,327,944	3,893,726
Cash and cash equivalents	506,202	661,440
Cash at interbank market maker	2,063,487	2,982,070
Restricted cash at interbank market maker	18,471,003	17,758,973
Cash at swaps broker	4,818,769	3,755,252
Restricted cash at swaps broker	5,801,990	2,601,614
Total cash, cash equivalents and restricted cash at end of period	$52,522,999	$41,520,006

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Partners’ Capital
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2023

Balances at December 31, 2022	0.000	$0	49,498.151	$164,147,572	49,498.151	$164,147,572
Net income (loss) for the three months ended March 31, 2023		0		5,507,428		5,507,428
Redemptions	0.000	0	(988.518)	(3,396,921)	(988.518)	(3,396,921)
Offering costs		0		(91,971)		(91,971)
Balances at March 31, 2023	0.000	$0	48,509.633	$166,166,108	48,509.633	$166,166,108

Net income (loss) for the three months ended June 30, 2023		0		(680,616)		(680,616)
Redemptions	0.000	0	(1,222.484)	(4,184,300)	(1,222.484)	(4,184,300)
Offering costs		0		(95,739)		(95,739)
Balances at June 30, 2023	0.000	$0	47,287.149	$161,205,453	47,287.149	$161,205,453

Net income (loss) for the three months ended September 30, 2023		0		1,500,871		1,500,871
Redemptions	0.000	0	(1,444.140)	(4,839,444)	(1,444.140)	(4,839,444)
Offering costs		0		(66,770)		(66,770)
Balances at September 30, 2023	0.000	$0	45,843.009	$157,800,110	45,843.009	$157,800,110

Nine Months Ended September 30, 2022

Balances at December 31, 2021	0.000	$0	55,906.286	$130,719,370	55,906.286	$130,719,370
Net income (loss) for the three months ended March 31, 2022		0		25,402,283		25,402,283
Redemptions	0.000	0	(1,498.696)	(3,898,869)	(1,498.696)	(3,898,869)
Offering costs		0		(170,076)		(170,076)
Balances at March 31, 2022	0.000	$0	54,407.590	$152,052,708	54,407.590	$152,052,708

Net income (loss) for the three months ended June 30, 2022		0		21,091,727		21,091,727
Redemptions	0.000	0	(1,516.705)	(4,643,358)	(1,516.705)	(4,643,358)
Offering costs		0		(124,923)		(124,923)
Balances at June 30, 2022	0.000	$0	52,890.885	$168,376,154	52,890.885	$168,376,154

Net income (loss) for the three months ended September 30, 2022		0		14,719,598		14,719,598
Redemptions	0.000	0	(1,553.291)	(5,017,315)	(1,553.291)	(5,017,315)
Offering costs		0		(92,076)		(92,076)
Balances at September 30, 2022	0.000	$0	51,337.594	$177,986,361	51,337.594	$177,986,361

Net Asset Value per General and Limited Partner Unit

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$3,442.18	$3,409.08	$3,425.43	$3,316.24

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$3,466.98	$3,183.46	$2,794.70	$2,338.19

See Accompanying Notes to Financial Statements.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,409.08	$3,183.46	$3,316.24	$2,338.19

Income (loss) from operations:
Total net trading gains (losses) (1)	51.11	331.42	192.98	1,288.68
Net investment income (loss) (1)	(16.59)	(46.14)	(61.74)	(152.70)
Total net income (loss) from operations	34.52	285.28	131.24	1,135.98
Offering costs (1)	(1.42)	(1.76)	(5.30)	(7.19)
Net asset value per unit at end of period	$3,442.18	$3,466.98	$3,442.18	$3,466.98
Total Return (4)	0.97%	8.91%	3.80%	48.28%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	7.28%	7.48%	7.41%	7.59%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	7.28%	7.48%	7.41%	7.59%
Net investment income (loss) (2) (3)	(1.96)%	(5.68)%	(2.43)%	(7.03)%

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
  SEPTEMBER 30, 2023 (Unaudited)

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
  SEPTEMBER 30, 2023 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2023, and December 31, 2022, and for the periods ended September 30, 2023 and 2022, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair Value at September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,741,587	$0	$0	$5,741,587
Fixed income securities	0	101,795,535	0	101,795,535

Other Financial Instruments
Exchange-traded futures contracts	2,778,438	0	0	2,778,438
Forward currency contracts	0	(648,469)	0	(648,469)
Credit default index swap contracts	0	1,158,630	0	1,158,630
Interest rate swap contracts	0	322,822	0	322,822
Total	$8,520,025	$102,628,518	$0	$111,148,543

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,863,320	$0	$0	$3,863,320
Fixed income securities	0	118,232,985	0	118,232,985

Other Financial Instruments
Exchange-traded futures contracts	958,654	0	0	958,654
Forward currency contracts	0	691,434	0	691,434
Credit default index swap contracts	0	133,926	0	133,926
Interest rate swap contracts	0	1,151,025	0	1,151,025
Total	$4,821,974	$120,209,370	$0	$125,031,344

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 11. See Condensed Schedules of Investments for additional detail categorization.

E.  Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
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

G.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Fund (“offering costs”). In addition, Campbell & Company continues to compensate wholesalers for services rendered to Limited Partners. The Fund’s liability for offering costs is limited to the maximum of total offering costs incurred by Campbell & Company, not to exceed 2.5% of the aggregate subscriptions accepted during the initial and continuous offerings. As of September 30, 2023 and December 31, 2022, the Fund has the potential remaining reimbursement amount of approximately $32.7 million and $33.0 million, respectively. If the Fund terminates prior to completion of payment of the calculated amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments, and the Fund will have no further obligation to Campbell & Company.

The Fund is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. At September 30, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company and reflected as a liability in the Statements of Financial Condition for offering costs payable to Campbell & Company is $20,483 and $26,937, respectively. The amount of monthly reimbursement due to Campbell & Company is charged directly to partners’ capital.

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
  SEPTEMBER 30, 2023 (Unaudited)
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
  SEPTEMBER 30, 2023 (Unaudited)
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

Note 6.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2023 and December 31, 2022. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with NatWest. The Fund typically earns interest income on its assets deposited with NatWest.

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

Note 8.  OPERATING EXPENSES

Operating expenses of the Fund are limited by the Amended Agreement of Limited Partnership to 0.5% per year of the average month-end Net Asset Value of the Fund. Actual operating expenses were less than 0.5% (annualized) of average month-end Net Asset Value for the nine months ended September 30, 2023 and 2022.

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
  SEPTEMBER 30, 2023 (Unaudited)
Note 10.  CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Fund sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Fund by their maturity for contracts which are outstanding at September 30, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout. At September 30, 2023 and December 31, 2022, the carrying value of such credit derivative contracts sold was $1,158,630 and $133,926, respectively.

	September 30, 2023	December 31, 2022
Credit Default Index Swaps	Maturity Date: December 2028	Maturity Date: December 2027
Investment grade	$93,254,074	$25,780,818
Non-investment grade	19,997,148	8,813,377
Total	$113,251,222	$34,594,195

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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2023 and December 31, 2022 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2023 Fair Value	Liability Derivatives at September 30, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,879,314	$(962,981)	$916,333
Energy Contracts	Net unrealized gain (loss) on open futures contracts	380,434	(428,346)	(47,912)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,546,175	(3,139,297)	406,878
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	338,609	(312,168)	26,441
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	246,464	(132,364)	114,100
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,832,548	(469,950)	1,362,598
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	4,421,410	(5,069,879)	(648,469)
Credit Default Index Swap Contracts**	Credit default index swaps	1,304,502	(145,872)	1,158,630
Interest Rate Swap Contracts**	Interest rate swaps	1,058,493	(735,671)	322,822
Total		$15,007,949	$(11,396,528)	$3,611,421

*	Derivatives not designated as hedging instruments under ASC 815
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

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
The trading gains and losses of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2023 and 2022 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2023	Trading Gains (Losses) for the Three Months Ended September 30, 2022
Agriculture Contracts	$808,221	$(711,523)
Energy Contracts	5,661,475	(2,403,337)
Metal Contracts	(2,274,881)	1,152,211
Stock Indices Contracts	(2,498,680)	1,926,144
Short-Term Interest Rate Contracts	(75,473)	4,771,243
Long-Term Interest Rate Contracts	654,460	1,959,041
Forward Currency Contracts	(289,274)	9,698,568
Credit Default Index Swap Contracts	(1,365)	(190,696)
Interest Rate Swap Contracts	548,079	1,098,608
Total	$2,532,562	$17,300,259

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2023	Trading Gains (Losses) for the Nine Months Ended September 30, 2022
Agriculture Contracts	$1,266,357	$2,833,045
Energy Contracts	2,923,758	7,541,792
Metal Contracts	1,452,911	3,539,853
Stock Indices Contracts	(472,171)	3,597,137
Short-Term Interest Rate Contracts	1,920,638	6,671,292
Long-Term Interest Rate Contracts	(869,003)	14,276,452
Forward Currency Contracts	604,855	29,683,518
Credit Default Index Swap Contracts	956,804	(1,926,863)
Interest Rate Swap Contracts	2,336,406	3,724,008
Total	$10,120,555	$69,940,234

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2023	Trading Gains (Losses) for the Three Months Ended September 30, 2022
Futures trading gains (losses):
Realized**	$2,727,164	$4,779,742
Change in unrealized	(452,042)	1,914,037
Forward currency trading gains (losses):
Realized**	(262,606)	7,975,523
Change in unrealized	(26,668)	1,723,045
Swap trading gains (losses):
Realized	2,278,271	706,189
Change in unrealized	(1,731,557)	201,723
Total	$2,532,562	$17,300,259

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2023	Trading Gains (Losses) for the Nine Months Ended September 30, 2022
Futures trading gains (losses):
Realized***	$4,402,706	$36,584,227
Change in unrealized	1,819,784	1,875,344
Forward currency trading gains (losses):
Realized***	1,944,758	22,570,322
Change in unrealized	(1,339,903)	7,113,196
Swap trading gains (losses):
Realized	4,843,019	1,392,044
Change in unrealized	(1,549,809)	405,101
Total	$10,120,555	$69,940,234

**
For the three months ended September 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $49,771 and $(73,875), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(195,300) and $(1,388,963), respectively.

***
For the nine months ended September 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $45,110 and $3,343, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(1,125,816) and $(324,827), respectively.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
For the three months ended September 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 20,600 and 13,200, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,982,800,000 and $1,298,500,000 respectively, and the monthly average of notional value of forward currency contracts was $1,258,800,000 and $3,461,000,000 respectively.

For the nine months ended September 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 20,100 and 13,000, respectively, the monthly average of notional value of centrally cleared swap contracts was approximately $1,668,400,000 and $857,400,000 respectively, and the monthly average of notional value of forward currency contracts was $1,651,000,000 and $2,010,200,000, respectively.

Open contracts generally mature within three months; as of September 30, 2023, the latest maturity date for open futures contracts is December 2024 and the latest maturity date for open forward currency contracts is December 2023. However, the Fund intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2028.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2023 and December 31, 2022 was $17,001,914 and $18,539,186, respectively, which equals approximately 11% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at September 30, 2023 and December 31, 2022 was restricted cash for margin requirements of $26,600,937 and $24,254,313, respectively, which equals approximately 17% and 15% of Net Asset Value, respectively. There were no cash deposits held at UBS Securities LLC or UBS AG, a futures broker and interbank market maker, respectively, at September 30, 2023 and December 31, 2022.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$8,223,544	$(5,445,106)	$2,778,438
Forward currency contracts	NatWest Markets Plc	4,421,410	(4,421,410)	0
Centrally cleared swap contracts*	Centrally Cleared	2,362,995	(881,543)	1,481,452
Total derivatives		$15,007,949	$(10,748,059)	$4,259,890

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$2,778,438	$0	$0	$2,778,438
NatWest Markets Plc	0	0	0	0
Centrally cleared swap contracts	1,481,452	0	0	1,481,452
Total	$4,259,890	$0	$0	$4,259,890

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$5,445,106	$(5,445,106)	$0
Forward currency contracts	NatWest Markets Plc	5,069,879	(4,421,410)	648,469
Centrally cleared swap contracts	Centrally Cleared	881,543	(881,543)	0
Total derivatives		$11,396,528	$(10,748,059)	$648,469

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	648,469	0	(648,469)	0
Centrally cleared swap contracts	0	0	0	0
Total	$648,469	$0	$(648,469)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$7,750,705	$(6,792,051)	$958,654
Forward currency contracts	NatWest Markets Plc	8,245,050	(7,553,616)	691,434
Centrally cleared swap contracts*	Centrally Cleared	1,924,378	(639,427)	1,284,951
Total derivatives		$17,920,133	$(14,985,094)	$2,935,039

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Goldman, Sachs & Co.	$958,654	$0	$0	$958,654
NatWest Markets Plc	691,434	0	0	691,434
Centrally cleared swap contracts	1,284,951	0	0	1,284,951
Total	$2,935,039	$0	$0	$2,935,039

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	Goldman, Sachs & Co.	$6,792,051	$(6,792,051)	$0
Forward currency contracts	NatWest Markets Plc	7,553,616	(7,553,616)	0
Centrally cleared swap contracts	Centrally Cleared	639,427	(639,427)	0
Total derivatives		$14,985,094	$(14,985,094)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2022
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Goldman, Sachs & Co.	$0	$0	$0	$0
NatWest Markets Plc	0	0	0	0
Centrally cleared swap contracts	0	0	0	0
Total	$0	$0	$0	$0

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
  SEPTEMBER 30, 2023 (Unaudited)
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

Note 13. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2023 and December 31, 2022, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2023 and 2022, and the Statements of Cash Flows and Changes in Partners’ Capital (Net Asset Value) for the nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2023 and December 31, 2022, the results of operations and financial highlights for the three months and nine months ended September 30, 2023 and 2022, and cash flows and changes in partners’ capital (Net Asset Value) for the nine months ended September 30, 2023 and 2022.

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

Results of Operations

The returns for the nine months ended September 30, 2023 and 2022 were 3.80% and 48.28%, respectively. During the nine months ended September 30, 2023 and 2022, the Fund accrued brokerage fees in the amount of $8,641,210 and $8,460,642, respectively, and paid brokerage fees in the amount of $8,606,444 and $8,182,198, respectively. No performance fees were accrued or paid during these periods.

2023 (For the Nine Months Ended September 30)

Of the 3.80% year to date return, approximately 5.97% was due to trading gains (losses) (before commissions), approximately 3.74% due to investment income and approximately (5.91)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

An analysis of the 5.97% trading gains (losses) by sector is as follows:

Sector	% Gain (Loss)
Credit	1.14%
Commodities	3.94%
Foreign Exchange	0.48%
Interest Rates	0.81%
Equity Indices	(0.40)%
5.97%

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

The Fund produced a loss in July. Losses came from foreign exchange (FX) and interest rate holdings while credit and commodity positions produced some partially offsetting gains during the month. Stock indexes had little impact. Foreign exchange trading generated Fund losses with short positions in the Developed Market currencies (versus long USD) dominating FX P&L. The main story around US policy was that while the Fed hiked 25bps in July, the market is pricing in a terminal rate that is close to its peak, which caused weakness in the greenback relative to its peers. The biggest Fund loss came from a short on the Norwegian krone, which saw additional appreciation on back of the continued strength in crude prices. Interest rate positions were also a negative contributor in July. Mixed fixed income positions generated losses as yields traded choppy as the markets weighed cooling inflation trends, “peak Fed” expectations, sticky employment, and strong economic data. Offsetting gains were experienced in a payer position on the NOK as yields continued their move higher with Norway’s economy seen as more resilient than neighboring Sweden. Short protection positions on the credit indices generated partially offsetting gains for the Fund. Credit spreads narrowed amid the broader rally in risk and the Fund benefited as a result. The commodity sector added further gains for the Fund in July. Long energy positions were the largest sector contributor as the complex rallied amid signs of tightening global supply and an improving demand outlook. Industrial and precious metals posted partially offsetting losses with short positions suffering as prices rallied on the weaker USD and positive US macroeconomic trends. Stock index holdings had little impact on the Fund in the month of July amid mixed positioning across the global indices. Stock markets advanced during the month on soft landing expectations and disinflation traction. Positive earnings takeaways provided additional support for stocks.

The Fund produced a gain in August. Gains came from foreign exchange (FX) and commodity holdings while stock indexes, interest rate, and credit positions produced some partially offsetting losses during the month. Foreign exchange trading led Fund gains in August. Shorts in the developed market currencies (versus long USD) benefited as the USD rallied sharply, following US Treasury yields which hit a 15-year high. The dollar bloc (AUD, NZD, CAD) and the Scandis (NOK and SEK) were the major underperformers on the month, with short AUDUSD leading Fund gains on weaker Chinese data and a rate hold from the RBA. Commodity trading was also additive for the Fund in August. Grains generated the largest sub-sector returns by way of a short wheat holding, which benefitted as prices fell on weak demand for US exports. Short industrial metal positions produced additional gains for the Fund as the base metals complex weakened on concerns about China’s economy. Mixed positioning across the global stock indexes generated partially offsetting losses for the Fund. Equity indices weakened during the month as the hard vs soft landing debate continued, fueled by persistent inflation concerns and some weak US data that supported the peak-Fed narrative. Further, equity markets reacted to the steep rise in US yields along with an unexpected Fitch downgrade of the US. Fixed income instruments also detracted on the month. August kicked off with Fitch downgrading the US credit rating, which pushed Treasuries yields lower (prices higher), but weak auctions and hawkish Fed minutes sharply reversed that trend in the back half of August. US Treasuries ultimately ended the month lower, leaving gains in short US 30yr positioning evenly matched with losses on mixed positioning in the US 10yr note. A dismal Eurozone PMI print sparked a rally in German bonds as investors pared bets on another ECB hike, hurting short positioning. Short protection positions on the credit indices generated additional offsetting losses for the Fund. Credit spreads widened amid the broader sell-off in risk and the Fund suffered as a result.

The Fund produced a gain in September. Profits came from interest rate, commodities, and foreign exchange (FX) holdings, while stock and credit index positions produced some partially offsetting losses during the month. Fixed income instruments led Fund gains with short positioning profiting as global bond prices tumbled (yield jumped). US Treasuries sold off sharply as investors responded to the Fed’s messaging that rates are set to stay higher for longer than previously expected. Adding to the retreat in the global bond markets, the Fed revised down their forecast for the number of 2024 interest rate cuts and the ECB signaled rates will be held higher for a “sufficiently long” period of time to quell inflation. Commodity trading also provided gains during the month. Precious metals generated the best sub-sector commodity returns for the Fund. Shorts held across the sector performed positively as continued strength in the US dollar and upward pressure on yields weighed on precious metal prices. Long positioning on the petroleum complex also generated gains as those energy markets advanced on tight supplies with OPEC+ leaders Saudi Arabia and Russia constricting output. The foreign exchange markets contributed additional gains for the Fund. Shorts in the developed market currencies (versus long the US dollar) benefited as the USD rallied sharply on back of Treasury yields, which made new highs not seen since before the Global Financial Crisis. While yields moved higher across many of the developed markets, US rates experienced a divergence higher during the month on back of the hawkish Fed, driving the relative strength in the greenback. Stock indices had a negative P&L impact in September, with losses concentrated in long European holdings. Nearly all major benchmarks logged losses for the month with the risk-off trading fueled by the higher-for-longer Fed and accompanying upward pressure on yields. The pickup in consumer headwinds with higher energy prices and the resumption of student loans, as well as the UAW strike and looming government shutdown, also pressured equity markets lower. Short protection positions on the credit indices generated additional offsetting losses for the Fund as credit spreads widened amid the broader sell-off in risk.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2023 and December 31, 2022 and the trading gains (losses) by market category for the nine months ended September 30, 2023 and the year ended December 31, 2022.

	September 30, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.20%	1.14%
Commodities	0.70%	3.94%
Foreign Exchange	0.68%	0.48%
Interest Rates	1.04%	0.81%
Equity Indices	0.41%	(0.40)%
Aggregate/Total	1.80%	5.97%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**
Of the 3.80% year to date return, approximately 5.97% was due to trading gains (losses) (before commissions), approximately 3.74% due to investment income and approximately (5.91)% due to brokerage fees, operating expenses and offering costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023, by market sector.

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

The following were the non-trading risk exposures of the Fund as of September 30, 2023.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership(1)

3.02	Second Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A)(2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus)(2)

10.01	Advisory Agreement between Campbell Strategic Allocation Fund, L.P. and Campbell & Company, LP(3)

10.02	Global Institutional Master Custody Agreement(1)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager(4)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of September 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2023 and 2022, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of September 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2023 and 2022, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL STRATEGIC ALLOCATION FUND, L.P.
(Registrant)

	By:	Campbell & Company, LP
General Partner

Date: November 13, 2023	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer